Form 10KSB
period 2001-09-30
TELECOM COMMUNICATIONS INC
filed 2002-02-08
CIK 1139570

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB



[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the period ended September 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______

COMMISSION FILE NUMBER:  333-62236

                          TELECOM COMMUNICATIONS, INC.
                          ----------------------------
        (Exact name of small business issuer as specified in its charter)


          Indiana                                       35-2089848
     ------------                                       ----------
(State or other jurisdiction of                 (IRS Employer identification
incorporation or organization)                             No.)


                     827 S. Broadway, Los Angeles, CA  90014
                     ---------------------------------------
                    (Address of principal executive offices)

                                 (213) 489-3486
                                 --------------
                           (Issuer's telephone number)

      Securities registered pursuant to Section 12(b) of the Exchange Act:

                                      None

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                      $0.001 Par Value Common Voting Stock
                      ------------------------------------
                                (Title of Class)


Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]  No[  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or an amendment to this Form 10-KSB. [x]

State issuer's net revenues for its most recent fiscal year: $660,115

As of February 5, 2002, there were 10,000,000 common shares outstanding. There is currently no market established for the Company's common stock.

Transitional  Small  Business  Disclosure  Format  (check  one):  Yes [ ] No[X]

Number of shares of common stock outstanding as of February 5, 2002: 10,000,000

Number of shares of preferred stock outstanding as of February 5, 2002: None












                The rest of this page is left intentionally blank
                -------------------------------------------------

















                                     PART I
                                     ------

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
-------------------------------------------------

This periodic report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management. Statements in this periodic report that are not historical facts are hereby identified as "forward-looking statements" for the purpose of the safe harbor provided by
Section  21E  of  the  Exchange  Act  and  Section  27A  of  the Securities Act.

Item 1. Business

Business Development
--------------------

Telecom Communications Inc. was incorporated on January 6, 1997 in the State of Indiana under the corporate name MAS Acquisition XXI Corp. Prior to December 21, 2000, we were a blank check company seeking a business combination with unidentified business. On December 21, 2000, we acquired Telecom Communications of America which was a sole proprietorship doing business in Los Angeles, California since August 15, 1995 and changed our name to Telecom Communications Inc. In connection with this acquisition, Aaron Tsai, our former sole officer and director was replaced by Telecom Communications of America's owners and associates. We issued 9,000,000 shares of our common stock or 90% of our total outstanding common shares after giving effect to the acquisition. MAS Capital Inc. returned 7,272,400 shares of common stock for cancellation without any consideration.

Our principal executive offices are located at 827 S. Broadway, Los Angeles, CA 90014. Our telephone number is (213) 489-3486.

Overview
--------

Our main business is to provide low cost telephone calls over the Internet to individuals and businesses. Our services enable our customers to make low cost telephone calls over the Internet using the traditional telephone. In September 1999, we introduced a service that enables international and domestic calls to be made over the Internet using traditional telephones. Long distance calls made using our services are often substantially less expensive than long distance calls routed over traditional voice network. Following illustrate a typical cost for our customers. In summary, our cost of 9.5 cents per minute compared with 17 cents per minute using traditional phones taking in considerations for the monthly basic service charges for the traditional phone services.




Illustration:  (based on telephone services in our area)

Our cost per minute = 9.5
Traditional phone services cost per minute = 7 cents (without basic fees)

Assumptions: Residential long distance charge for the month is $10.78 for 154 minutes (domestic call). Customer is using plans such as MCI 7 Cents anytime residential plan.

Additional costs for Traditional long distance charges:

   MCI 7 Cents anytime residential plan                  $ 6.95
   12% Federal Excise Tax                                  1.32
   40% State & Local Taxes                                 4.36
  .004% Federal, State & Local Surcharges                  0.04
   25% Federal Universal Service Fee                       2.61
  .23% CA High cost Fund-B Surcharges                      0.25
  .005% CA Universal Life Tel Service Surcharges           0.05
  .003% CA Relay Service and Communication Device Fund     0.03
  .006% CA 911 Local                                       0.07
--------------------                                    --------
                        TOTAL                            $15.68

To calculate traditional phone cost, we took the traditional long distance charges for the month of $10.78 plus the monthly fees of $15.68 and divide the result by 154 minutes which gives 17 cents per minute.

       $10.78 + $15.68 = $26.46 divided by 154 minutes = 17 cents.

In this illustration, our customers would save 7.5 cents per minute using our services. The basic fees may very for different areas and we do not have that information at this time. For International calls, you have a higher savings due to higher tariff on traditional phone calls.

We intend to expand our business through acquisitions. Currently, we have one telephone calling center with one server located in Los Angeles, California.

We have only a limited operating history upon which you can evaluate our business and prospects. We have achieved limited profitability, and expect to continue to achieve limited profitability in the year 2001 and subsequent fiscal periods. We will need to significantly increase our revenues in order to achieve greater profitability, which may not occur. Even if we do achieve greater profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future.




Industry Background
-------------------

The Internet is experiencing unprecedented growth as a global medium for communications and commerce. Internet telephony has emerged as a low cost alternative to traditional long distance calls. Internet telephone calls are less expensive than traditional domestic and international long distance calls primarily because these calls are carried over the Internet and therefore bypass a significant portion of local and international long distance tariffs. The fees and tariffs that are eliminated for our services can be itemized as follows:

      * Calling Plans Charge
      * Carrier Access Charge
      * Federal Excise Tax
      * State and local Tax
      * Federal, State and local surcharge
      * Federal Universal Service fee
      * California High Cost Fund-B surcharge
      * California Universal Lifeline Telephone Service surcharge
      * California Relay Service and Common Device fund
      * California 911 Local charge

The technology by which Internet phone calls are made is also more cost-effective than the technology by which traditional long distance calls are made. The growth of Internet telephony has been limited to date due to poor sound quality attributable to technological issues such as delays in packet transmission and network capacity limitations. However, recent improvements in packet-switching technology, new software algorithms and improved hardware have substantially reduced delays in packet transmissions.

Products and Services
---------------------

Presently, we have one telephone calling center located in Los Angeles, California. This center has 6 phone booths each with its own traditional telephone set, table and chair. Phone calls made from these booths are routed through our computer server and Internet connection to a third party servers which provide the interconnection to their established network which enables telecommunications over Internet Protocol (IP) data networks using their software, hardware and related components. The third party providing this service is Inter-Tel.net, Inc. with whom Telecom has a contractual agreement.

We do not rely solely on customers visiting our telephone calling center. We also have 24 phone lines attached to our server which enables customers accessing our services using telephones away from our location by calling in to our telephone calling center to be re-routed to our Internet connections. In addition, the following products and services are also offered at our telephone calling center:

     * Money wiring service
     * Check cashing
     * Sales of Lotto tickets
     * Automatic Telling Machine (ATM)
     * Faxing services
     * Sales of telephone cards

Business Strategies
-------------------

We hope to grow rapidly through franchising our existing operations and through acquisitions. We have not made any specific business plan for franchising our existing operations and we have no prior experience in franchising. Currently, we do not have prospective franchisees or acquisition targets that are targeted for acquisitions.

Key elements of the company's business strategy are:

* Acquiring and consolidating geographically disparate and usually smaller independent Internet Telephone Service Providers.

* Developing and offering additional value-added products and services to customers. For example, offering long distance international calls over the Internet using cellular phones.

* Selling franchises of our telephone calling center concept throughout the West Coast and in other areas of high concentration of immigrants.

* Building customer loyalty and gaining market share through brand recognition.

* Expansion of our sales and marketing operation.

Marketing Strategy
------------------

We currently market our products in several areas. Our marketing efforts include newspaper advertisements and advertisements in publications that potential customers from Latin American countries are likely to see. Other advertising such as flyers targeting a particular market segment are developed to compliment and expand the impact of our marketing program.

Our marketing strategy for the future will consist of using medias designed to reach mass audiences such as audio spot advertisements, video clips and banner advertising on the Internet as well as advertising targeted toward specific markets using radio, television and other publications.

Competition
-----------

We have nearly two years of experience building and fine tuning Internet based telephone call services using traditional telephones at a calling center environment. We believe we have the ability to deploy information technology at a faster rate and with fewer errors than new entrants into this field. We have basic billing capabilities to accommodate the more complex commercial transactions in which we intend to engage in the future. We already have in place network management tools and a secure web site capable of taking new account orders in real-time. With our billing package, we can bill customers for their telephone calls at any interval that they desire. We can send out bills on a weekly, bi-weekly or monthly basis. Many Commercial transactions need to be billed differently. We use an internal billing system that was designed for our telephony system. The transactions that we intend to bill for are charges that would normally appear on the telephone bill. We will be offering long distance telephone service to our commercial as well as our retail customers. We can bill for transactions by time of day, date, even charge a surcharge on holidays.

We believe our competitive strength is the ability to build a bridge for a segment of the urban population to access Internet based telephone communication services. We also believe we can move faster than larger telephone companies in identifying and taking advantage of market opportunities as Internet based telephone communication services continues to evolve at a rapid pace.

Long Distance Market
--------------------

The long distance telephony market and, in particular, the Internet telephony market, is highly competitive. There are several large and numerous small competitors and we expect to face continuing competition based on price and service offerings from existing competitors and new market entrants in the future. The principal competitive factors in the market include price, quality of service, breadth of geographic presence, customer service, reliability, network capacity and the availability of enhanced communications services. Our competitors include AT&T, MCI WorldCom, Sprint, Net2Phone and other telecommunications carriers.

Many of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we have. As a result, certain of these competitors may be able to adopt more aggressive pricing policies, which could hinder our ability to market our Internet telephony services.

Web-Based Internet Telephony Services
-------------------------------------

As consumers and telecommunications companies have grown to understand the benefits that may be obtained from transmitting voice over the Internet, a substantial number of companies have emerged to provide voice over the Internet. In addition, companies currently in related markets have begun to provide voice over the Internet services or adapt their products to enable voice over the Internet services. These related companies may potentially migrate into the Internet telephony market as direct competitors or could become competitors if we move towards their current markets through our stated intention to grow by acquisition.

Internet Telephony Service Providers
------------------------------------

During the past several years, a number of companies have introduced services that make Internet telephony services available to businesses and consumers.
AT&T Jens (a Japanese affiliate of AT&T), deltathree.com (a subsidiary of RSL Communications), I-Link, iBasis (formerly known as VIP Calling), ICG Communications, IPVoice.com, ITXC and OzEmail (which was acquired by MCI WorldCom) provide a range of voice over the Internet services. These companies offer PC-to-phone or phone-to-phone services which could be adapted to provide a similar service to the services we offer. Some, such as AT&T Jens and OzEmail, offer these services within limited geographic areas.

Intellectual Property
---------------------

We do not currently own or hold any patents, trademarks, licenses, franchises concessions, royalty agreements or labor contracts.

Government Regulation
---------------------

-     Regulation of Internet Access Service

We provide Internet access, in part, by using telecommunications services provided by carriers. Terms, conditions and prices for telecommunications service are subject to economic regulation by State and Federal agencies. We, as an Internet Access Provider, are not currently subject to direct economic regulation by the Federal Communications Commission (FCC) or any State regulatory body other than the type and scope of regulation that is applicable to businesses generally.

In April 1998 the FCC reaffirmed that Internet Access Providers should be classified as unregulated "Information Service Providers" rather than regulated "Telecommunication Providers" under the terms of the Federal Telecommunication Act of 1996. As a result, we are not subject to Federal regulations that apply to telephone companies and similar carriers simply because we provide our services using telecommunications service provided by a third party carrier. To date, no State has attempted to exercise economic regulations over Internet Access Providers.

Governmental regulatory approaches and policies to Internet Access Providers and others that use the Internet to facilitate Data and Communication Transmissions are continuing to develop and in the future we could be exposed to regulation by the FCC or other Federal agencies or by State regulatory agencies or bodies. For example, the FCC has expressed an intention to consider whether to regulate providers of voice and fax service that employ the Internet or Internet Packet
Switching as "Telecommunications Providers" even though Internet access itself would not be regulated. The FCC is also considering whether providers of Internet based telephone services should be required to contribute towards the Universal Service Fund, which subsidizes telephone service for rural and low income consumers, or should pay carrier access charges on the same basis as applicable to regulated telecommunications providers. To the extent that we engage in the provision of Internet or Internet Protocol base telephone or fax service, we may become subject to regulations promulgated by the FCC or State with respect to such activities. We cannot assure potential investors that such regulations would not adversely affect our ability to offer certain enhanced business services in the future.

-     Regulation of Internet Content

Due to the increase in popularity and use of the Internet by broad segments of the population it is possible that laws and regulations may be adopted with respect to web site content, privacy pricing, encryption standards, consumer protection, electronic commerce, taxation, copyright infringement and other intellectual property issues. We cannot predict the effect, if any, that any future regulatory changes or developments may have on the demand for our access or enhanced business service.

Employees
---------

We believe that the success of our business will depend, in part, on our ability to attract, retain and motivate highly qualified sales, technical and management personnel, and upon the continued service of our senior management personnel. As of the date of this registration statement, we have two full- time and three-part time employees. Two full-time employees are responsible for management and marketing, one part-time employee is responsible for book keeping and sales, two other part-time employees are responsible for sales and other day to day operations. The three part-time employees are sons and daughter of Mr. Tak Hiromoto and Mrs.Elizabeth Hiromoto. We consider our employee relations to be good and we have never experienced any work stoppages. We can not assure you that we will be able to successfully attract, retain and motivate a sufficient number of qualified personnel to conduct our business in the future.

Item  2.  Properties

Our present telephone calling center consists of an approximately 900 square feet facility located on the first floor at 827 South Broadway, Los Angeles, California. This facility not only hosts the telephone booths but also all computer equipment, support staff and management employed by the company. The initial lease was signed in August 1995 for six months with a rent of $1,200.00 per month. This lease has been subsequently extended and is due to expire February 28, 2004 with the following rent payment schedule.

March  1,  2000  to  February  28,  2001            $1,700.00  per  month
March  1,  2001  to  February  28,  2002            $1,800.00  per  month
March  1,  2002  to  February  28,  2003            $1,900.00  per  month
March  1,  2003  to  February  28,  2004            $2,000.00  per  month



Item  3.  Legal  Proceedings

The Company is not a party to any legal proceedings, nor, to the best of its knowledge, is any such proceedings threatened or contemplated.

Furthermore, to the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to the Company.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

No  matter  was  submitted  to  a  vote  during  the  year.



                                     PART II
                                     -------

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

Market Information
------------------

No public trading market currently exists for our common stock. We plan to apply to have our common stock traded on the NASD over-the-counter bulletin board. We can not assure you that our stock will be traded on the NASD over-the-counter bulletin board, a trading market will ever develop or, if such a market does develop, that it will continue.

As of the date of this prospectus, the number of holders of our common stock was approximately 153.

Dividends
---------

There are no present material restrictions that limit the ability of the Company to pay dividends on common stock or that are likely to do so in the future. The Company has not paid any dividends with respect to its common stock, and does not intend to pay dividends in the foreseeable future.

Recent Sales of Unregistered Securities
---------------------------------------

Not  Applicable.








Item  6.  Management's  Discussion  and  Analysis

Selected Financial Data
-----------------------

For  the  years  ended  September  30,  2001  and  2000.

                                             2000          2001
                                             ----          ----
     Revenues                             $642,020       $660,115
     Net  income                            62,664         54,655
     Net  income  per  common  share           .01            .01
     Weighted  average  common
      shares  outstanding               10,000,000     10,000,000


At  September  30,  2001  and  2000

                                             2000          2001
                                             ----          ----

     Total  assets                          $6,443        $29,920
     Working  capital  (deficit)           (20,955)        (8,894)
     Shareholders'  equity  (deficit)        6,443         29,920

No  dividends  have  been  declared  or  paid  during  the  periods  presented.


Results of Operations
---------------------

For  the  Years  Ended  September  30,  2001  and  2000.

Sales

Revenues for the year ended September 30, 2001 were $660,115 versus $642,020 in revenues for the year ended September 30, 2000, an increase of $18,095, or 3%. Retail sales consisted of: phone calls, lotto tickets, bus token and passes sales, checks cashed and money grams. The increase was primarily attributable to greater market penetration with the Company's products and services.

We plan to accelerate growth of sales in fiscal 2002 by increasing expenditures on marketing, establishing more strategic relationships and growing public awareness of our products and services.



Income  /  Loss

Net income for the year ended September 30, 2001 was $54,655 as compared to a net income of $62,664 in the comparable period in 2000, a decrease of $8,009, or 13%. The decrease was primary attributable to an increase in general and administrative expenses.

The Company expects to continue to remain profitable and increase its net income over the next year. However, there can be no assurance that the Company's profitability or revenue growth can be sustained in the future.

Expenses

Total expenses for the year ended September 30, 2001 were $65,730 versus $49,835 in the comparable year in 2000, an increase of $15,895, or 32%. This was primarily attributable to an increase in general and administrative expenses for the year.

 We anticipate incurring approximately the same amount of these expenses during fiscal 2002.

     We expect increases in certain expenses such as advertising through fiscal 2002 as the Company moves toward increasing development and marketing of our products and services.

Cost  of  Sales

One of the largest factors in the variations in the cost of sales as a percentage of net sales is the cost of products and services.

Cost of sales for the year ended September 30, 2001 was $518,704 versus $502,123 in the comparable period in 2000, an increase of $16,581, or 3%. The increase was primarily attributable to an increased in sales during the year of $18,095.

Impact  of  Inflation

We believe that inflation has had a negligible effect on operations during the period. We believe that we can offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Trends,  Events,  and  Uncertainties

Demand  for  the  Company's  products  will be dependent on, among other things, market acceptance of the Company's concept, the quality of its products and general economic conditions, which are cyclical in nature. Inasmuch as a major portion of the Company's activities is the receipt of revenues from the sales of its products, the Company's business operations may be adversely affected by the Company's competitors and prolonged recessionary periods.
Liquidity  and  Capital  Resources
----------------------------------

For  the  Year  Ended  September  30,  2001  and  2000.

Cash flows provided by operations were $75,981 for the year ended September 30, 2001 versus $90,062 in the comparable period in 2000. Cash flows from operating activities were primarily attributable to the net income from operations and an increase in accounts payable.

We have funded our cash needs from inception through September 30, 2001 with a series of related party, debt and equity transactions.

We will substantially rely on the existence of revenue from the product sales and from the projected revenues for our services. We project that we will have enough capital to fund our operations over the next 12 months.

On a long-term basis, liquidity is dependent on continuation and expansion of operations, receipt of revenues, additional infusions of capital and debt financing. We are considering launching a wide scale marketing and advertising campaign. Our current available capital and revenues are not sufficient to fund such a campaign. If we choose to launch such a campaign it well require substantially more capital. If necessary, we plan to raise this capital through an additional follow-on stock offering. The funds raised from this offering will be used to develop and execute the marketing and advertising strategy, which may include the use of television, radio, print and Internet advertising. However, there can be no assurance that we will be able to obtain additional equity or debt financing in the future, if at all. If we are unable to raise additional capital, our growth potential will be adversely affected. Additionally, we will have to significantly modify our plans.







Item  7.  Financial  Statements

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


                                             December 26, 2001

Telecom Communications of America
Telecom Communications, Inc.
827 South Broadway
Los Angeles, CA  90014-3201

I have audited the Balance Sheet of Telecom Communications of America and Telecom Communications, Inc. as of September 30, 2000 and 2001 and the related statements of income, cash flows, and changes in equity for the respective twelve months then ended. These financial statements are the responsibility of the management of the company. My responsibility is to express an opinion on them based on my audit.

I conducted the audit in accordance with Generally Accepted Auditing Standards as set forth by the American Institute of Certified Public Accountants. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

Based on the results of my audit, I believe the financial statements referred to above presents fairly in all material respects, the financial position of Telecom Communications of America and Telecom Communications, Inc. as of September 30, 2000 and 2001, the results of its operations, cash flows, and changes in equity for the respective twelve months then ended in conformity with generally accepted accounting principles.

These financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 17, ownership draws have produced a capital deficiency that raise substantial doubt about the company's ability to continue as a going concern as well as other factors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                   Very truly yours,


                                   Robert G. Ercak, CPA



                       TELECOM COMMUNICATIONS OF AMERICA &
                          TELECOM COMMUNICATIONS, INC.
                                  BALANCE SHEET
                            SEPTEMBER 30, 2000 & 2001


ASSETS. . . . . . . . . . . . . .       2000        2001
---------------------------------
CURRENT ASSETS
  Cash in Banks (Note 4). . . . .  $   2,443   $  25,920
  Inventory (Note 5). . . . . . .      4,000       4,000
                                   ----------  ----------
TOTAL CURRENT ASSETS. . . . . . .      6,443   $  29,920

PROPERTY & EQUIPMENT
  Equipment (Note 7). . . . . . .      7,450       7,450
  Less: Accumulated Depreciation.     (7,450)     (7,450)
                                   ----------  ----------
NET PROPERTY & EQUIPMENT. . . . .          0           0

OTHER ASSETS. . . . . . . . . . .          0           0
                                   ----------  ----------
TOTAL OTHER ASSETS. . . . . . . .          0           0

TOTAL ASSETS. . . . . . . . . . .  $   6,443   $  29,920
                                   ----------  ----------

LIABILITIES AND CAPITAL
---------------------------------
CURRENT LIABILITIES
   Inc. Tax Payable (Note 14) . .  $  27,398   $  21,026
                                   ----------  ----------
TOTAL CURRENT LIABILITIES . . . .     27,398      21,026

LONG TERM LIABILITIES . . . . . .          0           0
   TOTAL LONG TERM LIABILITIES. .          0           0
                                   ----------  ----------
   TOTAL LIABILITIES. . . . . . .     27,398     21,026_
                                   ----------  ----------

CAPITAL/EQUITY (Note 15)
   Beginning Capital. . . . . . .     17,781
   Less:  Withdrawals . . . . . .   (101,400)
   Net Income . . . . . . . . . .     62,664
CAPITAL STOCK
   10M Shares Issued Par .001 . .     10,000
   70M More Shares Common Auth. .          0
   20M Shares Preferred Auth. . .          0
   Additional Paid in Capital . .    (55,761)
   Retained Earnings. . . . . . .                 54,655
                                   ----------  ----------
TOTAL CAPITAL/EQUITY. . . . . . .    (20,955)      8,894
TOTAL LIAB. & CAPITAL/EQU.. . . .  $  6,443    $  29,920
                                   ----------  ----------

                        SEE INDEPENDENT AUDITOR'S REPORT
            ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE STATEMENTS




                       TELECOM COMMUNICATIONS OF AMERICA AND
                            TELECOM COMMUNICATIONS, INC.
                                 INCOME STATEMENTS
               FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 2000 & 2001


INCOME (Note 2). . . . . . . . . . . . .           2000                2001
----------------------------------------  -----------------------------------------
  Phone Calls. . . . . . . . . . . . . .  $     116,752     18.2%  $151,836   23.0%
  Lotto Tickets (Net). . . . . . . . . .          7,885      1.2      5,713    1.0
  Bus Tokens Sold. . . . . . . . . . . .        403,292     62.8    441,297   66.9
  Bus Passes Sold. . . . . . . . . . . .         95,789     14.9     43,018    6.5
  Checks Cashed (Net). . . . . . . . . .          8,139      1.3      9,346    1.4
  Money Grams (Net). . . . . . . . . . .         10,163      1.6      8,905    1.2
                                          -------------            --------
   TOTAL INCOME. . . . . . . . . . . . .        642,020    100.0    660,115  100.0
                                          -------------            --------

COST OF GOODS SOLD
  Phone Call Costs . . . . . . . . . . .         44,426      6.9     70,423   10.7
  Bus Token Costs. . . . . . . . . . . .        365,230     56.9    406,965   61.7
  Bus Pass Costs . . . . . . . . . . . .         92,467     14.4     41,316    6.3
                                          -------------            --------
  TOTAL COST OF SALES. . . . . . . . . .        502,123     78.2    518,704   78.7
                                          -------------            --------

  GROSS PROFIT . . . . . . . . . . . . .        139,897     21.8    141,411   21.3
                                          -------------            --------

EXPENSES

   Gen. & Admin. Expenses. . . . . . . .         49,835      7.8     65,730    9.9
                                          -------------            --------
   TOTAL G. & A. EXPEN.                          49,835      7.8     65,730    9.9
----------------------------------------  -------------            --------

OTHER INCOME (EXPENSES). . . . . . . . .              0                   0

  PRE-TAX INCOME . . . . . . . . . . . .         90,062     14.0     75,681   11.4
                                          -------------            --------

INCOME TAX PROVISION

  Fed. Inc. Tax Provision. . . . . . . .         19,022      3.0     13,988    2.1
  St. Inc. Tax Provision . . . . . . . .          8,376      1.3      7,038    1.1
                                          -------------            --------
  TOTAL INC. TAX PROV. . . . . . . . . .         27,398      4.3     21,026    3.2
                                          -------------            --------

NET INCOME . . . . . . . . . . . . . . .  $      62,664      9.7%  $ 54,655    8.2%
                                          -------------            --------

EPS (10,000,000 SHRS). . . . . . . . . .  $         .01            $    .01
                                          -------------  --------

                        SEE INDEPENDENT AUDITOR'S REPORT
            ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE STATEMENTS




                       TELECOM COMMUNICATIONS OF AMERICA &
                          TELECOM COMMUNICATIONS, INC.
                             STATEMENT OF CASH FLOWS
              FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 2000 & 2001


                                                   2000       2001
                                              ----------  ---------
NET INCOME (LOSS). . . . . . . . . . . . . .  $  62,664   $ 54,655

  Adjustment to Reconcile Net Income
  To net cash used in Operating Activities:

  Depreciation:. . . . . . . . . . . . . . .          0          0
  Increase in Other Current Assets . . . . .          0          0
  Increase in Other Assets . . . . . . . . .          0          0
  Increase in Accounts Receivable. . . . . .          0          0
  Increase in Accounts Payable . . . . . . .     27,398     21,026
                                              ----------  ---------

NET CASH FROM OPERATIONS . . . . . . . . . .     90,062     75,681

Cash Flows from Investing Activities . . . .          0          0

Owner Draws. . . . . . . . . . . . . . . . .   (101,400)   (52,204)

  Cash Flows from Financing Activities:. . .          0          0
                                              ----------  ---------

NET INCREASE (DECREASE) IN CASH. . . . . . .    (11,338)    23,477

BEGINNING CASH BALANCES 10/01/99 & 00. . . .     13,781      2,443
                                              ----------  ---------

CASH AT SEPTEMBER 30, 2000 & 2001. . . . . .  $   2,443   $ 25,920
                                              ----------  ---------

                        SEE INDEPENDENT AUDITOR'S REPORT
            ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE STATEMENTS





                      TELECOM COMMUNICATIONS OF AMERICA AND
                          TELECOM COMMUNICATIONS, INC.
                     STATEMENT OF CHANGES IN OWNER'S EQUITY
              FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 2000 & 2001





                                                        2000          2001
                                                      ------  -------------


Beginning Balance                                     $17,781         N/A

Income (Loss) For The Period . . . . . . . . . . . .   62,614       54,655

Less:  Owner Draws                                   (101,400)     (52,204)

Issuance of Capital Stock. . . . . . . . . . . . . .        0       10,000

Adjustments for Stock Issuance . . . . . . . . . . .        0       (3,557)
                                                 ____________     __________
Balance at Year End .                                ($20,955)      $8,894
                                                 ============     ==========



                        SEE INDEPENDENT AUDITOR'S REPORT
            ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE STATEMENTS

                        NOTES TO THE FINANCIAL STATEMENTS
             FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 2000 and 2001

NOTE  1:  ABOUT  THE  COMPANY

Telecom Communications of America was founded as a sole proprietorship in 1995 by Michelle Hiromoto with the assistants and management of her father Tak Hiromoto. The purpose of the company was to provide low cost access to long distance carriers for individuals needing to call Latin and South America. The company operates on the Internet as opposed to using conventional long distance carriers to facilitate lower costs that are passed on to the customers. Many of the extra fees that are found in conventional long distance systems are avoided this way. In addition the company also provides various services such as check cashing, money wiring, the sale of bus tokens and passes, and tickets from California Lottery known as Lotto.

NOTE  2.  REVENUE  RECOGNITION

SAB 101 identifies basic criteria that must be met for revenue recognition. There must be the following items:

A.     Persuasive  evidence  of  an  arrangement  exists;

B.     Delivery  has  occurred  or  service  has  been  rendered.

C.     The  seller's  price  to  the  buyer  is  fixed  or  determinable;

D.     Collectability  is  reasonably  assured.

Except for check cashing, all transactions are done on a cash basis with fixed prices made clear to the buyer prior to the transaction. All products are paid for immediately upon receipt or completion of phone calls. All monies received are not refundable. EITF 99-19 requires that sales recognized on a gross basis be for an item or service where the merchant takes total risk for the product or service as opposed to an agent relationship wherein earnings are simply a commission received as a representative who bears no risk. Phone calls, Bus Passes, and Tokens, are reported at gross while Lotto Tickets, Money Grams and Check Cashing are reported at net. Checks cashed are limited to local individuals known by the owners as local employees with two types of I.D. required. On one occasion $5,000 worth of checks did bounce which were later determined to be counterfeit.

This incident was isolated and has not been repeated because of the controls being used. For this reason bad checks are minimal. All cashed checks are deposited the same evening and clear the next day so there are no material receivables. There is a fee of 1.7% of the amount cashed.

NOTE  3.   ACCOUNTING   METHOD

The  company  uses  the  accrual  method  of  accounting.

NOTE  4.  BANKING  POLICY

Funds  are  kept  in  two  banks so no more than $100,000 is in any one account.

NOTE  5.   INVENTORY  VALUATION

The  average  inventories  on  any  given  day  are  as  follows:

          Bus  Passes         $       500
          Bus  Tokens               2,000
          Lotto  Scratcher          1,500
                                _________

          Total               $     4,000
                                =========

NOTE  6.   RECEIVABLES

There  are  no  receivables  as  all  business  is  done  for cash.  See Note 2.

NOTE  7.   ASSETS

All capitalized assets are fully depreciated while new ones are currently being leased.

NOTE  8.   LIABILITIES

There are no loans outstanding and no material payables other than income taxes accrued.
See  Note  14.

NOTE  9.   LOANS  AND  LEASES

Although no loans are outstanding, the Company does have a computer lease requiring a monthly payment of $911.00. This lease is good thru July 1, 2003. Although there is a purchase option at the end of the lease for $3,600 this is not small enough to be considered a bargain purchase option which would require lease capitalization Statement No. 13 which requires capitalization and depreciation of certain leases. No capitalization of the lease will be done.
The Company is also leasing its occupancy thru December 31, 2003. Both obligations are broken down as follows:




                         Computer  Lease

     Balance  on  07/01/2001  thru  09/30/2001          $      2,733
     Balance  on  10/01/2001  thru  09/30/2002                10,932
     Balance  on  10/01/2002  thru  07/01/2003                 8,199
                                                         ___________
     Total                                              $     21,864
                                                         ===========


                         Occupancy  Lease

     Balance  on  07/01/2001  thru  09/30/2001          $      5,400
     Balance  on  10/01/2001  thru  09/30/2002                22,300
     Balance  on  10/01/2002  thru  09/30/2003                23,500
     Balance  on  10/01/2003  thru  12/31/2003                 6,000
                                                         ___________
     Total                                              $     57,200
                                                         ===========

NOTE  10.   RELATED  PARTY  TRANSACTIONS

There  have  been  no  related  party  transactions.

NOTE  11.   LITIGATION

There  is  no  litigation  at  this  time  either  threatened  or  pending.

NOTE  12.   PRE-PAID  ITEMS  AND  DEPOSITS

There  are  no  large  deposits  on  any  assets  or  prepaid  insurance.

NOTE  13.   PAYROLL

Prior to incorporation there were no payrolls as ownership took draws as any sole proprietorship does. After incorporation the officers will be paid as professional, independent contractors. Therefore, there are no payroll tax issues to be concerned about at this time.

NOTE  14.   INCOME  TAX  PROVISION

Provision for income taxes is based on corporate rates for both state and federal taxes. Corporate rates are used for the statements prior to incorporation for consistency. The rates are calculated as follows:


               Federal  rates:

          The  first      $50,000  @  15%  percent.
          The  next       $25,000  @  25%  percent.
          The  balance             @  35%  percent.

               State  rates:

          California  rate       of  9.3%.

NOTE  15.  INCORPORATION

On December 21, 2000, the Company was acquired by MAS Acquisition XXI Corp. Following APB No. 16, this type of acquisition is commonly called a "reverse merger" wherein the smaller private operating company, Telecom Communications of America, merges into a non-operating shell corporation, MAS Acquisition XXI Corp., which had no assets, resulting in the owner's/manager's, Tak Hiromoto continuing to have effective operating control of the new combined company, Telecom Communications, Inc. The shareholders of the former shell only continue as passive investors. The accounting was accomplished by adjusting the balance sheet into a corporate style as opposed to a sole proprietorship with simple recognition of the assets and liabilities as they were in the former financial statements of the sole proprietorship. The equity section is adjusted by taking all owner's capital and reclassifying it as Additional Paid in Capital. The Common Stock issued is recognized at its par value of .001 as per the offering. Ten million shares were issued totaling $10,000 but no cash was received. The offsetting entry is to reduce Additional Paid in Capital by the $10,000. The financial statements presented here represent the activities of the smaller operating company.

As mentioned, ten million shares have been issued at a par value of .001. A total of 100 million shares are authorized with 80 million as common shares and 20 million as preferred. The preferred stock will not be convertible so once issued no dilution of Earnings Per Share will be needed. The company intends to raise additional capital through the issuance of stock to enable it to expand. Management estimates that $50,000 is needed to move forward the first year. Of the ten million shares issued, nine million were issued to Tak Hiromoto. He then transferred one million shares to Herman Alexis & Co., Inc. for assisting the company. The remaining one million shares is broken down with 977,500 owned by MAS Capital, Inc. and the remaining 22,400 owned by a large number of small investors.

NOTE  16.   FACILITATION  OF  MERGER

The joining of the companies was accomplished by an introduction to MAS Acquisition XXI Corp. by Herman Alexis & Co., Inc. to the Hiromotos. Neither party knew each other before this introduction.


NOTE  17.   GOING  CONCERN

As mentioned in Note 15, management estimates that $50,000 is needed to effectively expand and operate the company for the first year. Although the company has operated successfully for seven years, ownership draws have produced a capital deficiency that raise substantial doubt about the company's ability to continue as a going concern. The future is unpredictable. The financial statements are presented on the going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The company's ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive environment in which the company operates. The financial statements prepared here have not been adjusted to reflect possible future events and their effect on the recoverability and classification of assets or the amounts and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the company to continue as a going concern.

NOTE  18.   EARNINGS  PER  SHARE

The  company calculates net income or Earnings per Share as required by SFAS No.
128. Earnings per share are calculated by dividing net income by the average number of outstanding shares. No shares are convertible so dilution is not an issue.

NOTE  19.   DEFERRED  TAXES

According to SFAS 109, the objectives of accounting for income taxes are to recognize (a) the amount of taxes payable or refundable for a current year and
(b) deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an enterprise's financial statements or tax returns. A deferred tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences and carry forwards. Measurements of current and deferred tax liabilities and assets are based on provisions of the enacted tax law. The effects of future changes in tax laws or rates are not anticipated. If a tax deferral occurs, the measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized. At this time, there are no such deferrals. See Note 14 for calculations of current tax year liabilities based on existing rates.

NOTE  20.  SEGMENT  REPORTING

Currently the company reports only one segment on the financial statements, as there is only one central location of business and not multiple locations or departments. SFAS 131 defines an operating segment, in part, as a component of an enterprise whose operating results are regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance. The chief operating decision maker is not necessarily a single person, but is a function that may be performed by several persons.

Item 8. Changes with and Disagreements with Accountants on Accounting and Financial Disclosure

NONE.

Item  9.  Directors  and  Executive  Officers  of  the  Registrant

Identification of Directors and Executive Officers
--------------------------------------------------

The board of directors shall consist of not less than one member nor more than five members. Each Director elected shall hold office until his successor is elected and qualified at annual meeting of the shareholders. The following persons are the Directors and Executive Officers of our Company.

Name                   Age     Position(s)
----                   ---     -----------
Tak  Hiromoto          61      President,  CEO  and  Director

Elizabeth  Hiromoto    50      Secretary,  Treasurer  and  Director

Mervyn  M.  Dymally    74      Director

Masato  Saiki          74      Marketing  Director

Mr. Tak Hiromoto has served as our President, Chief Executive Officer and Director since December 2000 and has been a manager of Telecom Communications of America from September 1995 to present. From March 1990 to December 1995, Mr. Hiromoto served as President of Apro Inc., a Real Estate Management Company. From 1982 to Present, Mr. Hiromoto served as Director of Alternative Energy Resource Inc.

Mrs. Elizabeth Hiromoto has served as our Secretary, Treasurer and Director since December 2000 and has been a manager of Telecom Communications of America since from September 1995 to present. From March 1990 to December 1995, Mrs. Hiromoto served as Secretary, Treasurer and Director of Apro Inc., a Real Estate Management Company. Mrs. Hiromoto is a licensed Real Estate Broker. Mrs. Hiromoto is the wife of Mr. Tak Hiromoto.

Mr. Mervyn M. Dymally has served as our Director since December 2000. Mr. Dymally retired as a U.S. Congressman in 1992. He was an Assemblyman, Senator, and Lieutenant Governor of the state of California. From 1992 to present, Mr. Dymally is the President of Dymally International Group, Inc., a consulting and financial advisory firm in the United States. Mr. Dynally has skills in the areas of dispute resolutions and has successfully negotiated many peace agreements. He serves as a honorary consul for the Republic of Benin in California and is International Lobbyist for a number of countries including many African states.

Mr. Masato Saiki has served as our Marketing Director since March 2001 on a part time basis. From March 1985 to January 1998, Mr. Saiki was the president and CEO of Rino Inc., an advertising Agency. From February 1998 to present, Mr. Saiki worked as an independent marketing consultant.

Term of Office
--------------

The term of office of the current directors shall continue until new directors are elected or appointed.

Family Relationships
--------------------

Mrs.  Hiromoto  is  the  wife  of  Mr.  Tak  Hiromoto.

Involvement in Certain Legal Proceedings
----------------------------------------

Except as indicated below and to the knowledge of management, during the past five years, no present or former director, person nominated to become a director, executive officer, promoter or control person of the Company:

(1) Was a general partner or executive officer of any business by or against which any bankruptcy petition was filed, whether at the time of such filing or two years prior thereto;

(2) Was convicted in a criminal proceeding or named the subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

(4) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

(5) Was found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

No director, executive officer or 10% shareholder of the Company has effected any transactions in the Company's securities for the dates covered by this report since the date of filing their respective Form 3 reports.

Item  10.  Executive  Compensation

The following table sets forth in summary form the compensation received during each of the Company's last three completed fiscal years by the President and Secretary/ Treasurer of the Company.

Summary Compensation Table

             Other    Restricted    Restricted
Name and. .  Fiscal   Annual        Compen-      Stock    LTIP     Stock
Position. .  Year     Salary        Bonuses      sation   Awards   Options   Bonuses
-----------  -------  ------------  -----------  -------  -------  --------  -------
                 (1)           (2)      (3) (7)      (4)      (5)       (6)
             -------  ------------  -----------  -------  -------  --------  -------
Tak
Hiromoto, .    2001   $    75,000          -0-      -0-      -0-       -0-       -0-
President &    2000   $    75,000          -0-      -0-      -0-       -0-       -0-
Director. .    1999   N/A                  -0-      -0-      -0-       -0-       -0-
-----------  -------  ------------  -----------  -------  -------  --------  -------
Elizabeth
Hiromoto, .    2001   $    20,000          -0-      -0-      -0-       -0-       -0-
Secretary,.    2000   $    20,000          -0-      -0-      -0-       -0-       -0-
Treas., Dir    1999   N/A                  -0-      -0-      -0-       -0-       -0-
-----------  -------  ------------  -----------  -------  -------  --------  -------

(1) The dollar value of base salary (cash and non-cash) received.
    Information on the stock-based compensation can be found in the accompanying audited financial statements.

(2) The dollar value of bonus (cash and non-cash) received.

(3) During the periods covered by the Summary Compensation Table, the Company did not pay any other annual compensation not properly categorized as salary or bonus, including perquisites and other personal benefits, securities or property.

(4) During the periods covered by the Summary Compensation Table, the Company did not make any award of restricted stock.

(5) The Company has had no stock option plans.

(6) The Company currently has no Restricted Stock Bonus Plans.

(7) No other compensation

No member of the Company's management has been granted any option or stock appreciation right; accordingly, no tables relating to such items have been included within this Item. See the Summary Compensation Table of this Item.

Compensation of Directors
-------------------------

There are no standard arrangements pursuant to which the Company's directors are compensated for any services provided as director. No additional amounts are payable to the Company's directors for committee participation or special assignments.

There are no arrangements pursuant to which any of the Company's directors was compensated during the Company's last completed fiscal year or the previous two fiscal years for any service provided as director. See the Summary Compensation Table of this Item.

Termination of Employment and Change of Control Arrangement
-----------------------------------------------------------

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in the Summary Compensation Table set out above which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

Indemnification  of  Officers  and  Directors
---------------------------------------------

We indemnify to the fullest extent permitted by, and in the manner permissible under the laws of the State of Indiana, any person made, or threatened to be made, a party to an action or proceeding, whether criminal, civil, administrative or investigative, by reason of the fact that he/she is or was a director or officer of our Company, or served any other enterprise as director, officer or employee at our request. Our board of directors, in its discretion, shall have the power on behalf of the Company to indemnify any person, other than a director or officer, made a party to any action, suit or proceeding by reason of the fact that he/she is or was our employee.


Item  11.  Security  Ownership  of  Certain  Beneficial  Owners  and  Management

     (a)  Security  Ownership  of  Certain  Beneficial  Owners

The following Table sets forth the shares held by those persons who own more than five percent of Telecom Communication's common stock as of February 5, 2002, based upon 10,000,000 shares outstanding.

                   Name  and  address  of
Title  of  Class   beneficial  owner       Number  of  shares   Percent of class
----------------     -----------------     ------------------   ----------------


Common             Tak  Hiromoto                8,000,000             80%
                   827 S. Broadway
                   Los Angeles, CA 90014

Common             Mark     H.  Rhynes          1,000,000  (2)        10%
                   555 W. 5th Street, Floor 31
                   Los Angeles, CA 90013

Common             Aaron  Tsai                    977,950  (3)      9.78%
                   17 N. Governor St.
                   Evansville, IN 47711

(2) The shares are held by Herman, Alexis & Co., Inc. Herman, Alexis & Co., Inc. is controlled by Mark H. Rhynes. Herman, Alexis & Co., Inc. verbally agreed to lock-up its shares for a period of one year from the date of this prospectus.

(3) Includes a) 977,600 shares held by MAS Capital Inc. and b) 350 shares held by John Tsai. John Tsai is Aaron Tsai's brother. Aaron Tsai is the President and control person of MAS Capital Inc. MAS Capital Inc. verbally agreed to lock-up its shares for a period of six months from the date of this prospectus.

     (b) Security Ownership of Management

The following table sets forth the shares held by Telecom Communications, Inc.'s directors and officers as of February 5, 2002.

Common     Tak  Hiromoto               8,000,000  (1)     80%
           827 S. Broadway
           Los Angeles, CA 90014

Ownership of shares by directors and officers of Telecom Communications as a group: 80%

     (c)  Changes  in  Control

We know of no contractual arrangements which may at a subsequent date result in a change of control in the Company.

Item 12. Certain relationships and Related Transactions

Not  Applicable.

Item  13.  Exhibits  and  Reports  on  Form  8-K

     (a)  Financial  Statements
1.  The following financial statements of Telecom Communications are included in
Part  II,  Item  7:
Independent Auditor's Report                          14
Balance Sheet - September 30, 2001                    15
Statements of Income - Years Ended
     September 30, 2001 and 2000                      16
Statements of Cash Flows - Years Ended
     September 30, 2001 and 2000                      17
Statements of Stockholders' Equity - Years Ended
     September 30, 2001 and 2000                      18
Notes to Financial Statements                      19-23

          2. Exhibits
3. Articles of Incorporation as amended and bylaws are incorporated by reference to Exhibit No. 3 of Form SB-2 as amended filed November 28, 2001.

23. Consent of Auditors

(b) Reports on Form 8-K
No Form 8-K was filed during the fourth quarter.










                             SIGNATURE PAGE FOLLOWS
                             ----------------------





                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

          TELECOM COMMUNICATIONS, INC.

Date: February 5, 2002          By: /s/ Tak Hiromoto
                                --------------------
                                Tak Hiromoto
                                President and Director

Date: February 5, 2002          By: /s/ Elizabeth Hiromoto
                                --------------------------
                                Elizabeth Hiromoto
                                Secretary, Treasurer and Director