Form 10QSB
period 2001-12-31
TELECOM COMMUNICATIONS INC
filed 2002-02-19
CIK 1139570

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB




[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______

COMMISSION FILE NUMBER 333-62236

                          TELECOM COMMUNICATIONS, INC.
                          ----------------------------
        (Exact name of small business issuer as specified in its charter)


          Indiana                                   35-2089848
          -------                                   ----------
(State or other jurisdiction of            (IRS Employer identification
incorporation or organization)                         No.)


                     827 S. Broadway, Los Angeles, CA 90014
                     --------------------------------------
                    (Address of principal executive offices)

                                 (213) 489-3486
                                 --------------
                           (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number of shares of common stock outstanding as of February 18, 2002: 10,000,000









ITEM 1. FINANCIAL STATEMENTS


                                        TELECOM COMMUNICATIONS, INC.
                                               BALANCE SHEETS
                            AT DECEMBER 31, 2001(UNAUDITED) AND SEPTEMBER 30, 2001

                                                                      (Unaudited)
                                                                    December 31, 2001    September 30, 2001
ASSETS
------------------------------------------------------------------

CURRENT ASSETS
------------------------------------------------------------------
  Cash in banks (Note 4) . . . . . . . . . . . . . . . . . . . . .  $           20,451  $            25,920
  Inventory (Note 5) . . . . . . . . . . . . . . . . . . . . . . .               4,000                4,000
  TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . . . . . .              24,451               29,920
                                                                    ------------------  --------------------

PROPERTY AND EQUIPMENT, NET. . . . . . . . . . . . . . . . . . . .                 -0-                  -0-
------------------------------------------------------------------
  TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . .  $           24,451  $            29,920
------------------------------------------------------------------   -----------------  --------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT
------------------------------------------------------------------

CURRENT LIABILITIES
------------------------------------------------------------------
  Income taxes payable (Note 14) . . . . . . . . . . . . . . . . .  $            3,813  $            21,026
  TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . . . . . .               3,813               21,026
                                                                    ------------------  --------------------
STOCKHOLDERS' EQUITY (NOTE 15)
------------------------------------------------------------------
  Common stock ($.001 par value, 80,000,000 shares authorized:
   10,000,000 issued and outstanding). . . . . . . . . . . . . . .              10,000               10,000
  Preferred stock ($.001 par value, 20,000,000 shares authorized:
   none issued and outstanding). . . . . . . . . . . . . . . . . .                 -0-                  -0-
  Additional paid-in-capital . . . . . . . . . . . . . . . . . . .                 -0-                  -0-
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . . .              10,638               (1,106)
  TOTAL STOCKHOLDERS' DEFICIT. . . . . . . . . . . . . . . . . . .              20,638                8,894
                                                                    ------------------  --------------------
  TOTAL LIABILITIES AND
  STOCKHOLDERS' DEFICIT. . . . . . . . . . . . . . . . . . . . . .  $           24,451  $            29,920
                                                                    ------------------  --------------------







    The accompanying notes are an integral part of these financial statements




                          TELECOM COMMUNICATIONS, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000


                                       2001          2000

INCOME (NOTE 2):
---------------------------------
  Phone calls . . . . . . . . . .  $    31,123   $    22,622
  Lotto tickets (net) . . . . . .        1,806         1,749
  Bus tokens. . . . . . . . . . .       98,193       110,464
  Bus passes. . . . . . . . . . .        2,084        15,207
  Checks cashed . . . . . . . . .        2,251         2,250
  Money grams . . . . . . . . . .        1,495         1,085
  TOTAL . . . . . . . . . . . . .  $   136,952   $   153,377
                                   ------------  ------------

COST OF GOODS SOLD
---------------------------------
  Phone call costs. . . . . . . .        15181         10368
  Bus token costs . . . . . . . .        89445         97967
  Bus pass costs. . . . . . . . .         1998         14371
  TOTAL COST OF SALES . . . . . .       106624        122706
                                   ------------  ------------
  GROSS PROFIT. . . . . . . . . .  $    30,328   $    30,671
                                   ------------  ------------
OPERATING EXPENSES:
---------------------------------
  General and administrative. . .  $    14,814   $    12,152
  TOTAL EXPENSES. . . . . . . . .       14,814        12,152
                                   ------------  ------------
  OPERATING INCOME. . . . . . . .       15,514        18,519
                                   ------------  ------------
  INCOME TAX (PROVISION) BENEFIT.       (3,770)       (6,527)
                                   ------------  ------------
  NET INCOME. . . . . . . . . . .  $    11,744   $    11,992
                                   ============  ============
  Net income per common share
  basic & fully diluted . . . . .  $        **   $        **
                                   ============  ============
  Weighted average common
  shares outstanding. . . . . . .   10,000,000    10,000,000
                                   ============  ============
  **Less than $.01



    The accompanying notes are an integral part of these financial statements



                          TELECOM COMMUNICATIONS, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000

                                               2001       2000
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------------
Net income                                    $11,744    $11,992
Adjustments to reconcile net income to net
cash used in operating activities:
Common stock issued for services                -0-        -0-
(Decrease) in operating liabilities:
Income taxes payable                         (17,213)     6,527
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES                          (5,469)    18,519
                                             ---------  ---------
CASH FLOWS FROM FINANCIANG ACTIVITIES:
-------------------------------------------
Shareholder distributions                       -0-     (20,203)
NET CASH USED IN FINANCING
ACTIVITIES                                      -0-     (20,203)
                                             ---------  ---------
NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS                     (5,469)    (1,684)
                                             ---------  ---------
CASH AND CASH EQUIVALENTS:
-------------------------------------------
Beginning of period                           25,920      2,443
End of period                                 $20,451     $759
                                             ---------  ---------




    The accompanying notes are an integral part of these financial statements













                          TELECOM COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 2001 (UNAUDITED)


BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at December 31, 2001, the results of operations for the three month periods ended
December 31, 2001 and 2000, and cash flows for the three months ended December 31, 2001 and 2000. The results for the period ended December 31, 2001, are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 2002.

NOTE  1.  ABOUT  THE  COMPANY

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

NOTE  5.   INVENTORY  VALUATION

The  average  inventories  on  any  given  day  are  as  follows:

          Bus  Passes     $      500
          Bus  Tokens          2,000
          Lotto  Scratcher     1,500
                            _________

          Total           $    4,000
                            ========

NOTE  6.   RECEIVABLES

There  are  no  receivables  as  all  business  is  done  for cash.  See Note 2.

NOTE  7.   ASSETS

All capitalized assets are fully depreciated while new ones are currently being leased.

NOTE  8.   LIABILITIES

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
                                                       ===========

                         Occupancy  Lease

     Balance  on  07/01/2001  thru  09/30/2001       $       5,400
     Balance  on  10/01/2001  thru  09/30/2002              22,300
     Balance  on  10/01/2002  thru  09/30/2003              23,500
     Balance  on  10/01/2003  thru  12/31/2003               6,000
                                                       ___________
     Total                                           $      57,200
                                                        ==========

NOTE  10.   RELATED  PARTY  TRANSACTIONS

There  have  been  no  related  party  transactions.

NOTE  11.   LITIGATION

There  is  no  litigation  at  this  time  either  threatened  or  pending.

NOTE  12.   PRE-PAID  ITEMS  AND  DEPOSITS

There  are  no  large  deposits  on  any  assets  or  prepaid  insurance.

NOTE  13.   PAYROLL

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

As mentioned, ten million shares have been issued at a par value of .001. A total of 100 million shares are authorized with 80 million as common shares and 20 million as preferred. The preferred stock will not be convertible so once issued no dilution of Earnings per Share will be needed. The company intends to raise additional capital through the issuance of stock to enable it to expand. Management estimates that $50,000 is needed to move forward the first year. Of the ten million shares issued, nine million were issued to Tak Hiromoto. He then transferred one million shares to Herman Alexis & Co., Inc. for assisting the company. The remaining one million shares are broken down with 977,500 owned by MAS Capital, Inc. and the remaining 22,400 owned by a large number of small investors.

NOTE  16.   FACILITATION  OF  MERGER

The joining of the companies was accomplished by an introduction to MAS Acquisition XXI Corp. by Herman Alexis & Co., Inc. to the Hiromotos. Neither party knew each other before this introduction.

NOTE  17.   GOING  CONCERN

As mentioned in Note 15, management estimates that $50,000 is needed to effectively expand and operate the company for the first year. Although the company has operated successfully for seven years, ownership draws have produced a capital deficiency that raises substantial doubt about the company's ability to continue as a going concern. The future is unpredictable. The financial statements are presented on the going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The company's ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive environment in which the company operates. The financial statements prepared here have not been adjusted to reflect possible future events and their effect on the recoverability and classification of assets or the amounts and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the company to continue as a going concern.

NOTE  18.   EARNINGS  PER  SHARE

The  company calculates net income or Earnings per Share as required by SFAS No.
128. Earnings per share are calculated by dividing net income by the average number of outstanding shares. No shares are convertible so dilution is not an issue.

The  following  represents  the  calculation  of  earnings  per  share:

         For the three months ended
            December 31,
BASIC  &  DILUTED*            2001          2000
------------------          ------          ----

Net  income               $  11,744     $  11,992

Less- preferred stock dividends  --            --
                         -------------  -----------
Net  income               $  11,744     $  11,992

Weighted average number
of common shares         10,000,000    10,000,000
                         -------------  -----------
Basic & diluted earnings per share
                          $     **      $     **
                          ===========   ==========

*There were no common stock equivalents for either period presented. ** Less than $.01





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


ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION
--------

With the exception of historical facts stated herein, the matters discussed in this report are "forward looking" statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such "forward looking" statements include, but are not necessarily limited to, statements regarding anticipated levels of future revenues and earnings from operations of the Company. Readers of this report are cautioned not to put undue reliance on "forward looking" statements, which are by their nature, uncertain as reliable indicators of future performance. The Company disclaims any intent or obligation to publicly update these "forward looking" statements, whether as a result of new information, future events, or otherwise.

DESCRIPTION OF BUSINESS
-----------------------

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

RESULTS  OF  OPERATIONS
-----------------------

Net  Income

The Company had net income of $11,744 for the three months ended December 31, 2001, versus net income of $11,992 for the same period ended December 31, 2000, a decrease of $248. The change in net income for the period was primarily attributable to an increase in general and administrative expenses of $2,662, offset by a decrease in income tax provision of $2,714.

Sales

Revenues were $136,952 for the three months ended December 31, 2001, versus $153,377 for the three months ended December 31, 2000, a decrease of $16,425 or 11%. The decrease in sales for the first three months was primarily due to the Company's focus on marketing higher margin products and growing brand awareness. Average selling prices remained fairly constant and gross margins increased from 20% to 22%.

Expenses

Total expenses were $14,814 for the three months ended December 31, 2001, versus $12,152 for the three months ending December 31, 2000, an increase of $2,662 or 22%. The Company realized a slight increase in its total expenses due to its effort to gain active trading status on the Over-the-Counter Bulletin Board (OTC
BB).


Liquidity  and  Capital  Resources

On December 31, 2001, the Company had cash of $20,451 and working capital of $20,638. This compares with cash of $759 and a working capital deficit of $1,570 at December 31, 2000. The increase in working capital was due to an increase in cash and a decrease in income taxes payable.

Net cash used in operating activities was $5,469 for the three months ended December 31, 2001 as compared with net cash provide by operating activities of $18,519 for the three months ended December 31, 2000. The difference in 2001 was primarily attributable to a $17,213 change in income taxes payable during 2001.

Cash provided by financing activities totaled $-0- for the three months ended December 31, 2001 as compared with net cash used in financing activities of $20,203 for the three months ended December 31, 2000. Cash used in financing activities during 2000 consisted solely of shareholder distributions.


PART II. OTHER INFORMATION
--------------------------
Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

During February 2002, the Company located a market maker to submit a filing with the National Association of Security Dealers to quote the Company's common stock on the Over-the-Counter Bulletin Board. However, there can be no assurance that a market will be established or maintained.

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits
-----------

None.


b) Reports on Form 8-K
----------------------

None.



                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              TELECOM COMMUNICATIONS, INC.


                              /s/ Tak Hiromoto
                              ----------------
Date: February 18, 2002           Tak Hiromoto
                                  President and Director