Form 10KSB/A
period 2001-09-30
TELECOM COMMUNICATIONS INC
filed 2002-03-27
CIK 1139570

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 Amendment No. 1

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

                     TELECOM COMMUNICATIONS OF AMERICA, INC.
                     ---------------------------------------
                     (Former name of small business issuer)
          Indiana                              35-2089848
     ------------                              ----------
(State or other jurisdiction of                 (IRS Employer identification
No.)
incorporation or organization)


                     827 S. Broadway, Los Angeles, CA  90014
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

As of March 26, 2002, there were 10,000,000 common shares outstanding. There is currently no market established for the Company's common stock.

Transitional  Small  Business  Disclosure  Format  (check  one):  Yes [  ] No[X]

Number of shares of common stock outstanding as of March 26, 2002: 10,000,000

Number of shares of preferred stock outstanding as of March 26, 2002: None












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

Item 1. Business

Business Development
--------------------

Telecom Communications Inc. was incorporated on January 6, 1997 in the State of Indiana under the corporate name MAS Acquisition XXI Corp. Prior to December 21, 2000, we were a blank check company seeking a business combination with unidentified business. On December 21, 2000, we were doing business as Telecom Communications of America which was a sole proprietorship operating in Los Angeles, California since August 15, 1995 and incorporated as Telecom Communications Inc. In connection with this acquisition, Aaron Tsai, our former sole officer and director was replaced by Telecom Communications' owners and associates. We issued 9,000,000 shares of our common stock or 90% of our total outstanding common shares after giving effect to the acquisition. MAS Capital Inc. returned 7,272,400 shares of common stock for cancellation without any consideration.

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

I have audited the Balance Sheet of Telecom Communications, Inc. (FKA Telecom Communications of Americas) as of September 30, 2000 and 2001 and the related statements of income, cash flows, and changes in equity for the respective twelve months then ended. These financial statements are the responsibility of the management of the company. My responsibility is to express an opinion on them based on my audit.

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

Based on the results of my audit, I believe the financial statements referred to above presents fairly in all material respects, the financial position of Telecom Communications, Inc. as of September 30, 2000 and 2001, the results of its operations, cash flows, and changes in equity for the respective twelve months then ended in conformity with generally accepted accounting principles.

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

                                   Very truly yours,

                                   Lancaster, CA
                                   Robert G. Ercak, CPA




                          TELECOM COMMUNICATIONS, INC.
                                  BALANCE SHEET
                            SEPTEMBER 30, 2000 & 2001


ASSETS. . . . . . . . . . . . . .              2000         2001
---------------------------------
CURRENT ASSETS
  Cash in Banks (Note 4). . . . .  $          2,443   $   25,920
  Inventory (Note 5). . . . . . .             4,000        4,000
                                   -----------------  -----------
TOTAL CURRENT ASSETS. . . . . . .             6,443   $   29,920

PROPERTY & EQUIPMENT
  Equipment (Note 7). . . . . . .             7,450        7,450
  Less: Accumulated Depreciation.            (7,450)    (  7,450)
                                   -----------------  -----------
NET PROPERTY & EQUIPMENT. . . . .                 0            0

OTHER ASSETS. . . . . . . . . . .                 0            0
                                   -----------------  -----------
TOTAL OTHER ASSETS. . . . . . . .                 0            0

TOTAL ASSETS. . . . . . . . . . .  $          6,443   $  29,920_
                                   -----------------  -----------

LIABILITIES AND CAPITAL
---------------------------------
CURRENT LIABILITIES
   Inc. Tax Payable (Note 14) . .  $         27,398   $   21,026
                                   -----------------  -----------
TOTAL CURRENT LIABILITIES . . . .            27,398       21,026

LONG TERM LIABILITIES . . . . . .                 0            0
   TOTAL LONG TERM LIABILITIES. .                 0            0
                                   -----------------  -----------
   TOTAL LIABILITIES. . . . . . .            27,398       21,026
                                   -----------------  -----------

CAPITAL/EQUITY (Note 15)
   Beginning Capital. . . . . . .            17,781
   Less:  Withdrawals . . . . . .   (       101,400)
   Net Income . . . . . . . . . .            62,664
CAPITAL STOCK
   10M Shares Issued Par .001 . .                         10,000
   70M More Shares Common Auth. .                              0
   29M Shares Preferred Auth. . .                              0
   Additional Paid in Capital . .                     (   55,761)
   Retained Earnings. . . . . . .                         54,655
                                    ----------------  -----------
TOTAL CAPITAL/EQUITY. . . . . . .   (        20,955)       8,894
TOTAL LIAB. & CAPITAL/EQU.. . . .  $          6,443   $   29,920
                                   -----------------  -----------



                        SEE INDEPENDENT AUDITOR'S REPORT
            ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE STATEMENTS


                                               TELECOM COMMUNICATIONS, INC.
                                                     INCOME STATEMENTS
                                   FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 2000 & 2001


INCOME (Note 2). . . . . . . . . . . . .               2000                         2001
----------------------------------------  --------------------------------------------------------
  Phone Calls. . . . . . . . . . . . . .  $         116,752    18.2%       $      151,836    23.0%
  Lotto Tickets (Net). . . . . . . . . .              7,885     1.2                 5,713     1.0
  Bus Tokens Sold. . . . . . . . . . . .            403,292    62.8               441,297    66.9
  Bus Passes Sold. . . . . . . . . . . .             95,789    14.9                43,018     6.5
  Checks Cashed (Net). . . . . . . . . .              8,139     1.3                 9,346     1.4
  Money Grams (Net). . . . . . . . . . .             10,163     1.6                 8,905     1.2
                                          ---------------------------   --------------------------
   TOTAL INCOME. . . . . . . . . . . . .            642,020   100.0               660,115   100.0
                                          ---------------------------  ---------------------------

COST OF GOODS SOLD
  Phone Call Costs . . . . . . . . . . .             44,426     6.9                70,423    10.7
  Bus Token Costs. . . . . . . . . . . .            365,230    56.9               406,965    61.7
  Bus Pass Costs . . . . . . . . . . . .             92,467    14.4                41,316     6.3
                                          ---------------------------    -------------------------
  TOTAL COST OF SALES. . . . . . . . . .            502,123    78.2               518,704    78.7
                                          ---------------------------     ------------------------

  GROSS PROFIT . . . . . . . . . . . . .            139,897    21.8               141,411    21.3
                                          ---------------------------     ------------------------

EXPENSES

   Gen. & Admin. Expenses. . . . . . . .             49,835     7.8                65,730     9.9
                                          ---------------------------      -----------------------
   TOTAL G. & A. EXPEN.                              49,835.    7.8                65,730     9.9
----------------------------------------  ----------------------------     -----------------------

OTHER INCOME (EXPENSES). . . . . . . . .                  0                             0

  PRE-TAX INCOME . . . . . . . . . . . .             90,062    14.0                75,681    11.4
                                          ---------------------------       ----------------------

INCOME TAX PROVISION

  Fed. Inc. Tax Provision. . . . . . . .             19,022     3.0                13,988     2.1
  St. Inc. Tax Provision . . . . . . . .              8,376     1.3                 7,038     1.1
                                          ---------------------------       ----------------------
  TOTAL INC. TAX PROV. . . . . . . . . .             27,398     4.3                21,026     3.2
                                          ---------------------------       ----------------------

NET INCOME . . . . . . . . . . . . . . .  $          62,664     9.7%        $      54,655     8.2%
                                          ---------------------------       ----------------------

EPS (10,000,000 SHRS). . . . . . . . . .  $             .01                 $         .01
                                          ---------------------------       ----------------------




                        SEE INDEPENDENT AUDITOR'S REPORT
            ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE STATEMENTS




                          TELECOM COMMUNICATIONS, INC.
                             STATEMENT OF CASH FLOWS
              FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 2000 & 2001

                                                  2000         2001
                                                  ----        -----


NET INCOME (LOSS). . . . . . . . . . . . . .  $    62,664   $   54,655

  Adjustment to Reconcile Net Income
  To net cash used in Operating Activities:

  Depreciation:. . . . . . . . . . . . . . .            0            0
  Increase in Other Current Assets . . . . .            0            0
  Increase in Other Assets . . . . . . . . .            0            0
  Increase in Accounts Receivable. . . . . .            0            0
  Increase in Accounts Payable . . . . . . .       27,398       21,026
                                              ------------  -----------

NET CASH FROM OPERATIONS . . . . . . . . . .       90,062       75,681

Cash Flows from Investing Activities . . . .            0            0

Owner Draws. . . . . . . . . . . . . . . . .    ( 101,400)   (  52,204)

  Cash Flows from Financing Activities:. . .            0            0
                                              ------------  -----------

NET INCREASE (DECREASE) IN CASH. . . . . . .   (   11,338)      23,477

BEGINNING CASH BALANCES 10/01/99 & 00. . . .       13,781        2,443
                                              ------------  -----------

CASH AT SEPTEMBER 30, 2000 & 2001. . . . . .  $     2,443   $  _25,920
                                              ------------  -----------






                        SEE INDEPENDENT AUDITOR'S REPORT
            ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE STATEMENTS











                                 TELECOM COMMUNICATIONS, INC.
                            STATEMENT OF CHANGES IN OWNER'S EQUITY
                     FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 2000 & 2001



                                                          2000          2001
                                                           ----          ----
Beginning Balance                                       $17,781           N/A

Income (Loss) For The Period . . . . . . . . . . . .     62,614        54,655

Less:  Owner Draws                                (     101,400)   (   52,204)

Issuance of Capital Stock. . . . . . . . . . . . . .         00        10,000

Adjustments for Stock Issuance . . . . . . . . . . .         00    (    3,557)
                                                      ____________  __________
  Balance at Year End .                                ($20,955)       $8,894
                                                      =========================
























                        SEE INDEPENDENT AUDITOR'S REPORT
            ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE STATEMENTS

                        NOTES TO THE FINANCIAL STATEMENTS
             FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 2000 and 2001

NOTE  1:  ABOUT  THE  COMPANY

Telecom Communications, Inc. (FKA Telecom Communications of America) was originally founded as a sole proprietorship in 1995 by Michelle Hiromoto with the assistants and management of her father Tak Hiromoto. The purpose of the company was to provide low cost access to long distance carriers for individuals needing to call Latin and South America. The company operates on the Internet as opposed to using conventional long distance carriers to facilitate lower costs that are passed on to the customers. Many of the extra fees that are found in conventional long distance systems are avoided this way. In addition the company also provides various services such as check cashing, money wiring, the sale of bus tokens and passes, and tickets from California Lottery known as Lotto.

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




                         Computer  Lease

     Balance  on  07/01/2001  thru  09/30/2001          $      2,733
     Balance  on  10/01/2001  thru  09/30/2002                10,932
     Balance  on  10/01/2002  thru  07/01/2003                 8,199
                                                         ___________
     Total                                              $     21,864
                                                          ==========


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

On December 21, 2000, the Company was acquired by MAS Acquisition XXI Corp. Following APB No. 16, this type of acquisition is commonly called a "reverse merger" wherein the smaller private operating company, Telecom Communications of America, merges into a non-operating shell corporation, MAS Acquisition XXI Corp., which had no assets, resulting in the owner's/manager's, Tak Hiromoto continuing to have effective operating control of the new combined company, Telecom Communications, Inc. The shareholders of the former shell only continue as passive investors. The accounting was accomplished by adjusting the balance sheet into a corporate style as opposed to a sole proprietorship with simple recognition of the assets and liabilities as they were in the former financial statements of the sole proprietorship. The equity section is adjusted by taking all owners' capital and reclassifying it as Additional Paid in Capital. The Common Stock issued is recognized at its par value of .001 as per the offering. Ten million shares were issued totaling $10,000 but no cash was received. The offsetting entry is to reduce Additional Paid in Capital by the $10,000. The financial statements presented here represent the activities of the smaller operating company.

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

Robert  K.  Yasui       39        Director

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

Mr. Robert K. Yasui has served as our Director since December 2000. Mr. Yahui leads a group of seven attorneys with international experience in handling a variety of business transaction and litigation matters from 1995 to present. Mr. Yahui specializes in corporate transactions including Real Estate - Secured Financing, commercial and large-scale residential acquisition and development, land use, leasing and brokerage matters, electronic entertainment licensing and publishing, film and media transactions as well as foreign investment in U.S. Real Estate and operating businesses. Mr. Yahui is serving as an outside counsel to a number of California corporations including corporations controlled by non-U.S. company and individuals.

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

Summary Compensation Table



             Other    Restricted    Restricted
Name and. .  Fiscal   Annual        Compen-      Stock    LTIP     Stock
Position. .  Year     Salary        Bonuses      sation   Awards   Options   Bonuses
-----------  -------  ------------  -----------  -------  -------  --------  -------
                 (1)           (2)      (3) (7)      (4)      (5)       (6)
             -------  ------------  -----------  -------  -------  --------
Tak
Hiromoto, .    2001   $    75,000          -0-      -0-      -0-       -0-       -0-
 President.    2000   $    75,000          -0-      -0-      -0-       -0-       -0-
& Director.    1999   N/A                  -0-      -0-      -0-       -0-       -0-
-----------  -------  ------------  -----------  -------  -------  --------  -------
Elizabeth
Hiromoto, .    2001   $    20,000          -0-      -0-      -0-       -0-       -0-
Secretary,.    2000   $    20,000          -0-      -0-      -0-       -0-       -0-
Treas., Dir    1999   N/A                  -0-      -0-      -0-       -0-       -0-
-----------  -------  ------------  -----------  -------  -------  --------  -------




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

          TELECOM COMMUNICATIONS, INC.

Date: March 26, 2002               By: /s/ Tak Hiromoto
                                   --------------------
                                           Tak Hiromoto
                                 President and Director

Date: March 26, 2002          By: /s/ Elizabeth Hiromoto
                              --------------------------
                                      Elizabeth Hiromoto
                       Secretary, Treasurer and Director