Form 10QSB
period 2002-03-31
TELECOM COMMUNICATIONS INC
filed 2002-05-20
CIK 1139570

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB




[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2002

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



Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number of shares of common stock outstanding as of May 18, 2002: 10,000,000









ITEM 1. FINANCIAL STATEMENTS


                                       TELECOM COMMUNICATIONS, INC.
                                              BALANCE SHEETS
                            AT MARCH 31, 2002(UNAUDITED) AND SEPTEMBER 30, 2001

                                                                     (Unaudited)
                                                                    March 31, 2002    September 30, 2001
ASSETS
------------------------------------------------------------------

CURRENT ASSETS
------------------------------------------------------------------
  Cash in banks (Note 4) . . . . . . . . . . . . . . . . . . . . .  $        18,918  $            25,920
  Inventory (Note 5) . . . . . . . . . . . . . . . . . . . . . . .            4,000                4,000
  TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . . . . . .           22,918               29,920
                                                                    ---------------  --------------------

PROPERTY AND EQUIPMENT, NET. . . . . . . . . . . . . . . . . . . .              -0-                  -0-
------------------------------------------------------------------
  TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . .  $        22,918  $            29,920
                                                                    ===============  ====================

LIABILITIES AND STOCKHOLDERS'EQUITY
------------------------------------------------------------------

CURRENT LIABILITIES
------------------------------------------------------------------
  Income taxes payable (Note 14) . . . . . . . . . . . . . . . . .  $         8,517  $            21,026
                                                                    ---------------  --------------------
  TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . . . . . .            8,517               21,026
                                                                    ---------------  --------------------
STOCKHOLDERS' EQUITY (NOTE 15)
------------------------------------------------------------------
  Common stock ($.001 par value, 80,000,000 shares authorized:
   10,000,000 issued and outstanding). . . . . . . . . . . . . . .           10,000               10,000
  Preferred stock ($.001 par value, 20,000,000 shares authorized:
   none issued and outstanding). . . . . . . . . . . . . . . . . .              -0-                  -0-
  Additional paid-in-capital . . . . . . . . . . . . . . . . . . .              -0-                  -0-
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . . .            4,401               (1,106)
  TOTAL STOCKHOLDERS' EQUITY . . . . . . . . . . . . . . . . . . .           14,401                8,894
                                                                    ---------------  --------------------
  TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY . . . . . . . . . . . . . . . . . . . . . .  $        22,918  $            29,920
                                                                    ===============  ====================







    The accompanying notes are an integral part of these financial statements



                                     TELECOM COMMUNICATIONS, INC.
                                 STATEMENTS OF OPERATIONS (UNAUDITED)
                      FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2002 AND 2000

                                Three Months      Three Months      Six Months        Six Months
                                Ended             Ended             Ended             Ended
                                March 31, 2002    March 31, 2001    March 31, 2002    March 31, 2001
INCOME (NOTE 2):
------------------------------
  Phone calls. . . . . . . . .  $        38,801   $        65,332   $        69,924   $        87,954
  Lotto tickets (net). . . . .            1,624             4,645             3,430             4,115
  Bus tokens . . . . . . . . .           97,258           128,191           195,451           240,934
  Bus passes . . . . . . . . .            1,573            22,372             3,657            37,579
  Checks cashed. . . . . . . .            2,569             2,863             4,064             5,113
  Money grams. . . . . . . . .            1,135             1,158             3,386             2,243
                                ----------------  ----------------  ----------------  ----------------
  TOTAL. . . . . . . . . . . .  $       142,960   $       224,561   $       279,912   $       377,938
                                ----------------  ----------------  ----------------  ----------------

COST OF GOODS SOLD
------------------------------
  Phone call costs . . . . . .           18,247            34,995            33,428            45,363
  Bus token costs. . . . . . .           88,540           127,437           177,985           225,404
  Bus pass costs . . . . . . .            1,501            21,674             3,499            36,045
  TOTAL COST OF SALES. . . . .          108,288           184,106           214,912           306,812
                                ----------------  ----------------  ----------------  ----------------
  GROSS PROFIT . . . . . . . .  $        34,672   $        40,455   $        65,000   $        71,126
                                ----------------  ----------------  ----------------  ----------------
OPERATING EXPENSES:
------------------------------
  General and administrative .  $        36,162   $        40,360            50,976            52,513
  TOTAL EXPENSES . . . . . . .           36,162            40,360            50,976            52,513
                                ----------------  ----------------  ----------------  ----------------

  OPERATING INCOME . . . . . .           (1,490)               95            14,024            18,613
                                ----------------  ----------------  ----------------  ----------------
  INCOME TAX (PROVISION)
  BENEFIT. . . . . . . . . . .           (4,747)             (818)           (8,517)           (2,661)
                                ----------------  ----------------  ----------------  ----------------
  NET INCOME . . . . . . . . .  $        (6,237)  $          (723)  $         5,507   $        15,952
                                ----------------  ----------------  ----------------  ----------------
  Net income per common share
  basic & fully diluted. . . .  $            **   $            **   $            **   $            **
                                ----------------  ----------------  ----------------  ----------------
  Weighted average common
  shares outstanding . . . . .       10,000,000        10,000,000        10,000,000        10,000,000
                                ----------------  ----------------  ----------------  ----------------

  **Less than $.01


    The accompanying notes are an integral part of these financial statements



                          TELECOM COMMUNICATIONS, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE SIX MONTHS ENDED MARCH 31, 2002 AND 2001



                                                        2002       2001
CASH FLOWS FROM OPERATING ACTIVITIES:
--------------------------------------------------
  Net income . . . . . . . . . . . . . . . . . . .  $  5,507   $ 15,952
  Adjustments to reconcile net income to net
  cash used in operating activities:
    Common stock issued for services . . . . . . .       -0-        -0-
    Increase (decrease) in operating liabilities:
      Accounts payable and accrued expenses. . . .   (12,509)     2,661
                                                    ---------  ---------
      NET CASH PROVIDED BY (USED IN)
      OPERATING ACTIVITIES . . . . . . . . . . . .    (7,002)    18,613
                                                    ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
--------------------------------------------------
  Shareholder distributions. . . . . . . . . . . .       -0-    (20,203)
                                                    ---------  ---------
      NET CASH USED IN FINANCING
      ACTIVITIES . . . . . . . . . . . . . . . . .       -0-    (20,203)
                                                    ---------  ---------
      NET INCREASE (DECREASE) IN
      CASH AND CASH EQUIVALENTS. . . . . . . . . .    (7,002)    (1,590)
                                                    ---------  ---------
CASH AND CASH EQUIVALENTS:
--------------------------------------------------
      Beginning of period. . . . . . . . . . . . .    25,920      2,443
                                                    ---------  ---------
      End of period. . . . . . . . . . . . . . . .  $ 18,918   $    853
                                                    ---------  ---------




    The accompanying notes are an integral part of these financial statements




                          TELECOM COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 2002 (UNAUDITED)


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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at March 31, 2002, the results of operations for the three and six month periods ended March 31, 2002 and 2001, and cash flows for the six months ended March 31, 2002 and 2001. The results for the period ended March 31, 2002, are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 2002.

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

The  following  represents  the  calculation  of  earnings  per  share:

         For the three months ended     For the six months ended
            March 31,                    March 31,
BASIC  &  DILUTED*            2002          2001          2002          2001
------------------          ------          ----          ----          ----

Net  income              $  (6,237)     $  (723)          $  5,507     $ 15,952

Less- preferred stock dividends
                              --             --                --         --
                         -------------    ------------   ------------ ----------
Net  income              $  (6,237)     $  (723)          $  5,507     $ 15,952

Weighted average number
of common shares        10,000,000   10,000,000         10,000,000    10,000,000
                        -------------     ------------   ------------ ----------
Basic & diluted earnings per share
                         $     **       $     **          $     **     $   **
                          ========       ========          ========     ========

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

Employees
---------

We believe that the success of our business will depend, in part, on our ability to attract, retain and motivate highly qualified sales, technical and management personnel, and upon the continued service of our senior management personnel. As of the date of this registration statement, we have two full- time and three-part time employees. Two full-time employees are responsible for management and marketing, one part-time employee is responsible for book keeping and sales, two other part-time employees are responsible for sales and other day to day operations. The three part-time employees are sons and daughter of Mr. Tak Hiromoto and Mrs. Elizabeth Hiromoto. We consider our employee relations to be good and we have never experienced any work stoppages. We can not assure you that we will be able to successfully attract, retain and motivate a sufficient number of qualified personnel to conduct our business in the future.

RESULTS  OF  OPERATIONS
-----------------------

Net  Income

The Company had a net loss of $6,237 for the three months ended March 31, 2001, versus a net loss of $723 for the same period ended March 31, 2001, an increase of $5,514. The change in net income for the period was primarily attributable to a decrease in gross profit $5,783 due to less revenues during the quarter.

The Company had net income of $5,507 for the six months ended March 31, 2002, versus net income of $15,952 for the same period ended March 31, 2001, a decrease of $10,445. The change in net income for the period was primarily attributable to a decrease in gross profit $6,126 due to less revenues during the quarter and an increase in income taxes of $5,586 due to the Company's new tax structure after its revocation of its S-corporation status with the Internal Revenue Service.

Sales

Revenues were $142,960 for the three months ended March 31, 2001, versus $224,561 for the three months ended March 31, 2001, a decrease of $81,601 or 36%. Revenues were $279,912 for the six months ended March 31, 2002, versus $377,938 for the six months ended March 31, 2001, a decrease of $98,026 or 26%. The decrease in sales for both periods was primarily due to competitive prices within the telecommunications industry. Gross margins remained relatively constant for both periods.

Expenses

Total expenses were $36,162 for the three months ended March 31, 2002, versus $40,360 for the three months ending March 31, 2001, a decrease of $4,198 or 10%. Total expenses for the six months ended March 31, 2002 were $50,976, versus $52,513 for the six months ended March 31, 2001, a decrease of $1,537 or 3%. The Company realized a slight increase in its total expenses during fiscal year 2001 due to its effort to gain active trading status on the Over-the-Counter Bulletin Board (OTC BB).

Liquidity  and  Capital  Resources

On March 31, 2002, the Company had cash of $18,918 and working capital of $14,401. This compares with cash of $853 and a working capital deficit of $1,820 at March 31, 2001. The increase in working capital was due to an increase in cash partially offset by an increase in income taxes payable.

Net cash used in operating activities was $7,002 for the six months ended March 31, 2002 as compared with net cash provided by operating activities of $18,613 for the six months ended March 31, 2001. The difference in 2002 was primarily attributable to a decrease in net income of $10,445 and an increase of $15,170 in income taxes payable during 2002.

Cash provided by financing activities totaled $-0- for the six months ended December 31, 2001 as compared with net cash used in financing activities of $20,203 for the six months ended December 31, 2000. Cash used in financing activities during 2001 consisted solely of shareholder distributions.


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

                              TELECOM COMMUNICATIONS, INC.


                              /s/ Tak Hiromoto
                              ----------------
Date: May 18, 2002                Tak Hiromoto
                                  President and Director