Form 10QSB
period 2002-06-30
TELECOM COMMUNICATIONS INC
filed 2002-08-14
CIK 1139570

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB




[X]    QUARTERLY  REPORT  UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT  OF  1934  for  the  quarterly  period  ended  June 30,2002

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

                          TELECOM COMMUNICATIONS INC.
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED June 30,2002
                                      INDEX


                                                                            Page

PART I - FINANCIAL INFORMATION

   Item 1 -  Financial Statements

   Balance Sheets
            June 30,2002 (Unaudited) and September 30, 2002...................3
   Statements of Operations (Unaudited)
               For the Three and Nine Months Ended June 30, 2002 and 2001.....4
   Statement of Cash Flows (Unaudited)
               For the Nine Months Ended June 30, 2002 and 2001...............5

   Notes to Consolidated Financial Statements...............................6-9

   Item 2 - Management's Discussion and Analysis and Plan of Operation....10-14


PART II - OTHER INFORMATION

   Item 1 - Legal Proceedings................................................15

   Item 2 - Changes in Securities and Use of Proceeds........................15

   Item 3 - Defaults upon Senior Securities..................................15

   Item 4 - Submission of Matters to a Vote of Security Holders..............15

   Item 5 -  Other Information...............................................15

   Item 6 - Exhibits and Reports on Form 8-K.................................15

   Signatures................................................................16

ITEM 1. FINANCIAL STATEMENTS



                          TELECOM COMMUNICATIONS INC.
                                 BALANCE SHEETS
              AT JUNE 30, 2002 (UNAUDITED) AND SEPTEMBER 30, 2001


                                             (Unaudited)
                                            June 30, 2002    September 30, 2001

ASSETS
---------------------------------------
Current Assets
---------------------------------------

Cash in banks (note 4)                         $   9,888             $   25,920
Inventory (note 5)                                 4,000                  4,000
TOTAL CURRENT ASSETS                              13,888                 29,920
                                                --------              ----------

PROPERTY AND EQUIPMENT, NET                           0                      0
---------------------------------------
TOTAL ASSETS                                   $ 13,888              $  29,920
                                               =========             ==========

LIABILITIES & STOCKHOLDERS' EQUITY
---------------------------------------
CURRENT LIABILITIES
----------------------------------------
Income taxes payable (note 14)                  $ 6,152             $   21,026
                                                --------              ---------
TOTAL CURRENT LIABILITIES                         6,152                  21,026
                                                --------              ----------

STOCKHOLDERS' EQUITY (NOTE 15)
-----------------------------------------
COMMON STOCK ($.001 PAR VALUE,
80,000,000
SHARES AUTHORIZED:
10,000,000 ISSUED AND OUTSTANDING)             $ 10,000               $  10,000
Preferred stock ($.001 par value, 20,000,000
shares authorized                                     0                       0
non issued and outstanding)
additional paid-in-capital                            0                       0
Retained earnings                              $ (2,264)             $  (1,106)
TOTAL STOCKHOLDERS' EQUITY                        7,736                   8,894

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                           $ 13,888               $  29,920
                                              =========                =========

                          TELECOM COMMUNICATIONS INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
           FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2002 AND 2001



                        Three Months    Three Months    Nine Months     Nine Months
                            Ended           Ended           Ended           Ended
                        June 30, 2002   June 30, 2001   June 30, 2002   June 30, 2001

INCOME (NOTE 2):
------------------
Phone calls              $    48,930     $   40,026     $  118,725     $  127,313
Lotto tickets (net)              912            517          4,342
4,632
Bus tokens                    90,565        112,980        286,016        400,048
Bus passes                     1,568         10,197          5,225         38,829
Checks cashed (net)            2,868          4,887          7,061
8,000
Money Grams (net)              1,024          2,049          4,410          6,428
                            ----------   ------------      ----------      ----------
TOTAL                        145,867        170,656           425,779     585,250
                            ----------   ------------      -----------     ----------
COST OF GOODS SOLD
------------------

Phone call costs              30,576          26,166        64,004         61,178
Bus token costs               83,319         100,650       261,304        368,934
Bus pass costs                 1,490           8,943         4,989         37,295
TOTAL COST OF SALES          115,385         135,759       330,297        467,407
                           ----------     -----------    ------------   -------------
GROSS PROFIT              $   30,482     $    34,897   $    95,482     $    117,843
                           ----------     -----------     ------------   ------------

OPERATING EXPENSES:
------------------

General & administrative  $   19,184     $    33,905   $    70,160     $     62,854
TOTAL EXPENSES                19,184          33,905        70,160           62,854
                            ---------      -----------    -----------   -------------

OPERATING INCOME              11,298             992        25,322           54,989
                             ---------      -----------    -----------  -------------

INCOME TAX (PROVISION)
BENEFIT                        2,713             241         6,152           13,862
                            -----------     -----------    -----------    ----------
NET INCOME                $    8,585     $       751   $    19,170     $     41,127
                            -----------     -----------    -----------   ------------
Net income per common share
basic & fully diluted     $       **     $        **   $       **      $         **
                            -----------     -----------    -----------   ------------
Weighted average common
shares outstanding         10,000,000      10,000,000     10,000,000      10,000,000
                            -----------     -----------    -----------   ------------

** Less than $.01


                          TELECOM COMMUNICATIONS INC.
                      STATEMENT OF CASH FLOWS (UNAUDITED)
                FOR THE NINE MONTHS ENDED JUNE 30, 2002 AND 2001

CASH  FLOWS FROM OPERATING ACTIVITIES:                    2002            2001
--------------------------------------------------------------------------------
Net income                                              $19,170         $41,127
Adjustments to reconcile net income to net
cash used in operating activities:
Common stock issued for services                              0               0
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses                     6,152          13,862
                                                    -----------     ------------

NET CASH PROVIDED BY (USED IN)
Operating activities                                     25,322          54,989
------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------

SHAREHOLDER DISTRIBUTIONS                                     0               0

Net cash used in financing activities                         0               0
Net cash used in investing activities                   (29,216)        (54,204)
Net increase (decrease) in cash and cash equivalents    ( 3,894)            785

CASH AND CASH EQUIVALENTS:
------------------------------------

Beginning of period                                      13,782           2,443
                                                  -------------      -----------
ENDING CASH BALANCE                                     $ 9,888       $   3,228


                                                  -------------      -----------

                          TELECOM COMMUNICATIONS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           JUNE 30, 2002 (UNAUDITED)

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and pursuant to the rules and regulations of the securities and exchange commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to fairly present the company's financial position at June 30, 2002. The results of operations for the three and nine month periods ended June 30, 2002 and 2001, and the cash flows for the nine months ended June 30, 2002 and 2001. The results for the period ended June 30, 2002, are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 2002.


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


NOTE 4. BANKING POLICY

Funds are kept in two banks so no more than $100,000 is in any one account.

NOTE 5. INVENTORY VALUATION

The average inventories on any given day are as follows:
     Bus Passes           $   500
     Bus Tokens             2,000
     Lotto Scratcher        1,500
                         ---------
     Total                $ 4,000
                         ==========

NOTE 6. RECEIVABLES

There are no receivables as all business is done for cash. See Note 2.

NOTE 7. ASSETS

All capitalized assets are fully depreciated while new ones are currently being leased.


NOTE 8. LIABILITIES

There are no loans outstanding and no material payables other than income taxes accrued. See Note 14.

NOTE 9. LOANS AND LEASES

Although no loans are outstanding, the Company does have a computer lease requiring a monthly payment of $911.00. This lease is good through July 1, 2003. Although there is a purchase option at the end of the lease for $3,600 this is not small enough to be considered a bargain purchase option which would require lease capitalization Statement No. 13 which requires capitalization and depreciation of certain leases. No capitalization of the lease will be done. The Company is also leasing its occupancy through December 31, 2003. Both obligations are broken down as follows:

Computer Lease

Balance on 07/01/2001 through 09/30/2001      $ 2,733
Balance on 10/01/2001 through 09/30/2002       10,932
Balance on 10/01/2002 through 07/01/2003        8,199


______                                       $ 21,864
Total                                       ==========

Occupancy Lease

Balance on 07/01/2001 through 09/30/2001    $   5,400
Balance on 10/01/2001 through 09/30/2002       22,300
Balance on 10/01/2002 through 09/30/2003       23,500
Balance on 10/01/2003 through 12/31/2003        6,000

__________                                    $57,200
Total                                       ===========


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

The following represents the calculation of earnings per share:

                           For the three months ended   For the six months ended
                                      June 30                  June 30

BASIC & DILUTED*                 2002        2001          2002         2001
----------------                -------    -------        ------       -------
Net income                      $8,585       $751        $19,170       $41,127

Less preferred stock dividends      --         --             --            --
Net income                      $8,585        $751       $19,170       $41,127

Weighted average number
of common shares            10,000,000  10,000,000    10,000,000    10,000,000
                            ----------  ------------  ----------    -----------

Basic & diluted earnings per share
                              $   **      $   **        $   **         $   **
                            =========   =========     =========       =========

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
With the exception of historical facts stated herein, the matters discussed in this report are "forward looking" statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such "forward looking" statements include, but are not necessarily limited to, statements regarding anticipated levels of future revenues and earnings from operations of the Company. Readers of this report are cautioned not to put undue reliance on "forward looking" statements, which are by their nature, uncertain as reliable indicators of future performance. The Company disclaims any intent or obligation to publicly update these "forward looking" statements, whether as a result of new information, future events, or otherwise.

DESCRIPTION OF BUSINESS

Business Development

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

Additional costs for Traditional long distance charges:

        MCI 7 Cents anytime residential plan                     6.95
        12% Federal Excise Tax                                   1.32
        40% State & Local Taxes                                  4.36
        .004% Federal, State & Local Surcharges                  0.04
        25% Federal Universal Service Fee                        2.61
        .23% CA High cost Fund-B Surcharges                      0.25
        .005% CA Universal Life Tel Service Surcharges           0.05
        .003% CA Relay Service and Communication Device Fund     0.03
              .006% CA 911 Local                                 0.07
                                                             --------
        TOTAL                                                  $15.68

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

Industry Background
The Internet is experiencing unprecedented growth as a global medium for communications and commerce. Internet telephony has emerged as a low cost alternative to traditional long distance calls. Internet telephone calls are less expensive than traditional domestic and international long distance calls primarily because these calls are carried over the Internet and therefore bypass a significant portion of local and international long distance tariffs. The fees and tariffs that are eliminated for our services can be itemized as follows:

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

RESULTS OF OPERATIONS

Net Income

The Company had a net increase of $8,585 for the three months ended June 30, 2002 versus a net increase of $751 for the same period ended June 30, 2001, an increase of $7,834. The change in net income for the period was primarily attributable to an increase in phone calls during the quarter.

The Company had net income of $19,170 for the nine months ended June 30, 2002, versus net income of $41,127 for the same period ended June 30, 2001, a decrease of $21,957. The change in net incoe for the period was primarily attributable to a decrease in gross profit.

Sales

Revenue was $145,867 for the three months ended June 30, 2002, versus $170,656 for the three months ended June 30, 2001, a decrease of $24,789 or 14%. Revenues were $425,779 for the nine months ended June 30, 2002 and $585,250 for the nine months ended June 30, 2001.

Expenses

Total expenses were $70,160 for the three months ended June 30, 2002, versus $62,854 for the three months ended June 30, 2001.

Liquidity and Capital Resource

One June 30, 2002, the Company had cash of $9,889 and working capital of $7,736. This compares with cash of $3,228 and a working capital deficit of $6,634 at June 30, 2001.

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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

During February 2002, the Company located a market maker to submit a filing with the National Association of Security Dealers to quote the Company's common stock on the Over-the-Counter Bulletin Board. However, there can be no assurance that a market maker will be established or maintained.

Item 6.  Exhibits and Reports on Form 8-K

a)  Exhibits

None.

b)  Reports on Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELECOM COMMUICATIONS, INC.

Date:  August 8, 2002   /s/  Tak Hiromoto
                                   President and Director