Form 10-K
period 2002-09-30
TELECOM COMMUNICATIONS INC
filed 2003-01-15
CIK 1139570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                 For the fiscal period ended September 30, 2002

[]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

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



Securities registered under Section 12(b) of the Securities Exchange Act of
1934:

   Title of Each Class     Name of Each Exchange on Which Registered
   -------------------     -----------------------------------------
         None                                None

Securities registered under Section 12(g) of the Securities Exchange Act of 1934: None; report is filed pursuant to section 15D

                     COMMON STOCK, PAR VALUE $.001 PER SHARE
                                (Title of Class)

Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or an amendment to this Form 10-KSB. [x]

State issuer's net revenues for its most recent fiscal year: $558,002

As of December 31, 2002, there were 10,050,000 common shares outstanding.

There is currently no market established for the Company's common stock.

Transitional Small Business Disclosure Format (check one): Yes [ ] No[X]

Number of shares of common stock outstanding as of December 31, 2002:10,050,000

Number of shares of preferred stock outstanding as of December 31, 2002: None

PART I


Item 1. Business

Business Development

Telecom Communications Inc. was incorporated on January 6, 1997 in the State of Indiana under the corporate name MAS Acquisition XXI Corp. Prior to December 21, 2000, we were a blank check company seeking a business combination with an unidentified business. On December 21, 2000, we acquired Telecom Communications of America which was a sole proprietorship doing business in Los Angeles, California since August 15, 1995 and changed our name to Telecom Communications Inc. In connection with this acquisition, Aaron Tsai, our former sole officer and director was replaced by Telecom Communications of America's owners and associates. We issued 9,000,000 shares of our common stock or 90% of our total outstanding common shares after giving effect to the acquisition. MAS Capital Inc. returned 7,272,400 shares of common stock for cancellation without any consideration.

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

We intend to expand our business through acquisitions. Currently, we have one telephone call center with one server located in Los Angeles, California.

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

A total of 77% of our revenue has been generated from the sale of Lotto Tickets, Bus Tokens, Bus Passes, Check Cashing and Money Gram products and 23% for telecommunications business.



Telecom Communications Inc. is intended for people of all ages and income levels who are interested in high quality telephone service at low rates. Typically, however, Latin immigrants who are interested in contacting their friends and relatives in their countries outside of the United States are the primary target audience.


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

We do not rely solely on customers visiting our telephone calling center. We also have 24 phone lines attached to our server which enables customers accessing our services using telephones away form our location by calling into our telephone calling center. The 24 phone lines attached to our server allow 24 customers to call in at a given time. When one completes a call the phone line frees up for another caller. In addition, the following products and services are also offered at our telephone calling center:

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

Competition

We have nearly two years of experience building and fine tuning Internet based telephone call services using traditional telephones at a calling center environment. We believe we have the ability to deploy information technology at a faster rate and with fewer errors than new entrants into this field. We have basic billing capabilities to accommodate the more complex commercial transactions in which we intend to engage in the future. We already have in place network management tools and a secure web site capable of taking new account orders in real-time. With our billing package, we can bill customers for their telephone calls at any interval that they desire. We can send out bills on a weekly, bi-weekly or monthly basis. Many Commercial transactions need to be billed differently. We use an internal billing system that was designed for our telephony system. The transactions that we intend to bill for are charges that would normally appear on the telephone bill. We will be offering long distance telephone service to our commercial as well as our retail customers. We can bill or transactions by time of day, date, even charge a surcharge on holidays.

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

Internet Telephony Service Providers

During the past several years, a number of companies have introduced services that make Internet telephony services available to businesses and consumers. AT&T Jens (a Japanese affiliate of AT&T), deltathree.com (a subsidiary of RSL Communications), I-Link, iBasis (formerly known as VIP Calling), ICG Communications, IPVoice.com, ITXC and OzEmail (which was acquired by MCI WorldCom) provide a range of voice over the Internet services. These companies offer PC-to-phone or phone-to-phone services, which could be adapted to provide a similar service to the services we offer. Some, such as AT&T Jens and OzEmail, offer these services within limited geographic areas.

Intellectual Property

We do not currently own or hold any patents, trademarks, licenses, franchises concessions, royalty agreements or labor contracts.


Government Regulation

Regulation of Internet Access Service

We provide Internet access, in part, by using telecommunications services provided by carriers. Terms, conditions and prices for telecommunications service are subject to economic regulation by State and Federal agencies. We,as an Internet Access Provider, are not currently subject to direct economic regulation by the Federal Communications Commission (FCC) or any State regulatory body other than the type and scope of regulation that is applicable to businesses generally. We do not provide Internet access to Internet content. We use the Internet to provide telecommunications services.

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

Governmental regulatory approaches and policies to Internet Access Providers and others that use the Internet to facilitate Data and Communication Transmissions are continuing to develop and in the future we could be exposed to regulation by the FCC or other Federal agencies or by State regulatory agencies or bodies. For example, the FCC has expressed an intention to consider whether to regulate providers of voice and fax service that employ the Internet or Internet Packet Switching as "Telecommunications Providers" even though Internet access itself would not be regulated. The FCC is also considering whether providers of Internet based telephone services should be required to contribute towards the Universal Service Fund, which subsidizes telephone service for rural and low-income consumers, or should pay carrier access charges on the same basis as applicable to regulated telecommunications providers. Our business employs the Internet Packet Switching to provide voice services. Phone calls are made through our computer server and Internet connection to a third party server which provides the interconnection to their established network which enables telecommunications over Internet Protocol (IP) data networks using their software, hardware, and related components.

Regulation of Internet Content

Due to the increase in popularity and use of the Internet by broad segments of the population it is possible that laws and regulations may be adopted with respect to web site content, privacy pricing, encryption standards, consumer protection, electronic commerce, taxation, copyright infringement and other intellectual property issues. We cannot predict the effect, if any, that any future regulatory changes or developments may have on the demand for our access to enhanced business service.

Employees

We believe that the success of our business will depend, in part, on our ability to attract, retain and motivate highly qualified sales, technical and management personnel, and upon the continued service of our senior management personnel. As of the date of this registration statement, we have two full-time and three part-time employees. Two full-time employees are responsible for management and marketing; one part-time employee is responsible for book keeping and sales, two other part-time employees are responsible for sales and other day-to-day operations. The three part-time employees are sons and daughter of Mr. Tak Hiromoto and Mrs. Elizabeth Hiromoto. We consider our employee relations to be good and we have never experienced any work stoppages. We cannot assure you that we will be able to successfully attract, retain and motivate a sufficient number of qualified personnel to conduct our business in the future.

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



Item 3.  Legal Proceedings

Mas Financial Corp and Aaron Tsai filed a claim against us in the Vanderburgh County alleging breach of contract. The Company and its counsel believe that the claim is without merit and immaterial, and are vigorously defending against this claim. We filed a counterclaim against Aaron Tsai for fraud and breach of contract.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

No matter was submitted to a vote during the year.

                                     PART II


Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

Market Information

Public trading market currently exists for our common stock. We cannot assure you that a trading market will ever develop or, if such a market does develop, that it will continue.

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

Recent Sales of Unregistered Securities

Not Applicable.



SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

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





Item 6.  Management's Discussion and Analysis

Selected Financial Data

For the years ended September 30, 2002 and 2001.

                                             2001            2002
                                             ----            ----
     Revenues                              $660,115        558,002
     Net income                              54,655         12,560
     Net income per common share                .01            .01
     Weighted average common
      shares  outstanding                10,000,000     10,050,000


At September 30, 2002 and 2001

                                             2001            2002
                                              ----           ----

     Total assets                           $29,920        $37,905
     Working capital  (deficit)               8,894         33,873
     Shareholders' equity  (deficit)         29,920         37,905

No dividends have been declared or paid during the periods presented.

Results of Operations

For the Years Ended September 30, 2002 and 2001.

Sales

Revenues for the year ended September 30, 2002 were $558,002 versus $660,115 in revenues for the year ended September 30, 2001, a decrease of $102,113 or 15%. Retail sales consisted of: phone calls, lotto tickets, bus token and passes sales, checks cashed and money grams. The decrease was primarily attributable to economic conditions due to recession.

We plan to accelerate growth of sales in fiscal 2003 by increasing expenditures on marketing, establishing more strategic relationships and growing public awareness of our products and services.

Presently, the percentage of customers using our calling center versus using services from their resident is approximately 45% versus 55%. We anticipate that eventually 99% of calls will be made from our customers' residence due to the convenience factor. The other 1% will be customers who have no phone in their home. We sell prepaid cards to call from their residence.

The percentage of revenues will vary from day to day, month to month, year to year. One month we may have a large jackpot in Lotto, the amount of Lotto players will increase dramatically. Money wiring depends on economic conditions. In good times, people send more often. In bad times, people send less often. This is also true of check cashing, money order, and telecom, etc.


Income/Loss

Net income for the year ended September 30, 2002 was $12,560 as compared to a net income of $54,655 in the comparable period in 2001, a decrease of $42,095 or 77 %. The decrease was primary attributable to an increase in general and administrative expenses.

The Company expects to continue to remain profitable and increase its net income over the next year. However, there can be no assurance that the Company's profitability or revenue growth can be sustained in the future.

Expenses

Total expenses for the year ended September 30, 2002 were $98,916 versus $65,730 in the comparable year in 2001, an increase of $33,186 or 33%. This was primarily attributable to an increase in general and administrative expenses for the year.

We anticipate incurring approximately the same amount of these expenses during fiscal 2003.

We expect increases in certain expenses such as advertising through fiscal 2003 as the Company moves toward increasing development and marketing of our products and services.

Cost of Sales

One of the largest factors in the variations in the cost of sales as a percentage of net sales is the cost of products and services.

Cost of sales for the year ended September 30, 2002 was $442,492 versus $518,704 in the comparable period in 2001, a decrease of $76,212 or 14%. The decrease was primarily attributable to a decreased in sales during the year of $558,002.

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

Liquidity and Capital Resources

For the Year Ended September 30, 2002 and 2001.

Cash flows provided by operations were $(4,434) for the year ended September 30, 2002 versus $75,681 in the comparable period in 2001. Cash flows from operating activities were primarily attributable to the net income from operations and an increase in accounts payable.

We have funded our cash needs from inception through September 30, 2000 with the assistance of family members.

Management believes that we do not need any additional capital to continue our current operations for the next 12 months. Our current business model should be able to sustain itself as it has in the past two years if the current revenue and cost structure remain at the similar level.

We will substantially rely on the existence of revenue from the product sales and from the projected revenues for our services. We project that we will have enough capital to fund our operations over the next 12 months.

On a long-term basis, liquidity is dependent on continuation and expansion of operations, receipt of revenues, additional infusions of capital and debt financing. We are considering launching a wide scale marketing and advertising campaign. Our current available capital and revenues are not sufficient to fund such a campaign. If we choose to launch such a campaign it well require substantially more capital. If necessary, we plan to raise this capital through an additional follow-on stock offering. The funds raised from this offering will be used to develop and execute the marketing and advertising strategy, which may include the use of television, radio, print and Internet advertising. However, there can be no assurance that we will be able to obtain additional equity or debt financing in the future, if at all. If we are unable to raise additional capital, our growth potential will be adversely affected. Additionally, we will have to significantly modify our plans. There are no lines of credit and capital expenditures at this time.

INDEX TO FINANCIAL STATEMENTS

Independent Auditor's Report                                               F-2

Balance Sheet at September 30, 2001 & 2002                                 F-3

Income Statement for the Year Ended September 30, 2001 & 2002              F-4

Statements of Cash Flows for the Year Ended September                      F-5
30, 2001 & 2002

Statement of changes in Shareholders' Equity for the                       F-6
Year Ended September 30, 2001 & 2002

Notes to The Financial Statements for the Year                             F-7
Ended September 30, 2001 & 2002

Item 7.  Financial Statements

                          INDEPENDENT AUDITORS' REPORT



                                             November 6, 2002


Telecom Communications, Inc.
827 South Broadway
Los Angeles, CA  90014-3201

I have audited the Balance Sheet of Telecom Communications Inc as of September 30, 2001 and 2002 and the related statements of income, cash flows, and changes in equity for the respective twelve months then ended. These financial statements are the responsibility of the management of the company. My responsibility is to express an opinion on them based on my audit.

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

Based on the results of my audit, I believe the financial statements referred to above presents fairly in all material respects, the financial position of Telecom Communications, Inc. as of September 30, 2001 and 2002, the results of its operations, cash flows, and changes in equity for the respective twelve months then ended in conformity with generally accepted accounting principles.

These financial statements have been prepared assuming that the company will continue as a going concern. As the company has operated well for eight years, this does not appear to be problem. However, the future is unpredictable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                   Very truly yours,


                                   Robert G. Ercek, CPA

                          TELECOM COMMUNICATIONS, INC.
                                  BALANCE SHEET
                            SEPTEMBER 30, 2001 & 2002



ASSETS. . . . . . . . . . . . . .               2001         2002
                                           ------------   -----------
CURRENT ASSETS
  Cash in Banks (Note 4). . . . .         $   25,920       $  33,905
  Inventory (Note 5). . . . . . .              4,000           4,000
                                           ----------      ----------
TOTAL CURRENT ASSETS. . . . . . .             29,920       $  37,905

PROPERTY & EQUIPMENT
  Equipment (Note 7). . . . . . .             7,450           7,450
  Less: Accumulated Depreciation.            (7,450)         (7,450)
                                           ----------      ----------
NET PROPERTY & EQUIPMENT. . . . .                 0               0

OTHER ASSETS. . . . . . . . . . .                 0               0
                                            ----------     ----------
TOTAL OTHER ASSETS. . . . . . . .                 0               0

TOTAL ASSETS. . . . . . . . . . .        $   29,920        $ 37,905
                                          ----------      ----------

LIABILITIES AND CAPITAL
- ---------------------------------
CURRENT LIABILITIES
   Inc. Tax Payable (Note 14) . .         $  21,026        $   4,032
                                          ----------      ----------
TOTAL CURRENT LIABILITIES . . . .            21,026            4,032

LONG TERM LIABILITIES . . . . . .                 0                0
   TOTAL LONG TERM LIABILITIES. .                 0                0
                                          ----------      ----------
   TOTAL LIABILITIES. . . . . . .            21,026            4,032
                                          ----------      ----------

CAPITAL STOCK
   10M Shares Issued Par .001 . .            10,000           10,000
   50,000 Shrs Issued @.50    . .                             25,000
   70M More Shares Common Auth. .                 0                0
   20M Shares Preferred Auth. . .                 0                0
   Additional Paid in Capital . .           (55,761)         (68,352)
   Retained Earnings. . . . . . .             54,665          67,225
                                           ----------      ----------
TOTAL CAPITAL/EQUITY. . . . . . .              8,894          33,873
TOTAL LIAB. & CAPITAL/EQU.. . .            $  29,920         $37,905
                                           ----------      ----------


                        SEE INDEPENDENT AUDITOR'S REPORT
            ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE STATEMENTS

                          TELECOM COMMUNICATIONS, INC.
                                INCOME STATEMENTS
              FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 2001 & 2002



INCOME (Note 2). . . . . . . . . . .           2001                 2002
- ------------------------------------  ------------------    -----------------
  Phone Calls. . . . . . . . . . . .  $    $151,836   23.0%     163,867    29.3%
  Lotto Tickets (Net). . . . . . . .          5,713    1.0        5,299     1.0
  Bus Tokens Sold. . . . . . . . . .        441,297   66.9      367,520    66.0
  Bus Passes Sold. . . . . . . . . .         43,018    6.5        6,488     1.1
  Checks Cashed (Net). . . . . . . .          9,346    1.4        8,805     1.5
  Money Grams (Net). . . . . . . . .          8,905    1.2        6,023     1.1
                                            -------             --------
   TOTAL INCOME. . . . . . . . . . .        660,115  100.0      558,002   100.0
                                            -------             --------

COST OF GOODS SOLD
  Phone Call Costs . . . . . . . . .         70,423   10.7        87,224   15.6
  Bus Token Costs. . . . . . . . . .        406,965   61.7       349,053   62.6
  Bus Pass Costs . . . . . . . . . .         41,316    6.3         6,215    1.1
                                            -------             --------
  TOTAL COST OF SALES. . . . . . . .        518,704   78.7       442,492   79.3
                                            -------             --------

  GROSS PROFIT . . . . . . . . . . .        141,411   21.3       115,510   20.7
                                           --------             --------

EXPENSES

   Gen. & Admin. Expenses. . . . . .         65,730    9.9        98,916   17.7
                                            -------              -------
   TOTAL G. & A. EXPEN.                      65,730    9.9        98,916   17.7
- ---------------------------------          ------              -------

OTHER INCOME (EXPENSES). . . . . . . . .          0                    0

  PRE-TAX INCOME . . . . . . . . . .         75,681   11.4        16,594    3.0
                                            -------             --------

INCOME TAX PROVISION

  Fed. Inc. Tax Provision. . . . . .         13,988    2.1         2,490    0.4
  St. Inc. Tax Provision . . . . . .          7,038    1.1         1,544    0.3
                                            -------              -------
  TOTAL INC. TAX PROV. . . . . . . .         21,026    3.2         4,034    0.7
                                            -------              -------

NET INCOME . . . . . . . . . . . . .  $    $ 54,655    8.2%       12,560    2.3%
                                           --------              -------

EPS (10,050,000 SHRS). . .  . . . . .  $        .01            $     .01
                                           ---------             -------


                        SEE INDEPENDENT AUDITOR'S REPORT
            ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE STATEMENTS

                          TELECOM COMMUNICATIONS, INC.
                             STATEMENT OF CASH FLOWS
              FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 2001 & 2002



                                                   2001       2002
                                              ----------  ---------
NET INCOME (LOSS). . . . . . . . . . . . . .  $ 54,655     $12,560

  Adjustment to Reconcile Net Income
  To net cash used in Operating Activities:

  Depreciation:. . . . . . . . . . . . . . .          0          0
  Increase in Other Current Assets . . . . .          0          0
  Increase in Other Assets . . . . . . . . .          0          0
  Increase in Accounts Receivable. . . . . .          0          0
  Increase in Accounts Payable . . . . . . .     21,026    (16,994)
                                              ----------  ---------

NET CASH FROM OPERATIONS . . . . . . . . . .     75,681     (4,434)

Cash Flows from Investing Activities . . . .          0          0

Changes in Capital Contributed. . . . . . .     (52,204)   (12,581)

Increase From Stock Issued
50,000 shrs @.50 per shr.                             0     25,000

Cash Flows from Financing Activities:. . .            0          0
                                              ----------  ---------

NET INCREASE (DECREASE) IN CASH. . . . . . .     23,477      7,985

BEGINNING CASH BALANCES 10/01/00 & 01 . . .      2,443      25,920
                                              ----------  ---------

CASH AT SEPTEMBER 30, 2001 & 2002. . . . . .   $ 25,920     33,905
                                              ----------  ---------


                        SEE INDEPENDENT AUDITOR'S REPORT
            ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE STATEMENTS

                         TELECOM COMMUNICATIONS, INC.
                  STATEMENT OF CHANGES IN SHAREHOLDERS'S EQUITY
              FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 2001 & 2002




                                                        2001         2002
                                                      ------  -------------


Beginning Balance                                         N/A       8,894

Income (Loss) For The Period . . . . . . . . . . . .   54,655      12,560


Less: Capital Reductions    . . . . . . . . . . . .   (52,204)    (12,581)

Issuance of Capital Stock. . . . . . . . . . . . . .   10,000      25,000

Adjustments for Stock Issuance . . . . . . . . . . .   (3,557)          0
                                                 ------------    ----------
Balance at Year End .                               $   8,894    $ 33,873
                                                  ============   ==========



                        SEE INDEPENDENT AUDITOR'S REPORT
            ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE STATEMENTS

NOTES TO THE FINANCIAL STATEMENTS
             FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 2001 and 2002

NOTE 1:  ABOUT THE COMPANY

Telecom Communications of America was founded as a sole proprietorship in 1995 by Michelle Hiromoto with the assistance and management of her father Tak Hiromoto. The purpose of the company was to provide low cost access to long distance carriers for individuals needing to call Latin and South America. The company operates on the Internet as opposed to using conventional long distance carriers to facilitate lower costs that are passed on to the customers. Many of the extra fees that are found in conventional long distance systems are avoided this way. In addition the company also provides various services such as check cashing, money wiring, the sale of bus tokens and passes, and tickets from California Lottery known as Lotto.

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

NOTE 9.   LOANS AND LEASES

Although no loans are outstanding, the Company does have a computer lease requiring a monthly payment of $911.00. This lease is good thru July 1, 2003. Although there is a purchase option at the end of the lease for $3,600 this is not small enough to be considered a bargain purchase option, which would require lease capitalization Statement No. 13 that requires capitalization and depreciation of certain leases. No capitalization of the lease will be done. The Company is also leasing its occupancy thru December 31, 2003. Both obligations are broken down as follows:



                         Computer Lease

     Balance on 07/01/2001 thru 09/30/2001              $      2,733
     Balance on 10/01/2001 thru 09/30/2002                    10,932
     Balance on 10/01/2002 thru 07/01/2003                     8,199
                                                         -----------
     Total                                              $     21,864
                                                         ===========


                         Occupancy Lease

     Balance  on  07/01/2001  thru  09/30/2001          $      5,400
     Balance  on  10/01/2001  thru  09/30/2002                22,300
     Balance  on  10/01/2002  thru  09/30/2003                23,500
     Balance  on  10/01/2003  thru  12/31/2003                 6,000
                                                         -----------
     Total                                              $     57,200
                                                         ===========

NOTE 10.   RELATED PARTY TRANSACTIONS

There have been no related party transactions.

NOTE 11.   LITIGATION

        Mas Financial Corp and Aaron Tsai filed a claim alleging breach of contract.


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

Item 8. Changes with and Disagreements with Accountants on Accounting and Financial Disclosure

NONE.

Item 9.  Directors and  Executive  Officers  of  the  Registrant

Identification of Directors and Executive Officers
- --------------------------------------------------

The board of directors shall consist of not less than one member nor more than five members. Each Director elected shall hold office until his successor is elected and qualified at annual meeting of the shareholders. The following persons are the Directors and Executive Officers of our Company.

Name                    Age     Position(s)
-----                   ---     -----------
Tak Hiromoto            61      President,  CEO  and  Director

Elizabeth Hiromoto      50      Secretary,  Treasurer  and  Director

Mervyn M.  Dymally      74      Director

Masato Saiki            74      Marketing Director


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

Mr.Masato Saiki has served as our Marketing Director since March 2001 on a part time basis. From March 1985 to January 1998, Mr. Saiki was the president and CEO of Rino Inc., an advertising Agency. From February 1998 to present, Mr. Saiki worked as an independent marketing consultant.

Term of Office
- --------------

The term of office of the current directors shall continue until new directors are elected or appointed.

Family Relationships
- --------------------

Mrs. Hiromoto is the wife of Mr. Tak Hiromoto.

Involvement in Certain Legal Proceedings
- ----------------------------------------

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

Compliance with Section 16(a) of the Exchange Act
--------------------------------------------------

                             Number of Shares
Name and Address               Beneficially        Percent of
of Beneficial Owner               Owned               Class
--------------------------  -------------------- --------------
Tak Hiromoto (1)                8,000,000            80.00%
President, CEO and
Director

Mark H. Rhynes (2)              1,000,000            10.00%

(1) The address for Tak Hiromoto is c/o Telecom Communications Inc., 827 S. Broadway, Los Angeles, CA 90014.

(2) The shares are held by Herman, Alexis & Co., Inc. Herman, Alexis & Co., Inc. is controlled by Mark H. Rhynes. The address for Herman, Alexis & Co., Inc. and Mark H. Rhynes is 555 West 5th Street, Floor 31, Los Angeles, CA 90013. Herman, Alexis & Co., Inc. verbally agreed to lock-up its shares for a period of one year from the date of this prospectus.




Item  10.  Executive  Compensation

The following table sets forth in summary form the compensation received during each of the Company's last three completed fiscal years by the President and Secretary/ Treasurer of the Company.

Summary Compensation Table

             Other    Restricted    Restricted
Name and. .  Fiscal   Annual        Compen-      Stock    LTIP     Stock
Position. .  Year     Salary        Bonuses      sation   Awards   Options   Bonuses
- -----------  -------  ------------  -----------  -------  -------  --------  -------
                         (1)           (2)      (3) (7)      (4)      (5)       (6)
             -------  ------------  -----------  -------  -------  --------  -------
Tak            2002   $     5,000
Hiromoto, .    2001   $     5,000          -0-      -0-      -0-       -0-       -0-
President &    2000   N/A                  -0-      -0-      -0-       -0-       -0-
Director. .    1999   N/A                  -0-      -0-      -0-       -0-       -0-
- -----------  -------  ------------  -----------  -------  -------  --------  -------
Elizabeth      2002   $    20,000
Hiromoto, .    2001   $    20,000          -0-      -0-      -0-       -0-       -0-
Secretary,.    2000   N/A                  -0-      -0-      -0-       -0-       -0-
Treas., Dir    1999   N/A                  -0-      -0-      -0-       -0-       -0-
- -----------  -------  ------------  -----------  -------  -------  --------  -------

(1) The dollar value of base salary represents annual salary.

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

Compensation of Directors
--------------------------

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

Termination of Employment and Change of Control Arrangement
------------------------------------------------------------

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

Indemnification  of  Officers  and  Directors
----------------------------------------------

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


Item  11.  Security  Ownership  of  Certain  Beneficial  Owners  and  Management

     (a)  Security  Ownership  of  Certain  Beneficial  Owners

The following Table sets forth the shares held by those persons who own more than ten percent of Telecom Communication's common stock as of February 5, 2002, based upon 10,000,000 shares outstanding.

                    Name and address of
Title  of  Class    beneficial owner       Number of shares   Percent of class
-----------------   -----------------     ------------------   ----------------


Common             Tak  Hiromoto                8,000,000             80%
                   827 S. Broadway
                   Los Angeles, CA 90014

Common             Mark     H.  Rhynes          1,000,000  (2)        10%
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

Item 12. Certain relationships and Related Transactions

Not Applicable.

Item 13.  Exhibits and Reports on Form  8-K

     (a) Financial Statements
1. The following financial statements of Telecom Communications are included in
Part II, Item 7: Independent Auditor's Report

Balance Sheet - September 30, 2002
Statements of Income - Years Ended
     September 30, 2002and 2001
Statements of Cash Flows - Years Ended
     September 30, 2002and 2001
Statements of Stockholders' Equity - Years Ended
     September 30, 2002and 2001
Notes to Financial Statements

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

          TELECOM COMMUNICATIONS, INC.

Date: November 12, 2002         By: /s/ Tak Hiromoto
                                --------------------
                                  Tak Hiromoto
                                CEO, President and Director

Date: November 12, 2002         By: /s/ Elizabeth Hiromoto
                                --------------------------
                               Elizabeth Hiromoto
                                Secretary, Treasurer and Director

                              ROBERT G. ERCEK, CPA
                            1756 West Ave. J-12 #107
                       Lancaster, CA 93534 (661)-726-9448


               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


I hereby consent to the use of this Registration Statement on Form 10-KSB of my report dated November 6, 2002 relating to the comparative financial statements of Telecom Communications, Inc. as of September 30, 2001 and 2002 respectively.


Date January 10, 2003                /s/ Robert G Ercek
Lancaster, California                -----------------------
                                     Robert G. Ercek,
                                     Certified Public Accountant