Form 10KSB/A
period 2001-09-30
TELECOM COMMUNICATIONS INC
filed 2003-01-22
CIK 1139570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                 For the fiscal period ended September 30, 2001

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

As of December 31, 2001, there were 10,050,000 common shares outstanding.

There is currently no market established for the Company's common stock.

Transitional Small Business Disclosure Format (check one): Yes [ ] No[X]

Number of shares of common stock outstanding as of December 31, 2002: 10,050,000

Number of shares of preferred stock outstanding as of December 31, 2001: None

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

We have only a limited operating history upon which you can evaluate our business and prospects. We have achieved limited profitability, and expect to continue to achieve limited profitability in the year 2001 and subsequent fiscal periods. We will need to significantly increase our revenues in order to achieve greater profitability, which may not occur. Even if we do achieve greater profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future. Total of 77% of our revenue have been generated from the sale of Lotto Tickets, Bus Tokens, Bus Passes, Check Cashing and Money Grams products and 23% for telecommunications business.

Telecom communications Inc is intended for people all ages and income levels who are interested in high quality telephone service at low rates. Typically, however, Latin immigrants who are interested in contacting their friends and relatives in their countries outside of the United States are the primary target audience.


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

We do not rely solely on customers visiting our telephone calling center. We also have 24 phone lines attached to our server which enables customers accessing our services using telephones away from our location by calling in to our telephone calling center. The 24 phones lines attached to our server allow 24 customers to call in at a given time. When one completes a call the phone line free up for another caller. In addition, the following products and services are also offered at our telephone calling center:

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

Governmental regulatory approaches and policies to Internet Access Providers and others that use the Internet to facilitate Data and Communication Transmissions are continuing to develop and in the future we could be exposed to regulation by the FCC or other Federal agencies or by State regulatory agencies or bodies. For example, the FCC has expressed an intention to consider whether to regulate providers of voice and fax service that employ the Internet or Internet Packet Switching as "Telecommunications Providers" even though Internet access itself would not be regulated. The FCC is also considering whether providers of Internet based telephone services should be required to contribute towards the Universal Service Fund, which subsidizes telephone service for rural and low income consumers, or should pay carrier access charges on the same basis as applicable to regulated telecommunications providers. Our business employs the Internet Packet Switching to provide voice services. Phone calls made through our computer server and Internet connection to a third party servers which provide the interconnection to their established network which enables telecommunications over Internet Protocol(IP) data networks using their software, hardware and related components.

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

Employees

We believe that the success of our business will depend, in part, on our ability to attract, retain and motivate highly qualified sales, technical and management personnel, and upon the continued service of our senior management personnel. As of the date of this registration statement, we have two full- time and three-part time employees. Two full-time employees are responsible for management and marketing, one part-time employee is responsible for book keeping and sales, two other part-time employees are responsible for sales and other day-to-day operations. The three part-time employees are sons and daughter of Mr.Tak Hiromoto and Mrs. Elizabeth Hiromoto. We consider our employee relations to be good and we have never experienced any work stoppages. We cannot assure you that we will be able to successfully attract, retain and motivate a sufficient number of qualified personnel to conduct our business in the future.

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



                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

Market Information

No public trading market currently exists for our common stock. We plan to apply to have our common stock traded on the NASD over-the-counter bulletin board. We cannot assure you that our stock will be traded on the NASD over-the-counter bulletin board, a trading market will ever develop or, if such a market does develop, that it will continue.

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

Recent Sales of Unregistered Securities

Not Applicable.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This periodic report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, result of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plan and objectives of management. Statements in this periodic report that are not historical facts are hereby identified as "forward-looking statements" for the purpose of the safe harbor provided by
Section 21E of the Exchange Act and Section 27A of the Securities Act.


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


Results of Operations
- ---------------------

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

Presently, the percentage of customers using our calling center versus using services from their resident is approximately 45% versus 55%. We anticipate that eventually 99% of calls will be made from our customers' residence due to convenience factor. The other 1% will be customers who have no phones in their homes. We sell prepaid cards to call from their residence.

The percentage of revenues will vary from day to day, month-to-month, year to year. One month we may have a large jackpot in Lotto, the amount of Lotto players will increase dramatically. Money wiring depends on economic condition. In good time people send more often. In bad time people send less often. This is also true of check cashing, money order, and telecom, etc.

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

Trends, Events, and Uncertainties

Demand for the Company's products will be dependent on, among other things, market acceptance of the Company's concept, the quality of its products and general economic conditions, which are cyclical in nature. Inasmuch as a major portion of the Company's activities is the receipt of revenues from the sales of its products, the Company's business operations may be adversely affected by the Company's competitors and prolonged recession periods.


Liquidity and Capital Resources

For the Year Ended September 30, 2001 and 2000.

Cash flows provided by operations were $75,981 for the year ended September 30, 2001 versus $90,062 in the comparable period in 2000. Cash flows from operating activities were primarily attributable to the net income from operations and an increase in accounts payable.

We have funded our cash needs from inception through September 30, 2000 with assistance family members. Management believes that we do not need any additional capital to continue our current operations for the next 12 months. Our current business model should be able to sustain itself as it has in the past two years if the current revenue and cost structure remain at the similar level.
We will substantially rely on the existence of revenue from the product sales and from the projected revenues for our services. We project that we will have enough capital to fund our operations over the next 12 months.

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

                     INDEX TO FINANCIAL STATEMENTS



Independent Auditor's Report                       F-2

Balance Sheet at September 30, 2000 & 2001         F-3

Income Statement for the Year Ended September 30,
2000 & 2001                                        F-4

Statements of Cash Flows for the Year Ended
September 30, 2000 & 2001                          F-5

Statement of changes in Owner's Equity for the
Year Ended September 30, 2000 & 2001               F-6

Notes to The Financial statements for the Year
ended September 30, 200 & 2001                     F-7

Item 7.  Financial Statements

                          INDEPENDENT AUDITORS' REPORT


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

                                   Very truly yours,

                                   Lancaster, CA
                                   Robert G. Ercek, CPA

                          TELECOM COMMUNICATIONS, INC.
                                  BALANCE SHEET
                            SEPTEMBER 30, 2000 & 2001


ASSETS. . . . . . . . . . . . . .              2000         2001
- ---------------------------------
CURRENT ASSETS
  Cash in Banks (Note 4). . . . .  $          2,443   $   25,920
  Inventory (Note 5). . . . . . .             4,000        4,000
                                   -----------------  -----------
TOTAL CURRENT ASSETS. . . . . . .             6,443   $   29,920

PROPERTY & EQUIPMENT
  Equipment (Note 7). . . . . . .             7,450        7,450
  Less: Accumulated Depreciation.            (7,450)    (  7,450)
                                   -----------------  -----------
NET PROPERTY & EQUIPMENT. . . . .                 0            0

OTHER ASSETS. . . . . . . . . . .                 0            0
                                   -----------------  -----------
TOTAL OTHER ASSETS. . . . . . . .                 0            0

TOTAL ASSETS. . . . . . . . . . .  $          6,443    $  29,920
                                   -----------------  -----------

LIABILITIES AND CAPITAL
- ---------------------------------
CURRENT LIABILITIES
   Inc. Tax Payable (Note 14) . .  $         27,398   $   21,026
                                   -----------------  -----------
TOTAL CURRENT LIABILITIES . . . .            27,398       21,026

LONG TERM LIABILITIES . . . . . .                 0            0
   TOTAL LONG TERM LIABILITIES. .                 0            0
                                   -----------------  -----------
   TOTAL LIABILITIES. . . . . . .            27,398       21,026
                                   -----------------  -----------

CAPITAL/EQUITY (Note 15)
   Beginning Capital. . . . . . .            17,781
   Less:  Withdrawals . . . . . .   (       101,400)
   Net Income . . . . . . . . . .            62,664
CAPITAL STOCK
   10M Shares Issued Par .001 . .                         10,000
   70M More Shares Common Auth. .                              0
   29M Shares Preferred Auth. . .                              0
   Additional Paid in Capital . .                     (   55,761)
   Retained Earnings. . . . . . .                         54,655
                                    ----------------  -----------
TOTAL CAPITAL/EQUITY. . . . . . .   (        20,955)       8,894
TOTAL LIAB. & CAPITAL/EQU.. . . .  $          6,443   $   29,920
                                   -----------------  -----------

                        SEE INDEPENDENT AUDITOR'S REPORT
            ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE STATEMENTS

                          TELECOM COMMUNICATIONS, INC.
                                INCOME STATEMENTS
              FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 2000 & 2001


INCOME (Note 2). . . . . . . . . . . . . 2000                      2001
- ------------------------------------------------------------------------------
Phone Calls. . . . . . . . . . . . .  $116,752    18.2%     $  151,836    23.0%
  Lotto Tickets (Net). . . . . . . .     7,885     1.2            5,713     1.0
  Bus Tokens Sold. . . . . . . . . .   403,292    62.8          441,297    66.9
  Bus Passes Sold. . . . . . . . . .    95,789    14.9           43,018     6.5
  Checks Cashed (Net). . . . . . . .     8,139     1.3            9,346     1.4
  Money Grams (Net). . . . . . . . .    10,163     1.6            8,905     1.2
                                          --------------------------------------
   TOTAL INCOME. . . . . . . . . . .   642,020   100.0          660,115   100.0
                                          --------------------------------------

COST OF GOODS SOLD
  Phone Call Costs . . . . . . . . .    44,426     6.9           70,423    10.7
  Bus Token Costs. . . . . . . . . .   365,230    56.9          406,965    61.7
  Bus Pass Costs . . . . . . . . . .    92,467    14.4           41,316     6.3
                                          -------------------------------------
  TOTAL COST OF SALES. . . . . . . .   502,123    78.2          518,704    78.7
                                          --------------------------------------

  GROSS PROFIT . . . . . . . . . . .   139,897    21.8          141,411    21.3
                                          --------------------------------------

EXPENSES

   Gen. & Admin. Expenses. . . . . .    49,835     7.8           65,730     9.9
                                          --------------------------------------
   TOTAL G. & A. EXPEN.                 49,835.    7.8           65,730     9.9
- ----------------------------------------  ------------------------------------

OTHER INCOME (EXPENSES). . . . . . .         0                        0

  PRE-TAX INCOME . . . . . . . . . .    90,062    14.0          75,681    11.4
                                          -------------------------------------

INCOME TAX PROVISION

  Fed. Inc. Tax Provision. . . . . .    19,022     3.0           13,988     2.1
  St. Inc. Tax Provision . . . . . .     8,376     1.3            7,038     1.1
                                          --------------------------------------
  TOTAL INC. TAX PROV. . . . . . . .    27,398     4.3           21,026     3.2
                                          --------------------------------------

NET INCOME . . . . . . . . . . . . .   $62,664     9.7%     $    54,655     8.2%
                                          --------------------------------------

EPS (10,000,000 SHRS). . . . . . . . . .  $        .01            $         .01
                                          --------------------------------------

                        SEE INDEPENDENT AUDITOR'S REPORT
            ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE STATEMENTS

                          TELECOM COMMUNICATIONS, INC.
                             STATEMENT OF CASH FLOWS
              FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 2000 & 2001

                                                     2000         2001
                                                     ----        -----



NET INCOME (LOSS). . . . . . . . . . . . . .  $    62,664   $   54,655

  Adjustment to Reconcile Net Income
  To net cash used in Operating Activities:

  Depreciation:. . . . . . . . . . . . . . .            0            0
  Increase in Other Current Assets . . . . .            0            0
  Increase in Other Assets . . . . . . . . .            0            0
  Increase in Accounts Receivable. . . . . .            0            0
  Increase in Accounts Payable . . . . . . .       27,398       21,026
                                              ------------  -----------

NET CASH FROM OPERATIONS . . . . . . . . . .       90,062       75,681

Cash Flows from Investing Activities . . . .            0            0

Change in capital contributed. . . . . . . .    ( 101,400)   (  52,204)


Cash Flows from Financing Activities:. . .              0             0
                                              ------------  -----------

NET INCREASE (DECREASE) IN CASH. . . . . . .   (   11,338)      23,477

BEGINNING CASH BALANCES 10/01/99 & 00. . . .       13,781        2,443
                                              ------------  -----------

CASH AT SEPTEMBER 30, 2000 & 2001. . . . . .  $     2,443   $  _25,920
                                              ------------  -----------




                        SEE INDEPENDENT AUDITOR'S REPORT
            ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE STATEMENTS

                                 TELECOM COMMUNICATIONS, INC.
                            STATEMENT OF CHANGES IN OWNER'S EQUITY
                     FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 2000 & 2001




                                                          2000          2001
                                                           ----          ----
Beginning Balance                                       $17,781           N/A

Income (Loss) For The Period . . . . . . . . . . . .     62,614        54,655



Change in Capital contributed . . . . . . . . . . .    (101,400)
(52,204)

Issuance of Capital Stock. . . . . . . . . . . . . .         00        10,000

Adjustments for Stock Issuance . . . . . . . . . . .         00    (    3,557)
                                                      ------------  ----------
  Balance at Year End .                                ($20,955)       $8,894
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

NOTE 8.   LIABILITIES

There are no loans outstanding and no material payables other than income taxes accrued.See Note 14.

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




                         Computer Lease

     Balance  on  07/01/2001  thru  09/30/2001          $      2,733
     Balance  on  10/01/2001  thru  09/30/2002                10,932
     Balance  on  10/01/2002  thru  07/01/2003                 8,199
                                                         -----------
     Total                                              $     21,864
                                                          ==========


                         Occupancy  Lease

     Balance  on  07/01/2001  thru  09/30/2001          $     5,400
     Balance  on  10/01/2001  thru  09/30/2002               22,300
     Balance  on  10/01/2002  thru  09/30/2003               23,500
     Balance  on  10/01/2003  thru  12/31/2003                6,000
                                                        -----------
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

Name                   Age        Position(s)
- ----                   ---        -----------
Tak Hiromoto           61        President, CEO and Director

Elizabeth Hiromoto     50        Secretary, Treasurer and Director

Robert K.  Yasui       39        Director

Mervyn M.  Dymally     74        Director

Masato Saiki           74        Marketing Director

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

Mr. Robert K. Yasui has served as our Director since December 2000. Mr. Yasui leads a group of seven attorneys with international experience in handling a variety of business transaction and litigation matters from 1995 to present.
Mr. Yasui specializes in corporate transactions including Real Estate - Secured Financing, commercial and large-scale residential acquisition and development, land use, leasing and brokerage matters, electronic entertainment licensing and publishing, film and media transactions as well as foreign investment in U.S. Real Estate and operating businesses. Mr. Yasui is serving as an outside counsel to a number of California corporations including corporations controlled by non-U.S. company and individuals.

Mr. Mervyn M. Dymally has served as our Director since December 2000. Mr. Dymally retired as a U.S. Congressman in 1992. He was an Assemblyman, Senator, and Lieutenant Governor of the state of California. From 1992 to present, Mr. Dymally is the President of Dymally International Group, Inc., a consulting and financial advisory firm in the United States. Mr. Dynally has skills in the areas of dispute resolutions and has successfully negotiated many peace agreements. He serves as an honorary consul for the Republic of Benin in California and is International Lobbyist for a number of countries including many African states.

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

(1) The address for Tak Hiromoto is c/o Telecom Communications Inc., 827 S. Broadway, Los Angeles, CA 90014

(2) The shares are held by Herman, Alexis & Co., Inc. Herman, Alexis & Co., Inc. is controlled by Mark H. Rhynes. The address for Herman, Alexis & Co., Inc. and Mark H. Rhynes is 555 West 5th Street, Floor 31, Los Angeles, CA 90013. Herman, Alexis & Co., Inc. verbally agreed to lock-up its shares for a period of one year from the date of this prospectus.

Item 10.  Executive Compensation

The following table sets forth in summary form the compensation received during each of the Company's last three completed fiscal years by the President and Secretary/Treasurer of the Company.

Summary Compensation Table



                       Other                             Restricted    Restricted
Name and. .   Fiscal   Annual                   Compen-    Stock       LTIP         Stock
Position. .   Year     Salary         Bonuses   sation     Awards      Options      Bonuses
----------    -------  ------------  --------- -------    -------      --------     -------
                         (1)           (2)      (3) (7)      (4)          (5)         (6)
               -------  ------------  --------  -------    -------     -----------   ------
Tak
Hiromoto, .    2001     $5,000        -0-        -0-         -0-           -0-         -0-
President.     2000      N/A          -0-        -0-         -0-           -0-         -0-
& Director.    1999      N/A          -0-        -0-         -0-           -0-         -0-
 -----------  -------  ------------  --------  -------    -------       --------     ------
Elizabeth
Hiromoto, .    2001     $20,000       -0-        -0-         -0-           -0-         -0-
Secretary,.    2000      N/A          -0-        -0-         -0-           -0-         -0-
Treas., Dir    1999      N/A          -0-        -0-         -0-           -0-         -0-
 -----------  -------  ------------  --------  -------    -------       --------     ------



(1) The dollar value of base salary represents annual salary during 2001.

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

(7) No other compensation.



Compensation of Directors

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



     (b) Security Ownership of Management

The following table sets forth the shares held by Telecom Communications, Inc.'s directors and officers as of February 5, 2002.

                     Name and address of
Title of Class       beneficial  owner     Number of shares   Percent of class
- ----------------     -----------------     ------------------   --------------


Common     Tak  Hiromoto                       8,000,000  (1)           80%
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

          TELECOM COMMUNICATIONS, INC.

Date: January 14, 2002               By: /s/ Tak Hiromoto
                                   --------------------
                                           Tak Hiromoto
                               CEO, President and Director

Date: January 14, 2002          By: /s/ Elizabeth Hiromoto
                              --------------------------
                                      Elizabeth Hiromoto
                       Secretary, Treasurer and Director

                              ROBERT G. ERCEK, CPA
                            1756 West Ave. J-12 #107
                       Lancaster, CA 93534  (661)-726-9448


               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


I hereby consent to the use of this Registration Statement on Form 10-KSB/A of My report dated December 26, 2001 relating to the comparative audited financial statements of Telecom Communications of America and Telecom Communications, Inc. as of September 30, 2000 and 2001 respectively.
11/29/02

Date January 10, 2003                 /s/ Robert G. Ercek
                                 ------------------------
Lancaster, California                    Robert G. Ercek,
                              Certified Public Accountant