Form 10-Q/A
period 2001-12-31
TELECOM COMMUNICATIONS INC
filed 2003-01-22
CIK 1139570

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


COMMISSION FILE NUMBER 333-62236


                          TELECOM COMMUNICATIONS, INC.
                          ----------------------------
       (Exact name of small business issuer as specified in its charter)

              Indiana                                         35-2089848
              --------                                        -----------
        (State or other jurisdiction of                      (IRS Employer
         incorporation or organization)                   identification No.)

                     827 S. Broadway, Los Angeles, CA 90014

                     --------------------------------------
                    (Address of principal executive offices)

                                 (213) 489-3486
                                 --------------
                          (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]


Number of shares of common stock outstanding as of May 18, 2002: 10,000,000

ITEM 1. FINANCIAL STATEMENTS

                          TELECOM COMMUNICATIONS, INC.
                                 BALANCE SHEETS
             AT DECEMBER 31, 2001(UNAUDITED) AND SEPTEMBER 30, 2001


(Unaudited)
                                        December 31,2001    September 30,2001
ASSETS
-------------------------------------

CURRENT ASSETS
-------------------------------------
  Cash in banks (Note 4) . . . . . .  $        20,451     $         25,920
  Inventory (Note 5) . . . . . . . .  $         4,000     $          4,000
  TOTAL CURRENT ASSETS . . . . . . .           24,451               29,920
                                             -----------         -----------

PROPERTY AND EQUIPMENT, NET. . . . .              -0-                  -0-
--------------------------------------
  TOTAL ASSETS . . . . . . . . . . .  $        24,451     $         29,920
- ------------------------------------
-----------------  -------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT
- ------------------------------------

CURRENT LIABILITIES
---------------------------------------
  Income taxes payable (Note 14) . . .$         3,813     $         21,026
  TOTAL CURRENT LIABILITIES. . . . . .          3,813               21,026

---------------------------------------
STOCKHOLDERS' EQUITY (NOTE 15)
---------------------------------------
Common stock ($.001 par value, 80,000,000 shares authorized:
10,000,000 issued and outstanding). .. . .. .  10,000               10,000


Preferred stock ($.001 par value, 20,000,000 shares authorized:
none issued and outstanding). . . . . . . . .      -0-                 -0-

Additional paid-in-capital . . . . . . . . .       -0-                 -0-
Retained earnings. . . . . . . . . . . . . .    10,638              (1,106)
TOTAL STOCKHOLDERS' DEFICIT. . . . . . . . .    20,638               8,894

-------------------------------------

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT. . . . . . . . . . . $   24,451        $       29,920

-------------------------------------




    The accompanying notes are an integral part of these financial statements

                          TELECOM COMMUNICATIONS, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000


                                                            2001          2000

INCOME (NOTE 2):
----------------------------------
  Phone calls . . . . . . . . .                     $    31,123   $    22,622
  Lotto tickets (net) . . . . .                           1,806         1,749
  Bus tokens. . . . . . . . . .                          98,193       110,464
  Bus passes. . . . . . . . . .                           2,084        15,207
  Checks cashed . . . . . . . .                           2,251         2,250
  Money grams . . . . . . . . .                           1,495         1,085
  TOTAL . . . . . . . . . . . .                     $   136,952   $   153,377
                                                    ------------  ------------

COST OF GOODS SOLD
- ---------------------------------
  Phone call costs. . . . . . .                           15181         10368
  Bus token costs . . . . . . .                           89445         97967
  Bus pass costs. . . . . . . .                            1998         14371
  TOTAL COST OF SALES . . . . .                          106624        122706
                                                    ------------  ------------
  GROSS PROFIT. . . . . . . . . .                   $    30,328   $    30,671
                                                     ------------  ------------
OPERATING EXPENSES:
- ---------------------------------
  General and administrative. . .                   $    14,814   $    12,152
  TOTAL EXPENSES. . . . . . . . .                        14,814        12,152
                                                    ------------  ------------
  OPERATING INCOME. . . . . . . .                        15,514        18,519
                                                    ------------  ------------
  INCOME TAX (PROVISION) BENEFIT.                        (3,770)       (6,527)
                                                    ------------  ------------
  NET INCOME. . . . . . . . . . .                    $    11,744   $    11,992
                                                    ============  ============
  Net income per common share
  basic & fully diluted . . . . .                   $        **   $        **
                                                    ============  ============
  Weighted average common
  shares outstanding. . . . . . .                     10,000,000    10,000,000
                                                    ============  ============
  **Less than $.01




    The accompanying notes are an integral part of these financial statements

                          TELECOM COMMUNICATIONS, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000


                                                             2001       2000
                                                            ------     ------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
Net income                                                 $11,744    $11,992
Adjustments to reconcile net income to net
cash used in operating activities:
Common stock issued for services                               -0-        -0-
(Decrease) in operating liabilities:
Income taxes payable                                       (17,213)     6,527
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES                                        (5,469)    18,519
                                                            ---------  ---------
CASH FLOWS FROM FINANCIANG ACTIVITIES:
- -------------------------------------------
Shareholder distributions                                     -0-     (20,203)
NET CASH USED IN FINANCING
ACTIVITIES                                                    -0-     (20,203)
                                                           ---------  ---------
NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS                                   (5,469)    (1,684)
                                                            ---------  ---------
CASH AND CASH EQUIVALENTS:
- -------------------------------------------
Beginning of period                                          25,920      2,443
End of period                                               $20,451    $  759
                                                           ---------  ---------


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

Except for check cashing, all transactions are done on a cash basis with fixed prices made clear to the buyer prior to the transaction. All products are paidf or immediately upon receipt or completion of phone calls. All monies received are not refundable. EITF 99-19 requires that sales recognized on a gross basis be for an item or service where the merchant takes total risk for the product or service as opposed to an agent relationship wherein earnings are simply a commission received as a representative who bears no risk. Phone calls, Bus Passes, and Tokens, are reported at gross while Lotto Tickets, Money Grams and Check Cashing are reported at net. Checks cashed are limited to local individuals known by the owners as local employees with two types of I.D. required. On one occasion $5,000 worth of checks did bounce which were later determined to be counterfeit.

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

The following represents the calculation of earnings per share:

                                   For the three months ended
                                            December 31,
BASIC & DILUTED*                        2001          2000
- ------------------                  ------          ----

Net income                         $  11,744     $  11,992

Less- preferred stock dividends           --            --
                                  -----------   -----------
Net  income                        $  11,744     $  11,992

Weighted average number
of common shares                  10,000,000    10,000,000
                                -------------  -----------

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


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
- --------

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

DESCRIPTION OF BUSINESS
- -----------------------

Business Development
- --------------------

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

Overview
---------

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

Additional costs for Traditional long distance charges:

  MCI 7 Cents anytime residential plan                     $ 6.95
  12% Federal Excise Tax                                     1.32
  40% State & Local Taxes                                    4.36
  .004% Federal, State & Local Surcharges                    0.04
  25% Federal Universal Service Fee                          2.61
  .23% CA High cost Fund-B Surcharges                        0.25
  .005% CA Universal Life Tel Service Surcharge              0.05
  .003% CA Relay Service and Communication Device Fund       0.03
  .006% CA 911 Local                                         0.07
 --------------------                                      --------
                                           TOTAL           $15.68

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

We have only a limited operating history upon which you can evaluate our business and prospects. We have achieved limited profitability, and expect to continue to achieve limited profitability in the year 2001 and subsequent fiscal periods. We will need to significantly increase our revenues in order to achieve greater profitability, which may not occur. Even if we do achieve greater profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future. A total of 77% of our revenue have been generated from the sale of Lotto Tickets, Bus Tokens, Bus Passes, Check Cashing and Money Gram products constitute 77% of and 23% for Telecommunications. Telecom Communications Inc is intended for people of all ages and income levels who are interested in high quality telephone service at low rates. Typically, however, Latin immigrants who are interested in contacting their friends and relatives in countries outside of the United States are the primary target audience.

Industry Background
---------------------

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

The technology by which Internet phone calls are made is also more cost-effective than the technology by which traditional long distance calls are made. he growth of Internet telephony has been limited to date due to poor sound quality attributable to technological issues such as delays in packet transmission and network capacity limitations. However, recent improvements in packet-switching technology, new software algorithms and improved hardware have substantially reduced delays in packet transmissions.

Products and Services
- ---------------------

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

We do not rely solely on customers visiting our telephone calling center.
We also have 24 phone lines attached to our server which enables customers accessing our services using telephones away from our location by calling in to our telephone calling center. The 24 phones lines attached to our server allow 24 customers to call in at a given time. When one caller complete a call the phone line free up for another caller. In addition, the following products and services are also offered at our telephone calling center:

     * Money wiring service
     * Check cashing
     * Sales of Lotto tickets
     * Automatic Telling Machine (ATM)
     * Faxing services
     * Sales of telephone cards

RESULTS OF OPERATIONS
------------------------

Sales

Revenues were $136,952 for the three months ended December 31, 2001, versus $153,377 for the three months ended December 31, 2000, a decrease of $16,425 or 11%. The decrease in sales for the first three months was primarily due to the Company's focus on marketing higher margin products and growing brand awareness. Average selling prices remained fairly constant and gross margins increased from20% to 22%. Presently, the percentage of customers using our calling center versus using services from their resident is approximately 45% versus 55%. We anticipate that eventually 99% of calls will be made from our customers' residence due to convenience factor. The other 1% will be customers who have no phones in their homes. We sell prepaid cards to call from their residence. The company's focus on brand name recognition tends to have particularly heavy customer service requirements. Because we anticipate growth in our subscriber base, we provide discount to new subscribers and referral bonuses to existing subscribers for their loyalty for referring new subscribers to the company. We expect a reduction in revenue to be short term. We believe that establishing and maintaining a brand and name recognition is critical for attracting and expanding our targeted client base and that importance of reputation and name recognition will increase as competition in the internet telephone market increases. From time to time we have promotional prices to attract clients through marketing which lead to a reduction in revenue.

Expenses

Total expenses were $14,814 for the three months ended December 31, 2001, versus
 $12,152 for the three months ending December 31, 2000, an increase of $2,662 or 22%. The Company realized a slight increase in its total expenses due to its effort to gain active trading status on the Over-the-Counter Bulletin Board (OTCBB). Since became a fully reporting company, in addition to our management time, which can be considerable, there are additional expenses relating to being a public company. The cost of printing and distribution of prospectus, preparation of SEC filing; review of financial statements by C.P.A.; and filing on EDGAR which all contributed to the 22% increase of expenses.



Liquidity and Capital Resources

On December 31, 2001, the Company had cash of $20,451 and working capital of $20,638. This compares with cash of $759 and a working capital deficit of $1,570 at December 31, 2000. The increase in working capital was due to an increase in cash and decrease in income taxes payable. The increase in cash was generated from sale of stock. There are no line of credit and capital expenditures at this time.

Net cash used in operating activities was $5,469 for the three months ended December 31, 2001 as compared with net cash provide by operating activities of $18,519 for the three months ended December 31, 2000. The difference in 2001 was primarily attributed to a $17, 213 change in income taxes payable during 2001.

Cash provided by financing activities totaled $-0- for the three months ended December 31, 2001 as compared with net cash used in financing activities of $20,203 for the three months ended December 31, 2000. Cash used in financing activities during 2000 consisted solely of shareholder distributions.

PART II. OTHER INFORMATION
- --------------------------
Item 1. Legal Proceedings

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

a) Exhibits
- -----------

None.


b) Reports on Form 8-K
- ----------------------

None.

                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              TELECOM COMMUNICATIONS, INC.


                              /s/ Tak Hiromoto
                              ----------------
Date: January 10, 2003           Tak Hiromoto
                                 President and Director