Form 10-Q
period 2002-12-31
TELECOM COMMUNICATIONS INC
filed 2003-02-21
CIK 1139570

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB

[X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended December 31, 2002

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number of shares of common stock outstanding as of December 31, 2002:10,050,000

ITEM 1. FINANCIAL STATEMENTS



                          TELECOM COMMUNICATIONS INC.
                                 BALANCE SHEETS
              AT December 31, 2002 (UNAUDITED) AND SEPTEMBER 30, 2002


                                             (Unaudited)
                                        December 31, 2002    September 30, 2002

ASSETS
---------------------------------
Current Assets
---------------------------------

Cash in banks (note 4)                         $  17,532             $ 33,905
Inventory (note 5)                                 4,000                4,000
TOTAL CURRENT ASSETS                              21,532
37,905
                                                --------             ----------

PROPERTY AND EQUIPMENT, NET                           0                     0
---------------------------------------
TOTAL ASSETS                                   $  21,532             $ 37,905
                                                =========            ==========

LIABILITIES & STOCKHOLDERS' EQUITY
---------------------------------------
CURRENT LIABILITIES
----------------------------------------
Income taxes payable (note 14)                  $ 1,631             $   4,032
                                                --------             ---------
TOTAL CURRENT LIABILITIES                         1,631                 4,032
                                                --------            ----------

STOCKHOLDERS' EQUITY (NOTE 15)
-----------------------------------------
COMMON STOCK ($.001 PAR VALUE,80,000,000
SHARES AUTHORIZED:
10,000,000 ISSUED AND OUTSTANDING)             $ 10,000             $ 10,000

Preferred stock ($.001 par value, 20,000,000
shares authorized                                     0                    0
non issued and outstanding)

additional paid-in-capital                            0               25,000

Retained earnings                              $(61,232)            $(68,352)

TOTAL STOCKHOLDERS' EQUITY                       71,133               67,225

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                           $ 21,532             $ 37,905
                                              =========             =========

                          TELECOM COMMUNICATIONS INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
           FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 & 2001


                            Three Months Three Months
                                   Ended Ended
                       DECEMBER 31, 2002 DECEMBER 31, 2001

INCOME (NOTE 2):
------------------
Phone calls              $    42,179      $  31,123
Lotto tickets (net)              402          1,806
Bus tokens                    79,550         98,193
Bus passes                       795          2,084
Checks cashed (net)            1,564          2,251
Money Grams (net)                857          1,495
                            ----------   ------------
TOTAL                        125,887        136,952
                            ----------   ------------
COST OF GOODS SOLD
------------------

Phone call costs              26,699         15,181
Bus token costs               79,953         89,445
Bus pass costs                   754          1,998
TOTAL COST OF SALES          100,406        106,624
                           ----------     -----------
GROSS PROFIT              $   25,481     $   30,328
                           ----------     -----------

OPERATING EXPENSES:
------------------

General & administrative  $   19,942     $    14,814
TOTAL EXPENSES                19,942          14,814
                            ---------      -----------

OPERATING INCOME               5,539          15,514
                             ---------      -----------

INCOME TAX (PROVISION)
BENEFIT                        1,631           3,813
                            -----------     -----------
NET INCOME                $    3,908    $     11,701
                            -----------     -----------
Net income per common share
basic & fully diluted     $       **     $        **
                            -----------     -----------
Weighted average common
shares outstanding         10,050,000      10,050,000
                            -----------     -----------

** Less than $.01

                          TELECOM COMMUNICATIONS INC.
                      STATEMENT OF CASH FLOWS (UNAUDITED)
                FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001

CASH  FLOWS FROM OPERATING ACTIVITIES:                    2002           2001
--------------------------------------------------------------------------------
Net income                                               $3,908       $11,744
Adjustments to reconcile net income to net
cash used in operating activities:
Common stock issued for services                              0             0
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses                    11,181       (17,213)
                                                    -----------   ------------

NET CASH PROVIDED BY (USED IN)
Operating activities                                     15,089       (5,469)
------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------

SHAREHOLDER DISTRIBUTIONS                                     0            0

Net cash used in financing activities                         0            0
Net cash used in investing activities
Net increase (decrease) in cash and cash equivalents      15,089      (5,469)

CASH AND CASH EQUIVALENTS:
------------------------------------

Beginning of period                                        2,443      25,920
                                                    -------------  -----------
ENDING CASH BALANCE                                     $ 17,532      $ 20,451
                                                     -------------  -----------

                          TELECOM COMMUNICATIONS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 (UNAUDITED)

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to fairly present the company's financial position at DECEMBER 31, 2002, the results of operations for the three months periods ended DECEMBER 31, 2002 and 2001, and cash flows for the three months ended DECEMBER 31, 2002 and 2001. The results for the period ended DECEMBER 31, 2002, are not necessarily indicative of the results to be expected for the entire fiscal year ending SEPTEMBER 31, 2003.



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

NOTE 11. LITIGATION

Mas Financial Corp. and Aaron Tsai filed a lawsuit against the Company in August, 2002 in the Vanderburgh County alleging breach of contract. The Comany and its counsel believe that the suit is without merit and immaterial. The suit is being strongly contested and counterclaim was filed on October 15, 2002 against Aaron Tsai alleging fraud and breach of contract.

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

The following represents the calculation of earnings per share:

                           For the three months ended
                                      DECEMBER 31

BASIC & DILUTED*                 2002            2001
----------------                -------         -------
Net income                      $3,908          $11,701

Less preferred stock dividends      --              --
Net income                      $3,908          $11,701

Weighted average number
of common shares              10,050,000     10,050,000
                              ----------     ----------

Basic & diluted earnings per share
                              $   **            $   **
                              =========         =========

*There were no common stock equivalents for either period presented. ** Less than $.01




NOTE 18. DEFERRED TAXES

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

RESULTS OF OPERATIONS

Net Income

The Company had a net income of 3,908 for the three months ended DECEMBER 31, 2002 versus a net income of $11,701 for the same period ended DECEMBER 31, 2001, a decrease of 7,793. The change in net income for the period was primarily attributable to an increase in general and admistrative expenses of $5,128.


Sales

Revenue was $125,887 for the three months ended DECEMBER 31, 2002, versus $136,952 for the three months ended DECEMBER 31, 2001, a decrease of $11,065 or 8%. The decrease in sales for the first three months was primarily due to the Company's focus on marketing higher margin products and growing brand awareness with promotional prices for both exsisting and new customers which lead to a reduction in revenue.

Expenses

Total expenses were $19,942 for the three months ended DECEMBER 31, 2002, versus $14,814 for the three months ended DECEMBER 31, 2001. Since the Company became fully reporting, in addition to our managing time which can be considerable, there are additional expenses relating to being a public company.

Liquidity and Capital Resource

On DECEMBER 31, 2002, the Company had cash of $17,532. This compares with cash of $20,451 on DECEMBER 31, 2001. Cash provided by financing activities totaled $ 0 for the three months ended DECEMBER 31, 2002.

There are no line of credit and capital expenditures at this time.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, duly authorized

TELECOM COMMUNICATIONS, INC


SIGNATURE                      TITLE                                DATE
------------------           ----------                          --------

/s/ Tak Hiromoto           President                      February 20, 2003
-------------------
Tak Hiromoto

                              ROBERT G. ERCEK, CPA
                            1756 West Ave. J-12 #107
                       Lancaster, CA 93534 (661) 726-9448


               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

I here by consent to the use of this Registration statement on Form 10QSB of my report dated January 23, 2003 relating to the comparative financial statements
of Telecom Communications Inc. as of December 31, 2001 and 2002   respectively.



Dated February 17, 2003                     Robert G.  Ercek
Lancaster, California                      /s/: Robert G. Ercek
                                          -------------------------
                                           Certified Public Accountant

CERTIFICATIONS

I, Tak Hiromoto, the Chief Executive Officer of Telecom Commnuications, Inc.
        certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Telecom Commnuications, Inc. ;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 20, 2003

                                      /s/ Tak Hiromoto
                                      --------------------------------------
                                      Tak Hiromoto, Chief Executive Officer
                                       and Principle Accounting Officer