Form 10-Q/A
period 2002-12-31
TELECOM COMMUNICATIONS INC
filed 2003-02-25
CIK 1139570

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

                      TELECOM COMMUNICATIONS INC
                             FORM 10-QSB
                                INDEX



PART I. FINANCIAL INFORMATION

      Item 1. Financial Statements


      Balance Sheets

      December 31, 2002 (Unaudited) and September 30, 2002 -----3-4

      Statement of Operations (Unaudited)

      For the Three Months Ended December 31, 2002 and 2001 ----4-5

      Statement of Cash Flows (Unaudited)

      For the Three Months Ended December 31, 2002 and 2001  ---5-9

      Notes to Consolidated Financial Statements

      Item 2. Management's Discussion and Analysis and Plan of
      Operation------------------------------------------------9-15




PART II. Other Information


      Item 1. Legal Proceedings --------------------------------- 15

      Item 2. Changes in Securities and Use of Proceeds ----------16

      Item 3. Defaults Upon Senior Securities --------------------16

      Item 4. Submission of Matters to a Vote of Security Holders 16

      Item 5. Other Information ----------------------------------16

      Item 6. Exhibits and Reports on Form 8-K -------------------16

      Signatures ----------------------------------------------17-18

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

NOTE 11. LITIGATION

Mas Financial Corp. and Aaron Tsai filed a lawsuit against the Company in August, 2002 in the Vanderburgh County alleging breach of contract. The Company and its counsel believe that the suit is without merit and immaterial. The suit is being strongly contested and counterclaim was filed on October 15, 2002 against Aaron Tsai alleging fraud and breach of contract.

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

NOTE 19. SEGMENT REPORTING

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

RESULTS OF OPERATIONS

Net Income

The Company had a net income of 3,908 for the three months ended DECEMBER 31, 2002 versus a net income of $11,701 for the same period ended DECEMBER 31, 2001, a decrease of 7,793. The change in net income for the period was primarily attributable to an increase in general and administrative expenses of $5,128.


Sales

Revenue was $125,887 for the three months ended DECEMBER 31, 2002, versus $136,952 for the three months ended DECEMBER 31, 2001, a decrease of $11,065 or 8%. The decrease in sales for the first three months was primarily due to the Company's focus on marketing higher margin products and growing brand awareness with promotional prices for both existing and new customers which lead to a reduction in revenue.

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

PART II

Item 1.  Legal Proceedings

Mas Financial Corp and Aaron Tsai filed a claim against us in August, 2002, in the Vanderburgh Circuit Court, County of Vanderburgh, State of Indiana, alleging breach of contract. The Company and its counsel believe that the claim is without merit, and are vigorously defending against this claim. We executed the Consulting Agreement in reliance upon fraudulent misrepresentation made by Mas and its parties.
We filed a counterclaim against Aaron Tsai for fraud and breach of contract.


Item 2.  Changes in Securities and Use of Proceeds
None.



Item 3. Defaults upon Senior Securities
None.

Item 4. Submission of Matter to a Vote of Security Holder
No matter was submitted to a vote during the year.


Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

Market Information

Public trading market currently exists for our common stock. On December 21, 2002 the Company's stock became eligible to be listed on the Over-the Counter Bulletin Board under the symbol "TCOM". We cannot predict whether a more active market will develop in the future. In the absence of an active trading market: investor may have difficulty buying and selling or obtaining market quotations, visibility for our common stock may be limited and; a lack of visibility of our stock may have a depressive effect on the market price for our common stock.


Item 6.  Exhibits and Reports on Form 8-K
(a)       Exhibits
 Consent of Auditor

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

TELECOM COMMUNICATIONS, INC


SIGNATURE                      TITLE                                DATE
------------------           ----------                          --------

/s/ Tak Hiromoto           CEO, President and Director      February 20, 2003
-------------------
Tak Hiromoto



/s/ Elizabeth Hiromoto    Secretary, Treasurer and director February 20, 2003
-----------------------
Elizabeth Hiromoto

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



Dated February 17, 2003                     Robert G.  Ercek
Lancaster, California                      /s/: Robert G. Ercek
                                          -------------------------
                                           Certified Public Accountant

CERTIFICATIONS

I, Tak Hiromoto, the Chief Executive Officer of Telecom Communications, Inc.
        certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Telecom Communications, Inc. ;

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