Form 10KSB/A
period 2002-09-30
TELECOM COMMUNICATIONS INC
filed 2003-04-01
CIK 1139570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB/A


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

Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or an amendment to this Form 10-KSB. []

State issuer's net revenues for its most recent fiscal year: $660,115

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

Illustration:  (based on telephone services in our area)

Our cost per minute = 9.5
Traditional phone services cost per minute = 7 cents (without basic fees)

Assumptions:  Residential long distance charge for the month is $10.78
        For 154 minutes (domestic call). Customer is using plans such as MCI 7 cents anytime residential plan.

Additional costs for Traditional long distance charges:

   MCI 7 Cents anytime residential plan                  $ 6.95
   12% Federal Excise Tax                                  1.32
   40% State & Local Taxes                                 4.36
  .004% Federal, State & Local Surcharges                  0.04
   25% Federal Universal Service Fee                       2.61
  .23% CA High cost Fund-B Surcharges                      0.25
  .005% CA Universal Life Tel Service Surcharges           0.05
  .003% CA Relay Service and Communication Device Fund     0.03
  .006% CA 911 Local                                       0.07
   -----------------                                    --------
               TOTAL                                     $15.68

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

We intend to expand our business through acquisitions. Currently, we have one telephone call center with one server located in Los Angeles, California


A total of 71% of our revenue has been generated from the sale of Lotto Tickets, Bus Tokens, Bus Passes, Check Cashing and Money Gram products and 29% for telecommunications business.

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

Item 3.  Legal Proceedings

Mas Financial Corp and Aaron Tsai filed a claim against us in August, 2002 in the Vanderburgh Circuit Court, County of Vanderburgh, State of Indiana alleging breach of contract. The Company and its counsel believe that the claim is without merit and immaterial, and are vigorously defending against this claim. The company executed the Consulting Agreement in reliance upon the fraudulent misrepresentations made by Mas Financial Corp. and its parties. The company is seeking relief to rescind the Consulting Agreement and to have restored to us of all sum paid by us to Mas parties as consideration under the Consulting Agreement. We filed a counterclaim against Aaron Tsai for fraud and breach of contract.



Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

No matter was submitted to a vote during the year.



                                     PART II


Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

Market Information

Our common stock is currently traded on a limited basis on the Over-the Counter Bulletin Board under the symbol "TCOM". The quotation of our common stock on the OTCBB does not assure that a meaningful, consistent and liquid trading market currently exists. We cannot predict whether a more active market for our common stock will develop in the future. In the absence of an active trading market: . Investors may have difficulty buying and selling or obtaining market quotations; .. Market visibility for our common stock may be limited; and . A lack of visibility of our common stock may have a depressive effect on the market
  Price for our common stock.

As of the date of this report , the number of holders of our common stock was approximately 153.

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

Results of Operations

For the Years Ended September 30, 2002 and 2001.

Sales

Revenues for the year ended September 30, 2002 were $558,002 versus $660,115 in revenues for the year ended September 30, 2001, a decrease of $102,113 or 15%. The company's focus on brand name recognition tends to have particularly heavy customer service requirements. Because we anticipate growth in our subscriber base, we provide discount to new subscribers and referral bonuses to existing subscribers for their loyalty for referring new subscribers to the company. We expect a reduction in revenue to be short term. We believe that establishing and maintaining a brand and name recognition is critical for attracting and expanding our targeted client base and that importance of reputation and name recognition will increase as competition in the internet telephone market increases. From time to time we have promotional prices to attract clients through marketing which lead to a reduction in revenue. We expect our future revenue from our VIOP will increase while other products will remain constant.

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

Expenses

Total expenses for the year ended September 30, 2002 were $98,916 versus $65,730 in the comparable year in 2001, an increase of $33,186 or 33%. This was primarily attributable to an increase in general and administrative expenses for the year. Printing and engraving expenses, legal fees and expenses, Auditors' fees and expenses and Transfer Agent and registrar fees.

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

Seven years after Congress passes a landmark law restructuring the phone business, hope for the beleaguered telecommunications industry may lie less in federal regulation than in two fast-growing technologies: wireless computer network and Internet Telephony. Expert says wireless data network and Internet Telephony could carry as much as 30% of domestic voice traffic and more than 50% of international traffic within three to seven years.
Internet Telephony accounts for more than 10% of international voice traffic with about 18 billion minutes at the end of 2001, according to research firm Telegeography. These technologies don't require that a company have billions of dollars in order to compete. With voice over IP, we only need to have one hosting center for the entire U.S. We project that revenue for the Company's VOIP will at least triple within two years after successful fund raising.

INDEX TO FINANCIAL STATEMENTS

Independent Auditor's Report ...........................................F-2

Balance Sheet at September 30, 2001 & 2002 .............................F-3

Income Statement for the Year Ended September 30, 2001 & 2002 ..........F-4

Statements of Cash Flows for the Year Ended September
30, 2001 & 2002  .......................................................F-5

Statement of changes in Shareholders' Equity for the
Year Ended September 30, 2001 & 2002 ...................................F-6

Notes to The Financial Statements for the Year
Ended September 30, 2001 & 2002 ...................................... F-7

Item 7.  Financial Statements


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



                                   Very truly yours,


                                   Robert G. Ercek, CPA

                          TELECOM COMMUNICATIONS, INC.
                                  BALANCE SHEET
                            SEPTEMBER 30, 2001 & 2002



ASSETS. . . . . . . . . . . . . .       2001        2002
- ---------------------------------
CURRENT ASSETS
  Cash in Banks (Note 4). . . . .  $   25,920   $  33,905
  Inventory (Note 5). . . . . . .       4,000       4,000
                                   ----------  ----------
TOTAL CURRENT ASSETS. . . . . . .      29,920   $  37,905

PROPERTY & EQUIPMENT
  Equipment (Note 7). . . . . . .      7,450       7,450
  Less: Accumulated Depreciation.     (7,450)     (7,450)
                                   ----------  ----------
NET PROPERTY & EQUIPMENT. . . . .          0           0

OTHER ASSETS. . . . . . . . . . .          0           0
                                   ----------  ----------
TOTAL OTHER ASSETS. . . . . . . .          0           0

TOTAL ASSETS. . . . . . . . . . .  $   29,920    $ 37,905
                                   ----------  ----------

LIABILITIES AND CAPITAL
- ---------------------------------
CURRENT LIABILITIES
   Inc. Tax Payable (Note 14) . .  $  21,026    $   4,032
                                   ----------  ----------
TOTAL CURRENT LIABILITIES . . . .     21,026        4,032

LONG TERM LIABILITIES . . . . . .      1,000        1,000
OFFICER'S LOAN                     ----------   ---------
TOTAL LONG TERM LIABILITIES. .         1,000        1,000
                                   ----------  ----------
 x   TOTAL LIABILITIES. . . . . . .   22,026        5,032
                                   ----------  ----------

CAPITAL STOCK
   10M Shares Issued Par .001 . .     10,000       10,000
   50,000 Shrs Issued @.50    . .                  25,000

   Additional Paid in Capital . .    (55,761)     (68,352)
   Retained Earnings. . . . . . .     53,665       66,225
                                   ----------  ----------
TOTAL CAPITAL/EQUITY. . . . . . .      7,894       32,873
TOTAL LIAB. & CAPITAL/EQU.. . .    $  29,920      $37,905
                                   ----------  ----------

                        SEE INDEPENDENT AUDITOR'S REPORT
            ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE STATEMENTS

                            TELECOM COMMUNICATIONS, INC.
                                 INCOME STATEMENTS
               FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 2001 & 2002



INCOME (Note 2). . . . . . . . .  . .           2001               2002
- -------------------------------------  ---------------------------------------
  Phone Calls. . . . . . . . . .  . .  $    $151,836   23.0%    163,867    29.3%
  Lotto Tickets (Net). . . . . .  . .          5,713    1.0       5,299     1.0
  Bus Tokens Sold. . . . . . . . . .         441,297   66.9     367,520    66.0
  Bus Passes Sold. . . . . . . . . .          43,018    6.5       6,488     1.1
  Checks Cashed (Net). . . . . . . .           9,346    1.4       8,805     1.5
  Money Grams (Net). . . . . . . . .           8,905    1.2       6,023     1.1
                                        -------------            --------
   TOTAL INCOME. . . . . . . . . . .         660,115  100.0     558,002   100.0
                                       -------------            --------

COST OF GOODS SOLD
  Phone Call Costs . . . . . . . . .          70,423   10.7       87,224   15.6
  Bus Token Costs. . . . . . . . . .         406,965   61.7      349,053   62.6
  Bus Pass Costs . . . . . . . . . .          41,316    6.3        6,215    1.1
                                       -------------            --------
  TOTAL COST OF SALES. . . . . . . .         518,704   78.7      442,492   79.3
                                       -------------            --------

  GROSS PROFIT . . . . . . . . . . .         141,411   21.3      115,510   20.7
                                       -------------            --------

EXPENSES

   Gen. & Admin. Expenses. . . . . .          66,730     9.9      98,916   17.7
                                       -------------            --------
   TOTAL G. & A. EXPEN.                       66,730     9.9      98,916   17.7
- -------------------------------------  -------------          --------

OTHER INCOME (EXPENSES). . . . . . .               0                   0

  PRE-TAX INCOME . . . . . . . . . . .        74,681   11.4       16,594    3.0
                                       -------------            --------

INCOME TAX PROVISION

  Fed. Inc. Tax Provision. . . . . . .        13,988    2.1        2,490    0.4
  St. Inc. Tax Provision . . . . . . .         7,038    1.1        1,544    0.3
                                       -------------            --------
  TOTAL INC. TAX PROV. . . . . . . . .        21,026    3.2        4,034    0.7
                                       -------------            --------

NET INCOME . . . . . . . . . . . . . . $    $ 53,655    8.2%      12,560    2.3%
                                       -------------            --------

EPS (10,050,000 SHRS). . . . . . . .   $         .01            $    .01
                                          -------------            --------


                        SEE INDEPENDENT AUDITOR'S REPORT
            ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE STATEMENTS

                          TELECOM COMMUNICATIONS, INC.
                             STATEMENT OF CASH FLOWS
              FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 2001 & 2002



                                                   2001       2002
                                              ----------  ---------
NET INCOME (LOSS). . . . . . . . . . . . . .  $ 53,655     $12,560

  Adjustment to Reconcile Net Income
  To net cash used in Operating Activities:

  Depreciation:. . . . . . . . . . . . . . .          0          0
  Increase in Other Current Assets . . . . .          0          0
  Increase in Other Assets . . . . . . . . .          0          0
  Increase in Accounts Receivable. . . . . .          0          0
  Increase in Accounts Payable . . . . . . .     22,026    (16,994)
                                              ----------  ---------

NET CASH FROM OPERATIONS . . . . . . . . . .     75,681     (4,434)

Cash Flows from Investing Activities . . . .          0          0

Changes in Capital Contributed. . . . . . .     (52,204)   (12,581)

Increase From Stock Issued
50,000 shrs @.50 per shr.                             0     25,000

Cash Flows from Financing Activities:. . .            0          0
                                              ----------  ---------

NET INCREASE (DECREASE) IN CASH. . . . . . .     23,477      7,985

BEGINNING CASH BALANCES 10/01/00 & 01 . . .      2,443      25,920
                                              ----------  ---------

CASH AT SEPTEMBER 30, 2001 & 2002. . . . . .  $ 25,920      33,905
                                              ----------  ---------


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

NOTE 8.   LIABILITIES

There are no loans outstanding and no material payables other than income taxes accrued and $1,000 paid by Tak Hiromoto for services rendered by Herman alexis & Co. See Note 14 and 15 &16 respectively.

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

NOTE 15.  INCORPORATION

On December 21, 2000, the Company was acquired by MAS Acquisition XXI Corp. Following APB No. 16, this type of acquisition is commonly called a "reverse merger" wherein the smaller private operating company, Telecom Communications of America, merges into a non-operating shell corporation, MAS Acquisition XXI Corp., which had no assets, resulting in the owner's/manager's, Tak Hiromoto continuing to have effective operating control of the new combined company, Telecom Communications, Inc. The shareholders of the former shell only continue as passive investors. The accounting was accomplished by adjusting the balance sheet into a corporate style as opposed to a sole proprietorship with simple recognition of the assets and liabilities as they were in the former financial statements of the sole proprietorship. The equity section is adjusted by taking all owner's capital and reclassifying it as Additional Paid in Capital. The Common Stock issued is recognized at its par value of .001 as per the offering Ten million shares were issued totaling $10,000 but no cash was received. The offsetting entry is to reduce Additional Paid in Capital by the $10,000. The financial statements presented here represent the activities of the smaller operating company.

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

NOTE 16.   INTRODUCTION TO MERGER

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


NOTE 20. CONSULTING AGREEMENT WITH GREETREE FINANCIAL GROUP, INC.

Michael J. Bongiovanni: Mr. Bongiovanni is to receive a payment equal to $29,500 Payable in free-trading shares of the Company immediately filed under Form S-8 for his services associated with Telecom Communications Inc.'s SEC compliance, beginning January 9, 2002 and ending June 30, 2002.

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

Name                   Age     Position(s)
-----                  ---     -----------
Tak Hiromoto          62     President,  CEO  and  Director

Elizabeth Hiromoto    52     Secretary,  Treasurer  and  Director

Mervyn M.  Dymally    75     Director


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

Employment Agreements
----------------------

The Company has entered into employment agreements with part-time employees. The compensation of the employment will be determined at the later date. The part-time employees have been working for no pay since January 2001, and will be paid in free-trading common stock of the Company for their services filed under Form S-8.


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

(1) The address for Tak Hiromoto is c/o Telecom Communications Inc., 827 S. Broadway, Los Angeles, CA 90014.

(2) The shares are held by Herman, Alexis & Co., Inc. Herman, Alexis & Co., Inc. is controlled by Mark H. Rhynes. The address for Herman, Alexis & Co., Inc. and Mark H. Rhynes is 555 West 5th Street, Floor 31, Los Angeles, CA 90013. Herman, Alexis & Co., Inc. verbally agreed to lock-up its shares for a period of one year from the date of this report.

Item  10.  Executive  Compensation

The following table sets forth in summary form the compensation received during each of the Company's last three completed fiscal years by the President and Secretary/ Treasurer of the Company.

Summary Compensation Table

             Other
Name and. .  Fiscal                              Other
                                                 Annual          LTIP     Stock
Position. . Year Salary Bonuses Compensation Awards Options Bonuses
- -----------  -------  ------------  -----------  -------  -------  --------

             -------  ------------  -----------  -------  -------  --------
Tak            2002   $     5,000
Hiromoto, .    2001   $     5,000          -0-      -0-      -0-       -0-
President &    2000   N/A                  -0-      -0-      -0-       -0-
Director. .    1999   N/A                  -0-      -0-      -0-       -0-
- -----------  -------  ------------  -----------  -------  -------  --------
Elizabeth      2002   $    20,000
Hiromoto, .    2001   $    20,000          -0-      -0-      -0-       -0-
Secretary,.    2000   N/A                  -0-      -0-      -0-       -0-
Treas., Dir    1999   N/A                  -0-      -0-      -0-       -0-
- -----------  -------  ------------  -----------  -------  -------  --------

Compensation of Directors
-------------------------

On January 3, 2001, the Board of Directors has instructed to issue Tak Hiromoto and Elizabeth Hiromoto with restricted stock for their services.



Termination of Employment and Change of Control Arrangement
- -----------------------------------------------------------

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

Indemnification  of  Officers  and  Directors
- ---------------------------------------------

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

                   Name  and  address  of
Title  of  Class   beneficial  owner       Number  of  shares   Percent of class
---------------     -----------------     ------------------   ----------------


Common             Tak  Hiromoto                8,000,000             80%
                   827 S. Broadway
                   Los Angeles, CA 90014

Common             Mark     H.  Rhynes          1,000,000  (2)        10%
                   555 W. 5th Street, Floor 31
                   Los Angeles, CA 90013




(2) The shares are held by Herman, Alexis & Co., Inc. Herman, Alexis & Co.,
Inc. is controlled by Mark H. Rhynes. Herman, Alexis & Co., Inc. verbally agreed to lock-up its shares for a period of one year from the date of this report.



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
Notes to Financial Statements

2. Exhibits

Exhibit                 Description of Exhibit
--------               ------------------------

1.1                    Consulting Agreement between Telecom Communications Inc.
                       and  GreenTree Financial Group ,Inc.


2.1                     Inter-Tel.net Agreement


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

          TELECOM COMMUNICATIONS, INC.

Date: November 12, 2002         By: /s/ Tak Hiromoto
                                --------------------
                                  Tak Hiromoto
                                CEO, President and Director

Date: November 12, 2002         By: /s/ Elizabeth Hiromoto
                                --------------------------
                                Elizabeth Hiromoto
                                Secretary , Treasurer  and Director

                          FORM OF OFFICER'S CERTIFICATE
                             PURSUANT TO SECTION 302
                             -----------------------

     The undersigned Chief Executive Officer of Telecom Communications, Inc. hereby certifies that:

          1. he has reviewed the report;

          2. based on his knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

          3. based on his knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the report;

          4. he and the other certifying officers:

               a. are responsible for establishing and maintaining "disclosure controls and procedures" (a newly-defined term reflecting the concept of controls and procedures related to disclosure embodied in Section 302(a)(4) of the Act) for the issuer;

               b. have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which the periodic report is being prepared;

               c. have evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report; and

               d. have presented in the report their conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of that date;

          5. he and the other certifying officers have disclosed to the issuer's auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function):

               a. all significant deficiencies in the design or operation of internal controls (a pre-existing term relating to internal controls regarding financial reporting) which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

               b. any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

          6. he and the other certifying officers have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                       /S/ Tak Hiromoto                        January 31, 2003
               ------------------------------------
               Tak Hiromoto, Chief Executive Officer and
               Principle Accounting Officer

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


Date January 10, 2003    _________________________________
Lancaster, California                Robert G. Ercek,
                                     Certified Public Accountant

Exhibit 1.1    GreenTree Financial Group, Inc.






                          CONSULTING SERVICES AGREEMENT


Agreement made as of the ninth day of January 2002 by and between the following parties.Telecom Communications, Inc."Client", being a corporate entity, maintaining its principal office at: 827 South Broadway-Los Angeles, California 90014. And GreenTree financial Group, Inc., "provider", a validly existing Florida Corporation having its office at: 19425-G Liverpool Parkway
Cornelius, North Carolina 28031

Whereas, the parties mutually desire to enter into a formal business relationship, do hereby agree that the following accurately reflects their entire understanding.

In consideration of the covenants, terms and conditions herein stated, the undersigned parties agree as follow:

1. Provider's Obligations.

     1. 1.1 At all times for the duration of this Agreement the provider will prepare the required quarterly SEC filings on Form 10-QSB, annual SEC filing on Form 10-KSB,Form S-8, answer SEC compliance questions and concerns and process EDGAR filings in accordance with SEC public record requirements throughout and for the year 2002. these filings will be made in accordance with the requirements of the Securities and Exchange Commission. Arrangement will also include preparation of " management discussion and analysis" (non-financial) part of the filing for Client. Please note that there is currently one form 10-KSB as of September 30, 2001 and one 10-QSB for the quarter ended December 31, 2001 which have not been filed and thus will require Provider to perform back-work services in addition to the forward performing services mentioned above.


2. Clients Obligations. At all times for the duration of this Agreement and on a timely basis, Client shall:

2.1 Provide all non-confidential documentation and information, which may be required for the provider to perform the requisite services;

2.2 Arrange to participate in meetings and discussions with qualified securities attorneys and or other professionals introduced by Provider.

2.3 Negotiate in good faith with all third party potential professionals, and aforementioned authorities used by Provider.

2.4 Provide all documentation to the Provider that may be required to prepare the necessary 15C-211 statement so as to effectuate trading on Over the Counter bulletin Board.

2.5 All of the costs for filing fees, and legal fees are incorporated within the fee discussed below.

  3. Provider's Fees. For its aforementioned services to client which were brought about through the effort of Provider, the Provider shall be entitled to, and shall be paid the following terms:

      3.1 Fees For services. A payment equal to Fifty-Nine Thousand($59,000) dollars payable in free-trading shares to the company immediately filed under Form S-8 that also covers expenses associated with Client's SEC compliance Services. Client agree to make up for any increases in market price in Excess of twenty-percent for the same period above. Payment will occur as Follows:
          50% with the signing of this agreement(due to the back work in Section
          1.1 above and the time it will take for the company to begin trading on the OTCBB),16.67% in each of the following quarters thereafter.

  4.Miscellaneous.
      4.1 The parties specifically acknowledge that:

                a) Provider makes no representation that it is duly licensed securities Broker/dealer, investment banking firm or attorney.

                b) Provider is not required to provide any services that are exclusive To licensed securities broker/dealers, investment bankers or attorneys.

      4.2 Non circumvent Agreement. Client agrees that all third parties introduced to it by the Provider represent significant efforts and working relationships that are unique to, and part of, the work product of the Provider. Therefore, without the prior specific written consent of the Provider. Client agrees to refrain from conducting direct or indirect Business dealings of any kind, with any third party so introduced by Provider, for a period of two years from the initial introductions made. In the event of a violation of this provision, Provider shall be entitled to obtain, on an EX PARTE application, appropriate injunctive relief, from any court of competent jurisdiction, together with and including all remedies available at law. This provision shall survive the remaining obligations and performance due hereunder.

      4.3 Exclusive Agreement. This Agreement supersedes any and all prior oral or written agreements, which provided for Provider's performance on behalf of Client.

      4.4 Guarantee of Performance. Telecom communications, Inc., by authorization of its board of directors, does herby execute this Agreement in the capacity of joint and several guarantor of the performance by Telecom Communications, Inc. of all of its duties, obligations and responsibility As herein above stated.

      4.5 Assignability and Unenforceability. This Agreement or the rights, duties and or obligations hereunder may not be assigned by either party without the express written consent of the other. The unenforceability of any one or more provisions hereof shall not invalidate any of the other provisions. This Agreement shall remain valid until 30 day written notice to the Contrary is provided by one party to the other.

      4.6 Counterparts and Facsimile Signatures.
          This Agreement may be executed in one or more counterparts, each of which Shall represent a biding obligation upon the executing respectively. The facsimile signature of either or both parties shall constitute original signatures for the purposes of this Agreement and shall be as biding upon the parties as such.

      4.7 Caption. The paragraph captions are for descriptive purposes only and shall have no effect with regard to the content to the validity of the content thereof.

      4.8 Controlling Law. This Agreement shall be construed in accordance with the the Law of State of Florida.

In Witness Whereof, the parties have executed this Agreement on the date first above written.



------------------------                         -----------------------
Tak Hiromoto, President                          Michael J. Bongiovanni,
Telecom communications, Inc.                     CPA, President
                                                 GreenTree Financial Group, Inc.

Inter-Tel.net Network Agreement

                         INTER-TEL.NET NETWORK AGREEMENT

This Agreement is made and entered into this --- day of ---, --- between:
--------------------   ------------------------
(hereinafter referred to as "Customer") and Inter-Tel.net, Inc., a Nevada corporation with offices at 120 N. 44th Street, Suite 200, Phoenix, Arizona, 85034-1822, U.S.A. ("Inter-Tel").

Whereas, Inter-Tel has established a network which enables telecommunications over Internet Protocol ("IP") data networks, ("Inter-Tel.net") with Inter-Tel.net software, hardware and related components, and

Whereas Customer desires to interconnect into Inter-Tel.net with its own network for the provision of services to the general public; and

Whereas, both parties desire to reduce to writing their agreement for the interconnection of each party's Servers into the Network.

Now, therefore, in consideration of the mutual covenants hereunder, the parties hereto agree as follows:

1.0  APPOINTMENT AS INTER-TEL.NET PROVIDER
     Inter-Tel hereby authorizes the Customer to interconnect with the Inter-Tel.net network enabling the customer to transmit IP data network traffic; subject to the terms and provisions of this Agreement.

1.2  DEFINITIONS

     1.2.1 Agreement - "Agreement" shall mean this Network Agreement, including the attached Schedules.

     1.2.2 Confidential Information - "Confidential Information" shall mean information belonging to either party and delivered to the other Party which is deemed proprietary and confidential and belonging to the Party delivering the Confidential Information. In the event confidential information is required to be disclosed pursuant to a court order is required by any governmental authority or agency, prompt written notice of such order or requirement shall be given to the disclosing party and the receiving party shall fully cooperate with the disclosing party, using its best efforts to maintain the confidentiality of the information, including but not limited to, seeking protective orders from the court or governmental authority.

     1.2.3 Customer Network - "Customer Network" shall mean the IP data network constructed, owned and/or operated by Customer.

     1.2.4 Inter-Tel.net - "Inter-Tel.net" shall mean the Internet Protocol (IP) data network constructed, owned, and operated by Inter-Tel.net, Inc.

     1.2.5 Local Exchange Carrier - Company certified to provide public switched telephone network (PSTN) services. Both incumbent and the emerging competitive LECs are included.

     1.2.6 NPA/NXX NPA refers to the area code and NPA/NXX refers to the area code and prefix (the first six (6) digits) in the long distance dialing sequence.

     1.2.7 Planned Service Outage - "Planned Service Outage" shall mean any Service Outage caused by scheduled maintenance or planned enhancements or upgrades to the Network.

     1.2.8 Point-Of-Presence - (POP), - The physical location where the Inter-Tel.net Network interfaces with the customer or a local access vendor.

     1.2.9 Public Switched Telephone Network - The public network operated by common carriers for switched telephone services.

     1.2.10 Regional He - I Operative Companies (RBOCs) - The regional operating companies formed at divestiture from AT&T, to provide local access to the public,

     1.2.11 Service Interconnection Date The later of the date requested in the Service request by Customer or the date that Service has been installed and tested by Customer use.

     1.2.12 Service Outage - Shall mean a degradation in Service well below the industry standards, occurring in Inter-Tel.net's network, excluding: (i) Planned Service Outages; or, (ii) periods of degradation due to causes beyond the reasonable control of Inter-Tel.net.

     1.2.13 Service Re-quest - Shall mean an order for Service transmitted to Inter-Tel.net via facsimile, online, or mail. Service requests will be remitted in accordance with Inter-Tel,net order format.

2.0  FEES
     Both parties acknowledge and agree for the payment of fees by the party incurring same including origination, termination, settlement and other provider fees as set forth on Schedule A attached hereto and made, a part hereof for all purposes. Customer agrees that Inter-Tel shall have the right to amend the fees set forth on Schedule A with thirty (30) day's notice.

3.0  SERVICE
     3.1 Network Coverage - Inter-Tel.net shall add to or delete from network coverage, NPA's or NPAs/NXXs and/or other usage designations, at its sole discretion. Data may be passed by Inter-Tel.net for termination through Inter-Tel.net, or through the network of the Local Exchange Carrier ("LEC(s)") serving the area in which the data is to be terminated, or through long distance carriers.

     3.2 Prices, Volume and Term Discounts, Service Availability - Usage, recurring charges, volume discounts, installation and change order charges, minimum. use commitments, and service availability for such Services are listed oil Schedule A.

     3.3 Operations Support - Customer agrees to provide seven (7) day, twenty-four (24) hours a day support for their network.

4.0  FORMAT
     All data passed between the parties shall be 'in format compatible with and approved in advance by Inter-Tel.

5.0  UPDATED USAGE ESTIMATES
     Customer shall provide monthly updates, 30 days in advance in the format which will include usage estimates or information which may impact established trends in usage patterns. Customer acknowledges and agrees that any significant increases in usage not forecasted by the Customer may jeopardize the ability of Inter-Tel.net to meet the demand.

6.0  NETWORK BLOCKING CAPABILITY
     Based on the Customer submitted estimates of monthly minutes of use and busy hour minutes of capacity measurements for each terminating location, Inter-Tel shall have reasonable blocking ability for excess usage above maximums, or at its discretion. switch out the excess minutes over the PSTN at the agreed prices in Schedule A. Customer shall have responsibility to provide an updated usage. forecast with each Service Request.

7.0  NETWORK MANAGEMENT CONTROLS
     When call volumes increase substantially and facility augments cannot be accommodated in a timely manner, Inter-Tel.net may invoke network management controls to reduce the probability of excessive network congestion. Substantial call volume increases are changes which exceed the recorded busy day, busy hour minutes of capacity for the preceding 60 day, seasonally adjusted period. For new Service Requests, the estimated busy day, busy hour minutes will be the basis for identifying substantial call volumes.

8.0  NETWORK CONNECTION

     8.1 All connections to Inter-Tel.net are made through dedicated data connections between the Customer POP and Inter-Tel.net with sufficient bandwidth to insure call quality. All facilities will be designed using standard usage engineering principles.

     8.2 in order to insure call quality, the end to end turnaround time as measured by the industry standard ping should not exceed 100 milliseconds.

     8.3 Customer agrees that all Vocal'Net servers shall be covered under "a software maintenance agreement with Inter-Tel to insure that all updates, upgrades and maintenance are consistent with Inter-Tel.net standards.

9.0  INSTALLATION, SUPPORT AND MAINTENANCE OF SERVERS

     Unless otherwise contracted with Inter-Tel, Customer agrees that it shall be responsible for the installation, support and maintenance of all customer owned Servers and related products including, but not limited to, the fees and rental charges for collocation space and provision of dedicated lines and circuits necessary for the interconnection of the Customer network and related equipment and services into Inter-Tel.net up to and including the interface interconnection point. Customer further acknowledges appointment of Inter-Tel as agent as set forth on Schedule B, to obtain for Customer any dedicated line services as are agreed by the parties to be necessary for the installation. support and maintenance of the Customer's Servers with the Network,

     9.1 Service Outage - In the event a service outage occurs within Inter-Tel.net. Inter-Tel shall act promptly to repair the outage. Customer shall be relieved of minimum purchase requirements in a pro-rata fashion determined by the length of the service outage. In the event a service outage occurs within the Customer Network, customer shall act promptly to repair the outage.

     9.2 Planned Service Outage - Customer shall, when practical, be notified at least five (5) days in advance of any Planned Service Outage.

10.0 USAGE MEASUREMENT

     10.1 Start of Usage Measurement -For all originating usage, measurement will commence when Inter-Tel.net sends the first supervisory signal, and answer supervision is received by Inter-Tel.net from the terminating end user, indicating that the termination end user has answered.

     10.2 Termination Of Usage Measurement - For all terminating usage, measurement will end when Inter-Tel.net receives disconnect supervision from the terminating end LEC switch and when the appropriate IP call control release messages is received or sent by Inter-Tel.net.

11.0 TERM AND TERMINATION

     This agreement shall be in effect for a period of one (1) year from the date hereof, and shall continue automatically for one year periods thereafter unless and until terminated by either party giving the other not less than sixty
(60) days written notice before the expiration date, In the event of a breach of contract, this agreement shall be terminated by ten (10) days written notice by one party to the other and failure to cure a breach of any provision of this Agreement by such party: or in the event either party ceases to function as a going business, becomes insolvent, commits an act of bankruptcy, is adjudged a bankrupt, makes a general assignment for the benefit of creditors, or if a receiver is appointed for all or substantially all of its property. At the termination of any service or of this Agreement, the Parties will, within five
(5) business days, disconnect the interconnection circuit(s) provided between the parties.

12.0 PAYMENT AND REVIEW PROCESS
     12.1 Payment Due Date - Customer agrees to pay all charges as set forth on Schedule A.

     12.2 Disputes - Customer shall have 60 days from invoice date to dispute any Charges in writing. Written disputes should be addressed to the Vice President, Finance and sent by registered mail or courier (such as Federal Express or United Parcel Service). All charges, whether or not disputed in writing, and received by the due date, are considered payable. The Parties shall provide one another with reasonably requested information for invoice validation including, but not limited to, the number of minutes of use.

     12.3 Review Process - Inter-Tel.net will review any amounts disputed in writing within (30) business days after receipt of the written dispute. If Inter-Tel.net determines that the Customer was billed in error, a credit for the amount billed incorrectly will appear or the next invoice, If the Customer does not agree with Inter-Tel.net's assessment, both -parties agree to resolution through binding arbitration within thirty (30) days of Inter-Tel.net's determination that the bill was issued properly

     12.4 Arbitration - Notwithstanding anything to the contrary herein, any dispute arising pursuant to or in any way related to this Agreement or the transactions contemplated hereby shall be settled by arbitration a' a mutually agreed upon location in Phoenix, Arizona; provided, however. that nothing in this Section shall restrict the right of either party to apply to a court of competent jurisdiction for emergency relief pending final determination of a claim by arbitration in accordance with this Section. All arbitration shall be conducted in accordance with the rules and regulations of the American Arbitration Association, in force at the time of any such dispute, by a panel of three (3) arbitrators, one (1) selected by Inter-Tel.net, one (1) selected by Customer, and the third (3rd) selected by the other two (2) arbitrators. Each party shall pay its own expenses associated with such arbitration, including the expenses of any arbitrator selected by such party and 50% of the expenses of the third arbitrator. The decision of the arbitrators, based upon written findings of fact and conclusions of law, shall be binding upon the parties; and judgment in accordance with that decision may be entered in any court having jurisdiction thereof. In no event shall the arbitrators be authorized to grant any punitive, incidental or consequential damages of any nature or kind whatsoever.

     12.5 Suspension of Service - If customer does not make payment, Inter-Tel.net may suspend or cancel Service and terminate this Agreement after Inter-Tel.net has given Customer written notice and ten (10) days to cure the nonpayment.

     12.6 Monthly Purchase Minimums - Customer agrees to pay the greater of actual usage, or minimum usage which is computed by multiplying the total estimated usage times the billing rate for such usage on Schedule A.

     12.7 Billing Increments - Billing increments will be as set forth on Schedule A.

13.0 EQUIPMENT AND INSTALLATION

     13.1 Intel-Tel.net shall provide, maintain, repair, operate and control the. Inter-Tel.net owned facilities necessary for service up to the interconnection point where the Customer network interfaces with Inter-Tel.net,

     13.2 'Neither Party shall adjust, align, or attempt to repair, the other Party's equipment except as expressly agreed to in advance in writing by the other Party. 'Neither Party's equipment shall be removed or relocated by the other Party.

14.0 WARRANTIES AND NETWORK STANDARDS

     14.1 Each party represents and warrants to the other Party that it has the right to provide the service specified herein, and that it is an entity, duly organized, validly existing and in good standing under the laws of its origin, with all requisite power to enter into and perform its obligations under this Agreement in accordance with its terms.

     14.2 Inter-Tel.net represents and warrants to Customer that all service rendered by it hereunder shall be designed, produced, installed, furnished and in all aspects provided and maintained in conformance and compliance with applicable federal, state and local laws, administrative and regulatory requirements and any other authorities having jurisdiction over the subject matter of this Agreement that were in effect at the time of such design.

     14.3 Inter-Tel represents and warrants to Customer that it shall at all times, comply with then current industry standards. The parties agree that if any party, in its sole reasonable discretion, determines that an emergency action is necessary to protect its own Network, the party may block any signals being transmitted over its Network by the other party whose signals do not meet the specifications included herein. The parties further agree that none of their respective obligations to one another under this Agreement shall be affected by any such blockage except that the party affected by such blockage shall be relieved of all obligations to make payments for charges relating to such service only during the period of time of such blockage and that no party shall have any obligation to the other party for any claim, judgment or liability resulting from such blockage.

     14.4 THERE ARE NO AGREEMENTS, WARRANTIES OR REPRESENTATIONS, EXPRESSED OR IMPLIED EITHER IN FACT OR BY OPERATION OF LAW, STATUTORY OR OTHERWISE, INCLUDING, WITHOUT LIMITATION, WARRANTIES OF MERCHANTABILITY AND FITNESS FOR A PARTICULAR PURPOSE OR USE, EXCEPT THOSE EXPRESSLY SET FORTH HEREIN.

15.0 WARRANTY AND INDEMNIFICATION BY CUSTOMER.
     Customer warrants and agrees that all equipment owned and operated by Customer and interconnected with Inter-Tel.net shall be compatible with Inter-tel.net and in compliance with any specific standards that may be additionally set forth on Schedule A. Customer further agrees to be responsible for any upgrades or enhancements necessary For its network to remain compatible with the Inter-Tel.net Network. Customer further warrants and agrees, that if Inter-Tel terminates usage over the network- of Customer, that Customer will install and maintain all I of Customer's network in accordance with industry standards for IP network usage in order to insure the quality of transmission usage equal to that of Inter-Tel.net.

16.0 CONFIDENTIAL OBLIGATION

     16.1 Neither party hereto shall disclose any confidential information ("Confidential Information") received from the other party nor use such information for purposes other than performance of this Agreement without getting prior written consent from the other party. The Confidential Information shall be the information (i) disclosed in writing and marked "Confidential", and
(ii) if disclosed verbally, shall be confirmed in writing within seven (7) days following such disclosure, and (iii) any information contained in this Agreement and Schedules.

     16.2 The following information shall not be regarded as the Confidential
           Information:
     (i) information which, at the time of disclosure hereunder. was or thereafter becomes in the public domain through no willfulness or misconduct of the recipient;
     (ii) information which, prior to disclosure hereunder, was already in the recipient's possession either without limitation on disclosure to others or subsequently becoming free of such limitation-, (iii) information obtained by the recipient from a third party having an independent right to disclose this information; or (iv) information which is independently developed by the recipient.

     16.3 Information shall not be deemed confidential in the following cases: the information was previously known to the receiving party free of any obligation to keep it confidential at the time of its disclosures by the disclosing party; the information is or became publicly known through no wrongful act of the disclosing party; the information is rightfully received by the receiving party from a third party having no direct or indirect and/or confidential obligation to the disclosing party with respect to such information; the information is disclosed by the disclosing party to the public, or the information is independently developed by an employee, agent or contractor of the receiving party.


17.0 INDEMNITIES
     Each Party agrees to indemnify, defend and hold harmless the other Party from and against; (i) claims for libel, slander, infringement of copyright or unauthorized use of trademark, trade name-, or service mark arising out of the indemnifying Party's use or provision of Service; (ii) claims for patent infringement arising from the use of the facilities or equipment supplied by the indemnifying Party's combining or connecting facilities to use Inter-Tel.net;
(iii) claims of third parties for damages and/or personal injuries arising out of the negligence or willful act or omission of the indemnifying Party or its agents, servants, employees, contractors representatives; and (iv) claims of third parties. including patrons or Customers of the indemnifying Party, arising out of, resulting from, or related to the indemnifying Party's resale or attempted resale of the Service(s) under this Agreement.

18.0 SURVIVAL CLAUSES

     The provisions of Paragraph 15, 16, and 17 shall -survive the termination or expiration of this Agreement.

19.0 DEFAULT

     19.1 A Party shall be deemed in default of this Agreement upon the occurrence of any one or more of the following events: (i) the filing of bankruptcy or making a general assignment for the benefit of creditors which is not dismissed or set aside within sixty (60) days of filing, (ii) a Party violates any applicable laws, statutes, ordinances, codes or other legal requirements with respect to the Service and such violation(s) are not remedied within ten (10) business days after written notice thereof, or (iii) a Party fails to perform its obligations under this Agreement and such nonperformance is not remedied within ten (10) days in the case of payment obligations and otherwise within thirty (30) days after notice thereof.

     19.2 Inter-Tel shall grant customer thirty (30) days after any written notice of default herein required other than payment obligations, to cure any default. Should Customer fail to cure the default within the time, Inter-Tel shall be entitled to suspend Service and/or terminate this Agreement. Should Inter-Tel terminate this Agreement due to default by Customer, all amounts owned Inter-Tel shall become immediately due and payable.

     19.3 A party shall be deemed to be in default if, without thirty (30) days written notice, any act or failure to act by the party with respect to its network causes or allows to be caused a cessation of operations of that network in such a manner that the other Party can-not terminate usage over the defaulting party's network for a period in excess of twelve (12) hours. In such event, the defaulting party ,shall be responsible for the non defaulting party's losses to the extent necessary to terminate such usage over any other viable transmission means for said thirty day period.

20.0 AMENDMENT
     No amendment of this Agreement shall bind either party hereto unless reduced to writing and signed by authorized representatives of the respective parties.

21.0 LIMITATION OF LIABILITY
     NEITHER PARTY SHALL BE LIABLE TO THE OTHER PARTY, OR TO ANY OTHER ENTITY OR INDIVIDUAL, FOR INDIRECT, CONSEQUENTIAL, SPECIAL, INCIDENTIAL OR PUNITIVE DAMAGES OF ANY KIND OR NATURE, INCLUDING, WITHOUT LIMITATION, ANY LOST PROFITS OR REVENUES, REGARDLESS 01, THE FORESEEABILITY THEREOF.

     Customer acknowledges and agrees that any product; hardware or software may or may not have been approved for sale or use in foreign countries. The Customer agrees that any use or resale of the product into a foreign country could require regulatory approval of such country. Customer accepts full responsibility for complying with any and all of such requirements or regulations for such product(s) prior to distribution or use. Customer further agrees to indemnify and hold harmless Inter-Tel from and against all claims, liability, damages and expenses arising from any failure of Customer to obtain required approvals and/or to comply with any and all such regulations prior to distribution or use in a foreign country,

22.0 ENTIRE AGREEMENT
     This Agreement embodies the entire agreement and understanding between the parties hereto relative to the subject matter hereof and there are no understandings, agreements, conditions or representations, oral or written, expressed or implied, with reference to the subject matter hereof that are not merged herein or superseded hereby.

23.0 JURISDICTION AND VENUE
     This Agreement shall be construed and enforced in accordance with the laws of the State of Arizona. Should a dispute occur between the parties hereto arising out of or in relation to implementation of this Agreement, the parties hereto agree that venue of the dispute shall be in Maricopa County, Arizona and that substantive and personal jurisdiction shall exist over the parties by virtue of the fact that payments are due in Phoenix, Arizona.

24.0 FORCE MAJEURE
     Except as to the payment of monies pursuant to this Agreement, each party to this Agreement shall be excused from performance hereunder for any Period of time and to tile extent that it is prevented from performing any of its obligations pursuant hereto, in whole or in part, as a result of delays caused by the other party or by an act of God, fire, explosion. transportation contingencies, unusually severe weather, quarantine, restriction, epidemic, natural catastrophe, war, civil disturbance, acts of the government of the United States or of any State or governmental agency or official thereof, court order, labor dispute or shortage, third-party nonperformance, or other cause, events or circumstances beyond its reasonable control, and such nonperformance shall not be a default under this Agreement nor a ground for termination of this Agreement as long as the excused party makes reasonable efforts to remedy, if and to the extent reasonably possible, the cause for such nonperformance.

25.0 TAXES
     Each Party shall be fully responsible for the payment of any and all ad valorem, property franchise, gross receipts, excise, access, bypass, sales or other local, state or federal taxes or charges applicable to property owned by it and for taxes on its net income. Customer agrees to any sales, use, gross receipts. excise, access, bypass or other local, state and federal taxes or charges applicable to the provisioning or sale of the. Service provided by Inter-Tel,net. Any taxes to be paid by Customer shall be separately stated on the invoice. Prices shall not include any taxes for which Customer has furnished a valid exemption certificate

26.0 REGULATIONS
     Each Party represents that it is not aware of any facts that would justify a complaint to the Federal Communications Commission or any state regulatory authority concerning the prices, terms or conditions of the transactions contemplated by this Agreement. The Parties also agree that in the event a decision by a telecommunications regulatory authority A the federal, state, or local level necessitates modifications in this Agreement, the Parties will negotiate in good faith to modify this Agreement in light of such decision.

27.0 MISCELLANEOUS

     27.1 This Agreement does not appoint either Party as the agent or legal representative of the other Party and does not create a partnership or joint venture between Customer and Inter-Tel.net. Neither Party shall have any authority to make any agreement for or bind the other Party in any manner Whatsoever except as set forth on Schedule B. This Agreement confers no rights of any kind upon any third party.

     27.2 The failure of either Party to give notice of default or to enforce or insist upon compliance with any of the terms of conditions of this Agreement shall not be considered the waiver of any other term or condition, or of future compliance of the terms of this Agreement,

     27.3 If any part of any provision of this Agreement or any other agreement, document or writing given pursuant to or in connection with this Agreement shall be invalid or unenforceable under applicable law, such part shall be ineffective to the extent of such invalidity only, without in any way affecting the remaining parts or provisions of this Agreement.

     27.4 Inter-Tel.net may terminate this Agreement without liability if; (i) the facilities used to provide Service are taken by exercise of condemnation or eminent domain; or (ii) the Inter-Tel.net facilities shall, in Inter-Tel. net's reasonable judgment, be made inoperable and beyond economically or technologically feasible repair.

     27.5 Acceptance of this Agreement is contingent upon signature by a representative of Inter-Tel duly authorized to execute this Agreement.

     27.6 This Agreement may be executed in any number of counterparts, each of which shall be deemed an original and when taken together shall constitute one document.

     27.7 In the event that suit is brought and an attorney is retained by either Party to enforce the terms of this Agreement or to collect any money as due. hereunder or to collect any money damages for breach hereof, the prevailing party shall be entitled to recover, in addition to any other remedy, the reimbursement for reasonable attorney's fees, court costs, costs of investigations and other related expenses incurred in connection therewith.

     27.8 The parties agree not to disclose any of the items and conditions of this Agreement without the express written consent of the other party, except as may be required by law or governmental rule or regulations. or to establish either party's rights under this Agreement, provided, however, that if one party seeks to disclose for reasons not requiring the other party's consent, that party will limit the disclosure to the extent required, will allow the other party to review the information disclosed and will apply where available, for confidentiality, protective orders and the like. Any review under this paragraph will not be construed to make the reviewing party responsible for the content of any disclosure,

28.0 ASSIGNMENT
     The Customer may not assign this Agreement without the prior written consent of Inter- which shall not be reasonably withheld. Any such assignment of this Agreement by Customer without consent shall be null and void.

29.0 NOTICES
     Notices under this Agreement shall be in writing and delivered by certified mail, return receipt requested, to the persons whose names and business addresses appear below and such notice shall be effective on the date of receipt, or refusal of delivery, by the receiving Party.

If so Inter-Tel.net (except billing disputes)
Attention:    President
              INTER-TEL.NET
              120 North 44th Street
              Suite #200
              Phoenix, AZ 85034-1822

Billing Disputes:

Attention:    Vice President, Finance
              INTER-TEL.NET
              120 N. 44th Street
              Suite #200
              Phoenix, AZ 85034-1822

              If to Customer:

              ----------------------

              ----------------------

              ----------------------

Service Request or Modifications or Cancellations:
              Attention: Director, Customer Service
              INTER-TEL.NET
              120 N. 44th Street
              Suite #200
              Phoenix, AZ  85034-1822

30.0 FINAL AGREEMENT
     This Agreement sets forth the entire understanding of the parties and supersedes any and all prior agreements, arrangements or understanding related to the Services described herein, and no representation, promise, inducement or statement of intention has been made by either party, which is not. embodied herein. Inter-Tel shall not be bound by any agent's or employee's representations, promises or inducements not set forth herein,

IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed by their duty authorized representatives on the day and year first above written

INTER-TEL.NET, INC.                        TELECOM COMMUNICATIONS OF AMERICA
                                           ---------------------------------
                                                        Customer

By:      Craig Steen or Ross McAlpine      By:     Michele Hiromoto
         ----------------------------              -------------------------
Signed:                                    Signed: /s/ Michele Hiromoto

Its:     VP of Sales or President          Its:
         ----------------------------              -------------------------