Form 10KSB/A
period 2002-09-30
TELECOM COMMUNICATIONS INC
filed 2003-04-29
CIK 1139570

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

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

Market Information

Our common stock is currently traded on a limited basis on the Over-the Counter Bulletin Board under the symbol "TCOM". The quotation of our common stock on the OTCBB does not assure that a meaningful, consistent and liquid trading market currently exists. We cannot predict whether a more active market for our common stock will develop in the future. In the absence of an active trading market:

     - Investors may have difficulty buying and selling or obtaining market quotations;

     -    Market visibility for our common stock may be limited; and

     - A lack of visibility of our common stock may have a depressive effect on the market Price for our common stock.

As of the date of this report, the number of holders of our common stock was approximately 153.

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


At September 30, 2002 and 2001.

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

Balance Sheet at September 30, 2001 & 2002 .............................F-3

Income Statement for the Year Ended September 30, 2001 & 2002 ..........F-4

Statements of Cash Flows for the Year Ended September
30, 2001 & 2002  .......................................................F-5

Statement of changes in Shareholders' Equity for the
Year Ended September 30, 2001 & 2002 ...................................F-6

Notes to The Financial Statements for the Year
Ended September 30, 2001 & 2002 ....................................... F-7

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



                                   Very truly yours,


                                   Robert G. Ercek, CPA

                          TELECOM COMMUNICATIONS, INC.
                                  BALANCE SHEET
                            SEPTEMBER 30, 2001 & 2002



ASSETS. . . . . . . . . . . . . .       2001        2002
----------------------------------
CURRENT ASSETS
  Cash in Banks (Note 4). . . . .  $   25,920   $  33,905
  Inventory (Note 5). . . . . . .       4,000       4,000
                                   ----------  ----------
TOTAL CURRENT ASSETS. . . . . . .      29,920   $  37,905

PROPERTY & EQUIPMENT
  Equipment (Note 7). . . . . . .      7,450       7,450
  Less: Accumulated Depreciation.     (7,450)     (7,450)
                                   ----------  ----------
NET PROPERTY & EQUIPMENT. . . . .          0           0

OTHER ASSETS. . . . . . . . . . .          0           0
                                   ----------  ----------
TOTAL OTHER ASSETS. . . . . . . .          0           0

TOTAL ASSETS. . . . . . . . . . .  $   29,920    $ 37,905
                                   ----------  ----------

LIABILITIES AND CAPITAL
----------------------------------
CURRENT LIABILITIES
   Inc. Tax Payable (Note 14) . .  $  21,026    $   4,032
                                   ----------  ----------
TOTAL CURRENT LIABILITIES . . . .     21,026        4,032

LONG TERM LIABILITIES . . . . . .      1,000        1,000
OFFICER'S LOAN                     ----------   ---------
TOTAL LONG TERM LIABILITIES. .         1,000        1,000
                                   ----------  ----------
 x   TOTAL LIABILITIES. . . . . . .   22,026        5,032
                                   ----------  ----------

CAPITAL STOCK
   10M Shares Issued Par .001 . .     10,000       10,000
   50,000 Shrs Issued @.50    . .                  25,000

   Additional Paid in Capital . .    (55,761)     (68,352)
   Retained Earnings. . . . . . .     53,665       66,225
                                   ----------  ----------
TOTAL CAPITAL/EQUITY. . . . . . .      7,894       32,873
TOTAL LIAB. & CAPITAL/EQU.. . .    $  29,920      $37,905
                                   ----------  ----------

                        SEE INDEPENDENT AUDITOR'S REPORT
            ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE STATEMENTS

                            TELECOM COMMUNICATIONS, INC.
                                 INCOME STATEMENTS
               FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 2001 & 2002



INCOME (Note 2). . . . . . . . . . .            2001                  2002
------------------------------------   --------------------     ----------------
  Phone Calls. . . . . . . . . . . .   $    $151,836   23.0%    163,867    29.3%
  Lotto Tickets (Net). . . . . . . .           5,713    1.0       5,299     1.0
  Bus Tokens Sold. . . . . . . . . .         441,297   66.9     367,520    66.0
  Bus Passes Sold. . . . . . . . . .          43,018    6.5       6,488     1.1
  Checks Cashed (Net). . . . . . . .           9,346    1.4       8,805     1.5
  Money Grams (Net). . . . . . . . .           8,905    1.2       6,023     1.1
                                       -------------            -------
   TOTAL INCOME. . . . . . . . . . .         660,115  100.0     558,002   100.0
                                       -------------            -------

COST OF GOODS SOLD
  Phone Call Costs . . . . . . . . .          70,423   10.7      87,224    15.6
  Bus Token Costs. . . . . . . . . .         406,965   61.7     349,053    62.6
  Bus Pass Costs . . . . . . . . . .          41,316    6.3       6,215     1.1
                                       -------------            -------
  TOTAL COST OF SALES. . . . . . . .         518,704   78.7     442,492    79.3
                                       -------------            -------

  GROSS PROFIT . . . . . . . . . . .         141,411   21.3     115,510    20.7
                                       -------------            -------

EXPENSES

   Gen. & Admin. Expenses. . . . . .          66,730    9.9      98,916    17.7
                                       -------------            -------
   TOTAL G. & A. EXPEN.                       66,730    9.9      98,916    17.7
------------------------------------   -------------            -------

OTHER INCOME (EXPENSES). . . . . . .               0                  0

  PRE-TAX INCOME . . . . . . . . . .          74,681   11.4      16,594     3.0
                                       -------------            -------

INCOME TAX PROVISION

  Fed. Inc. Tax Provision. . . . . .          13,988    2.1       2,490     0.4
  St. Inc. Tax Provision . . . . . .           7,038    1.1       1,544     0.3
                                       -------------            -------
  TOTAL INC. TAX PROV. . . . . . . .          21,026    3.2       4,034     0.7
                                       -------------            -------

NET INCOME . . . . . . . . . . . . .   $    $ 53,655    8.2%     12,560     2.3%
                                       -------------            -------

EPS (10,050,000 SHRS). . . . . . . .   $         .01            $   .01
                                       -------------            -------


                        SEE INDEPENDENT AUDITOR'S REPORT
            ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE STATEMENTS

                          TELECOM COMMUNICATIONS, INC.
                             STATEMENT OF CASH FLOWS
              FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 2001 & 2002



                                                   2001       2002
                                              ----------  ---------
NET INCOME (LOSS). . . . . . . . . . . . . .   $ 53,655    $12,560

  Adjustment to Reconcile Net Income
  To net cash used in Operating Activities:

  Depreciation:. . . . . . . . . . . . . . .          0          0
  Increase in Other Current Assets . . . . .          0          0
  Increase in Other Assets . . . . . . . . .          0          0
  Increase in Accounts Receivable. . . . . .          0          0
  Increase in Accounts Payable . . . . . . .     22,026    (16,994)
                                              ----------  ---------

NET CASH FROM OPERATIONS . . . . . . . . . .     75,681     (4,434)

Cash Flows from Investing Activities . . . .          0          0

Changes in Capital Contributed . . . . . . .    (52,204)   (12,581)

Increase From Stock Issued
50,000 shrs @.50 per shr.                             0     25,000

Cash Flows from Financing Activities:. . . .          0          0
                                              ----------  ---------

NET INCREASE (DECREASE) IN CASH. . . . . . .     23,477      7,985

BEGINNING CASH BALANCES 10/01/00 & 01. . . .      2,443     25,920
                                              ----------  ---------

CASH AT SEPTEMBER 30, 2001 & 2002. . . . . .   $ 25,920   $ 33,905
                                              ----------  ---------


                        SEE INDEPENDENT AUDITOR'S REPORT
            ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE STATEMENTS

                          TELECOM COMMUNICATIONS, INC.
                  STATEMENT OF CHANGES IN SHAREHOLDERS'S EQUITY
              FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 2001 & 2002


                                                       2001         2002
                                                      ------  -------------


Beginning Balance                                         N/A       8,894

Income (Loss) For The Period . . . . . . . . . . .     54,655      12,560


Less: Capital Reductions . . . . . . . . . . . . .    (52,204)    (12,581)

Issuance of Capital Stock. . . . . . . . . . . . .     10,000      25,000

Adjustments for Stock Issuance . . . . . . . . . .     (3,557)          0
                                                  ------------  ----------
Balance at Year End. . . . . . . . . . . . . . . .  $   8,894    $ 33,873
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

Name                   Age     Position(s)
-----                  ---     -----------
Tak Hiromoto            62     President,  CEO  and  Director

Elizabeth Hiromoto      52     Secretary,  Treasurer  and  Director

Mervyn M.  Dymally      75     Director

Mr. Tak Hiromoto has served as our President, Chief Executive Officer and Director since December 2000 and has been a manager of Telecom Communications of America from September 1995 to present. From March 1990 to December 1995, Mr. Hiromoto served as President of Apro Inc., a Real Estate Management Company. >From 1982 to Present, Mr. Hiromoto served as Director of Alternative Energy Resource Inc.

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

Term of Office
---------------

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

Summary Compensation Table

                                                                Other
                                                   Other        Fiscal
Name and                                           Annual    LTIP    Stock
Position      Year  Salary  Bonuses  Compensation  Awards  Options  Bonuses
-----------   ----  ------  -------  ------------  ------  -------  -------
Tak           2002   $        5,000
Hiromoto, .   2001   $        5,000       -0-        -0-     -0-      -0-
President &   2000   N/A                  -0-        -0-     -0-      -0-
Director. .   1999   N/A                  -0-        -0-     -0-      -0-
-----------   ----  ------  -------  ------------  ------  -------  -------
Elizabeth     2002   $       20,000
Hiromoto, .   2001   $       20,000       -0-        -0-     -0-      -0-
Secretary,.   2000   N/A                  -0-        -0-     -0-      -0-
Treas., Dir   1999   N/A                  -0-        -0-     -0-      -0-
-----------   ----  ------  -------  ------------  ------  -------  -------

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

                 Name and address of
Title of Class   beneficial owner          Number of shares   Percent of class
--------------   -----------------         ----------------   ----------------

Common           Tak  Hiromoto                  8,000,000             80%
                 827 S. Broadway
                 Los Angeles, CA 90014

Common           Mark H. Rhynes                 1,000,000(2)          10%
                 555 W. 5th Street, Floor 31
                 Los Angeles, CA 90013

(2) The shares are held by Herman, Alexis & Co., Inc. Herman, Alexis & Co.,
Inc. is controlled by Mark H. Rhynes. Herman, Alexis & Co., Inc. verbally agreed to lock-up its shares for a period of one year from the date of this report.

     (b) Security Ownership of Management

The following table sets forth the shares held by Telecom Communications, Inc.'s directors and officers as of February 5, 2002.

Common           Tak  Hiromoto                  8,000,000(1)         80%
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

Not Applicable.

Item 13. Exhibits and Reports on Form  8-K

(a) Financial Statements

1. The following financial statements of Telecom Communications are included in
Part II, Item 7:

- Independent Auditor's Report

- Balance Sheet - September 30, 2002

- Statements of Income - Years Ended September 30, 2002and 2001

- Statements of Cash Flows - Years Ended September 30, 2002and 2001

- Statements of Stockholders' Equity - Years Ended September 30, 2002and 2001

- Notes to Financial Statements

2. Exhibits

Exhibit                Description of Exhibit
-------                ------------------------

 3.1 Articles of Incorporation as amended and bylaws are incorporated by reference to Exhibit No. 3 of Form SB-2 as amended filed November 28, 2001.

10.1 Consulting Agreement between Telecom Communications Inc. and GreenTree Financial Group ,Inc.


10.2     Inter-Tel.net Agreement


23.1     Consent of Auditors

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