Form 10-Q
period 2003-03-31
TELECOM COMMUNICATIONS INC
filed 2003-05-22
CIK 1139570

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB




[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2003

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF  1934  for  the  transition  period  from  _______  to _______



                        COMMISSION FILE NUMBER 333-62236
                          TELECOM COMMUNICATIONS, INC.
                          ----------------------------
        (Exact name of small business issuer as specified in its charter)


          Indiana                                   35-2089848
          -------                                   ----------
(State or other jurisdiction of            (IRS Employer identification No.)
incorporation or organization)

                     827 S. Broadway, Los Angeles, CA 90014
                     --------------------------------------
                    (Address of principal executive offices)

                                 (310)515-6728
                                 --------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such Shorter period that the registrant was required to file such reports), and (2) has Been subject to such filing requirements for the past 90 days.

Yes [x] No [ ]

Number of shares of common stock outstanding as of May 20, 2003: 10,050,000

ITEM 1. FINANCIAL STATEMENTS

Balance Sheets

      March 31, 2003 (Unaudited) and September 30, 2002 _____________________ 3

      Statement of Operations (Unaudited)

      For the Three Months Ended March 31, 2003 and 2002 ____________________ 4

      Statement of Cash Flows (Unaudited)

      For the Three Months Ended March 31, 2003 and 2002  ___________________ 5

      Notes to Consolidated Financial Statements    ______________________ 6-10

      Item 2. Management's Discussion and Analysis
      and Plan of Operation                         _____________________ 10-12

PART II. Other Information

      Item 1. Legal Proceedings ____________________________________________ 13

      Item 2. Changes in Securities and Use of Proceeds ____________________ 13

      Item 3. Defaults Upon Senior Securities           ____________________ 13

      Item 4. Submission of Matters to a Vote of Security Holders __________ 13

      Item 5. Other Information              _______________________________ 13

      Item 6. Exhibits and Reports on Form 8-K   ___________________________ 13

      Signatures                        ________________________________  14-15

                          TELECOM COMMUNICATIONS, INC.
                      BALANCE SHEETS ENDING MARCH 31, 2003
                                   (Unaudited)


                                        ASSETS

CURRENT ASSETS

Cash in banks (Note 4)                   $12,048
Inventory (Note 5)                         4,000

  TOTAL CURRENT ASSETS                   $16,048


Property & Equipment

EQUIPMENT (Note 7)                        $7,450
Less: Accumulated Depreciation            (7,450)

Net Property & Equipment                     -0-
Other Assets                                 -0-

Total Other Assets                           -0-

TOTAL ASSETS                             $16,048


LIABILITIES AND CAPITAL

CURRENT LIABILITIES
  Income taxes payable (Note 14)            $891

Total Current Liabilities                   $891

Long Term Liabilities                        -0-

Officer's Loan                            $1,000

Total Long Term Liabilities               $1,000

TOTAL CURRENT LIABILITIES                 $1,891



Capital

Capital Stock
Common stock ($.001 par value,
80,000,000 shares authorized:
10,050,000 issued and outstanding)       $10,000

Preferred stock ($.001 par value,
 20,000,000 shares authorized:
 none issued and outstanding)                -0-

50,000 shares issued @$.50               $25,000

  Capital Reduction                      (86,779)

  Retained earnings                      $65,936

  TOTAL Capital                          $14,157


TOTAL LIABILITIES AND
Capital                                  $16,048
                                        =========

The accompanying notes are an integral part of these financial statements

                          TELECOM COMMUNICATIONS, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                          FOR THE THREE AND SIX MONTHS
                          ENDED MARCH 31, 2003 AND 2002


                         Three Months      Three Months       Six Months        Six Months
                            Ended             Ended              Ended            Ended
                         March 31, 03       March 31, 02      March 31, 03      March 31, 02

INCOME (NOTE 2):
--------------------
 Phone calls            $ 47,626             $ 38,801         $ 89,805          $69,924
 Lotto tickets (net)          27                1,624              629            3,430
 Bus tokens               68,826               97,258          148,376          195,451
 Bus passes                  393                1,573            1,188            3,657
Checks cashed(net)         1,261                2,569            2,825            4,064
Money grams (net)            506                1,135            1,363            3,386
----------------           -----               ------           -----            ------

 TOTAL INCOME           $118,839            $ 142,960        $ 244,186        $ 279,912
                           -----               ------           -----            ------

COST OF GOODS SOLD
----------------------
 Phone call costs        $39,054              $18,247          $65,753          $33,428
 Bus token costs         $62,632              $88,540         $135,585         $177,985
 Bus pass costs             $445               $1,501           $1,199           $3,499

TOTAL COST OF SALES     $102,131             $108,288         $202,537         $214,912
                           -----               ------           -----            ------

GROSS PROFIT            $ 16,708             $ 34,672         $ 41,649          $65,000
                           -----               ------           -----            ------

OPERATING EXPENSES:

General and
administrative           $21,105              $36,162         $ 41,047        $  50,976

OTHER INCOME
(EXPENSES)                   -0-                  -0-              -0-              -0-

 PRE-TAX INCOME          (4,397)              (1,490)             602            14,024

 INCOME TAX (PROVISION)    (800)              (4,747)            (891)           (8,517)

NET INCOME              $(5,197)             $(6,237)           $(289)           $5,507
----------------           -----               ------           -----            ------

Net income per common
share basic &
fully diluted**           $0.00                $0.00            $0.00             $0.00

Weighted average
common shares
outstanding          10,050,000           10,050,000       10,050,000        10,050,000

**Less than $.01


The accompanying notes are an integral part of these financial statements

                          TELECOM COMMUNICATIONS, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE SIX MONTHS ENDED MARCH 31, 2003 AND 2002


                                                        2003       2002
CASH FLOWS FROM OPERATING ACTIVITIES:
-----------------------------------------
  Net Income (Loss)                                  $ ( 289)    $  5,507

  Adjustments to reconcile net income
  to net cash used in operating activities:

  Depreciation                                           -0-          -0-
  Common shares issued for services                      -0-          -0-
  Increase in Other Current Assets                       -0-          -0-
  Increase in Other Assets                               -0-          -0-
  Increase in Accounts Receivable                        -0-          -0-
  Increase in Accounts Payable                        (5,195)     (12,509)
                                                      -------     --------

NET CASH PROVIDED BY (USED IN)
      OPERATING ACTIVITIES                            (5,484)      (7,002)
                                                      -------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
--------------------------------------------------
  Shareholder distributions. . . . . . . . . . . .       -0-         -0-
                                                      ---------    ------
      NET CASH USED IN FINANCING
      ACTIVITIES . . . . . . . . . . . . . . . . .       -0-         -0-
                                                      ---------    ------
      NET INCREASE (DECREASE) IN
      CASH AND CASH EQUIVALENTS                       (5,484)     (7,002)
                                                      ---------    ------
CASH AND CASH EQUIVALENTS:
--------------------------------------------------
      Beginning of period. . . . . . . . . . . . .   $17,532     $25,920
                                                    ---------    -------

      End of period. . . . . . . . . . . . . . . .   $12,048     $18,918
                                                     ---------   --------

The accompanying notes are an integral part of these financial statements

                          TELECOM COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 2003 (UNAUDITED)


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

In the opinion of management, the unaudited condensed consolidated Financial statements contain all adjustments consisting only of normal recurring Accruals considered necessary to present fairly the Company's financial position at March 31, 2003, the results of operations for the three and six month periods Ended March 31, 2003 and 2002, and cash flows for the six months ended March 31, 2003 and 2002. The results for the period ended March 31, 2003, are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 2003.

NOTE  1.  ABOUT  THE  COMPANY

Telecom Communications, Inc. was founded as a sole proprietorship in 1995 by Michelle Hiromoto with the assistants and management of her father Tak Hiromoto. The purpose of the company was to provide low cost access to Long distance carriers for individuals needing to call Latin and South America. The company operates on the Internet as opposed to using conventional long distance carriers to facilitate lower costs that are passed on to the customers. Many of the extra fees that are found in conventional long distance systems are Avoided this way. In addition the company also provides various services such as Check cashing, money wiring, the sale of bus tokens and passes, and tickets From California Lottery known as Lotto.

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

As mentioned, ten million shares have been issued at a par value of 001. A total of 100 million shares are authorized with 80 million as common shares and 20 million as preferred. The preferred stock will not be convertible so once issued no dilution of Earnings per Share will be needed. The company intends to raise additional capital through the issuance of stock to enable it to expand. Management estimates that $50,000 is needed to move forward the first year. Of the ten million shares issued, nine million were issued to Tak Hiromoto.

He then transferred one million shares to Herman Alexis & Co., Inc. for assisting the company. The remaining one million shares are broken down with 977,500 owned by MAS Capital, Inc. and the remaining 22,400 owned by a large number of small investors.

NOTE  16.    INTRODUCTION to  MERGER

The joining of the companies was accomplished by an introduction to MAS Acquisition XXI Corp. by Herman Alexis & Co., Inc. to the Hiromotos. Neither party knew each other before this introduction

NOTE  17.   EARNINGS  PER  SHARE

The  company calculates net income or Earnings per Share as required by SFAS
No. 128. Earnings per share are calculated by dividing net income by the average number of outstanding shares. No shares are convertible so dilution is not an issue.

The following represents the calculation of earnings per share:
BASIC  &  DILUTED*


                For the three months ended       For the six months ended
                         March 31,                        March 31,

                    2003           2002              2003          2002


Net  income     $  (5,197)      $  (6,237)         $ (289)        $ 5,507

Less- preferred
stock dividends        --              --              --              --

                -----------     ------------      -----------   ----------
Net  income     $  (5,197)      $  (6,237)         $ (289)        $ 5,507


Weighted average
number of
common shares   10,050,000     10,050,000        10,050,000    10,050,000


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

DESCRIPTION OF BUSINESS

Business Development


Telecom Communications, Inc. was incorporated on January 6, 1997 in the State of Indiana under the corporate name MAS Acquisition XXI Corp. Prior to December 21, 2000, we were a blank check company seeking a business combination with unidentified business. On December 21, 2000, we acquired Telecom Communications of America which was a sole proprietorship doing business in Los Angeles, California since August 15, 1995 and changed our name to Telecom Communications Inc. In connection with this acquisition, Aaron Tsai, our former sole Officer and director was replaced by Telecom Communications of America's owners and associates. We issued 9,000,000 shares of our common stock or 90% of our total outstanding common shares after giving effect to the acquisition. MAS Capital Inc. returned 7,272,400 shares of common stock for cancellation without Any consideration.

Our principal executive offices are located at 827 S. Broadway, Los Angeles, CA 90014. Our telephone number is (310)515-6728.

Overview

The international long distance market has undergone considerable change in the last 10 years. It has matured to the point that three carriers share over 85% of the net revenue. The long distance business is poised for growth into the 21st century, and there are many underlying factors that will accelerate that growth.

At the forefront of this significant growth will be Telecom Communications, Inc.
(TCOM). The TCOM global network is a high-bandwidth, fiber-optic backbone with international capabilities that provides built-in redundancy and connections to major cities around the globe. In addition to the backbone, TCOM also manages interconnections with other networks to provide end-to-end service to customers.

The accelerated growth and the economic development telecom markets will once again flourish in independent niches, coupled with the economic slowdown of other industries, international telecommunication will compel US companies to prospect undeveloped alternatives. TCOM has and will continue to create this opportunity for many organizations and people alike. To date, Company management and partners have been responsible for developing a complex hybrid proprietary system that will create distinct advantages for the company.

TCOM has an "intelligent network" that utilizes existing telecommunications infrastructure and next generation Internet Protocol Technology. The company is now building a high quality, privately managed telephony network with strong management and the strongest of partner relationships. We offer domestic and international service with a focus on international long distance. Our key domestic markets are Los Angeles, and our key international markets are Mexico, and the Asian Pacific countries. Los Angeles serves as a launch pad for our international network. TCOM is partnered with DigiLink to provide co-location and network connectivity.
                                      -10-

The TCOM system is phone-to-phone not PC-to-phone. Users are able to place a call or send a fax over our privately managed, worldwide network from a standard telephone or fax machine. The TCOM system also offers roaming services. By using a single account number customers can place a phone-to-phone call over our network from anywhere in the world using specific toll free access numbers. In order to maximize the use of the TCOM network the company also offers carrier transmission services. This can be a great source of recurring revenues for the company. Customers can access TCOM's interactive portal www.telecomcomm.com 24 hours a day from anywhere in the world. The company is also well positioned to capitalize on the convergence of all voice, data, and Internet and E-Commerce applications.

Our network provides us with several key strategic partnerships in such Important countries as Mexico, Negeria, China the United Kingdom, Hong Kong, Indonesia and Taiwan. TCOM's new global private line and frame relay services enable customers to connect major locations with branch offices or remote facilities around the world. The TCOM business model is focused on 3 distinct areas: B to B, B to C and the Wholesale Service Markets, and fully scalable in all areas.

B-to-B is the international business customer. Most all-international businesses use a significant amount of international long distance service at very high rates. These are typically large accounts that are a good source of recurring revenues. A typical corporate account in this area would be Chinese import/export companies, garment companies etc.

The B to C area is referring to the Prepaid Calling Card or PIN Distribution market. The company's focus here is on the master distributors that have an existing customer base and purchase in bulk, not the actual individuals using the cards. This is a very large market. Places like little Korea and Chinatown in Los Angeles and San Francisco place many calls from their neighborhoods in the United States to their homeland. There is also a large demand for calls between Mexico and our two key domestic markets, Los Angeles and Dallas. Also in this category are Universities and colleges.

The third area of focus for TCOM is the Wholesale Service Market. Because of the sophistication and quality of our network we are able to provide carrier services to small and medium size telephone companies. The deregulation of the telecommunication industry has allowed several smaller telephone companies to enter the market. Most have a focus, however, on marketing and not on their networks. TCOM has focused on the quality, power, and scalability of its network first, thus allowing us to be a provider of service to other telephone companies. This is a major advantage for TCOM and a tremendous source of recurring revenues for us. Sample customers in this area: NTT - Japan; Dosi - Korea; Telba - Brazil; EDC - London, Tradenet - Indonesia and Singapore; USItel
- USA.

RESULTS  OF  OPERATIONS


Net  Income

The Company had a net loss of $5,197 for the three months ended March 31, 2003, versus a net loss of $6,237 for the same period ended March 31, 2002, an decrease of $1,040. The change in net loss for the period was primarily attributable to a decrease in gross profit $17,964 due to less revenues during the quarter.

The Company had net loss of $289 for the six months ended March 31, 2003, versus net income of $5,507 for the same period ended March 31, 2002, a decrease of $5,796. The change in net loss for the period was primarily attributable to a decrease in gross profit $23,351 due to less revenues during the period.

Sales

Revenues were $101,131 for the three months ended March 31, 2003, Versus $108,288 for the three months ended March 31, 2002, a decrease of $6,157 Or 7%. Revenues were $202,537 for the six months ended March 31, 2003, versus $214,912 for the six months ended March 31, 2002, a decrease of $12,375 or 6%.

The decrease in sales for both periods was primarily due to competitive Prices within the telecommunications industry. Gross margins remained relatively constant for both periods.

Expenses

Total expenses were $21,105 for the three months ended March 31, 2003, Versus $36,162 for the three months ending March 31, 2002, a decrease of $15,057 or 42%. Total expenses for the six months ended March 31, 2003, were $41,047, Versus $50,976 for the six months ended March 31, 2002, a decrease of $9,929 or 20%. The Company realized a decrease in its total expenses during fiscal year 2003.

Liquidity and Capital Resources

On March 31, 2003, the Company had cash of $17,532. This compares with cash 25,920 at March 31, 2002. Net cash used in operating activities was $ 5,484 for the six months ended March 31,2003 as compared with net cash provided by operating activities of $ 7,002 for the six months ended March 31, 2002. Cash provided by financing activities totaled $-0- for the six months. Ended March 31, 2003 as compared with net cash used in financing activities of $-0- for the six months ended March 31, 2002. There are no line of credit and capital expenditures at this time.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None
Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

Market Information

Public trading market currently exists for our common stock.  On December
21, 2002 the Company's stock became eligible to be listed on the Over-the Counter Bulletin Board under the symbol "TCOM". We cannot predict whether a more Active market will develop in the future. In the absence of an active trading market: investor may have difficulty buying and selling or obtaining market quotations, visibility for our common stock may be limited and; a lack of visibility of our stock may have a depressive effect on the market price for our common stock

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits

99.1              Certification by Chief Executive Officer

99.2              Certification by Principle Accounting Officer

Articles of Incorporation as amended and bylaws are incorporated by Reference to Exhibit No. 3 of Form SB-2 as amended filed November 28, 2001.


b) Reports on Form 8-K


None.

SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant Caused this report to be signed on its behalf by the undersigned, duly authorized

TELECOM COMMUNICATIONS, INC.


SIGNATURE                      TITLE                                DATE
- ------------------           ----------                          --------

/s/ Tak Hiromoto           CEO, President and Director         May 20, 2003
- -------------------
Tak Hiromoto



/s/ Elizabeth Hiromoto    Secretary, Treasurer and Director      May 20, 2003
- -----------------------
Elizabeth Hiromoto




                              ROBERT G. ERCEK, CPA
                            1756 West Ave. J-12 #107
                       Lancaster, CA 93534 (661) 726-9448


               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

I here by consent to the use of this Registration statement on Form 10QSB of my report dated May 12, 2003 relating to the comparative financial statements of Telecom Communications Inc. as of March 31, 2003 and 2002 respectively.



Dated May 12, 2003                          Robert G.  Ercek
Lancaster, California                      /s/: Robert G. Ercek
                                          -------------------------

                                           Certified Public Accountant

CERTIFICATIONS

I, Tak Hiromoto, the Chief Executive Officer of Telecom Communications, Inc. certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Telecom Communications, Inc.;

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

Date: May 20, 2003

                                      /s/ Tak Hiromoto
                                      --------------------------------------
                                      Tak Hiromoto, Chief Executive Officer
                                       and Principle Accounting Officer