Form 10-Q
period 2003-06-30
TELECOM COMMUNICATIONS INC
filed 2003-08-15
CIK 1139570

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB




[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2003

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

Yes [x] No [ ]

Number of shares of common stock outstanding as of June 30, 2003: 13,399,000

ITEM 1. FINANCIAL STATEMENTS

      Balance Sheets

      June 30, 2003 (Unaudited) ---------------------------------------------3

      Statement of Operations (Unaudited)

      For the Three Months Ended June 30, 2003 and 2002 ---------------------4

      Statement of Cash Flows (Unaudited)

      For the Nine Months Ended June 30, 2003 and 2002 ----------------------5

      Notes to Consolidated Financial Statements    ----------------------6-11

      Item 2. Management's Discussion and Analysis and Plan of Operation ------------------------------------------------12

PART II. Other Information

      Item 1. Legal Proceedings --------------------------------------------13

      Item 2. Changes in Securities and Use of Proceeds --------------------13

      Item 3. Defaults Upon Senior Securities ------------------------------13

      Item 4. Submission of Matters to a Vote of Security Holders ----------13

      Item 5. Other Information --------------------------------------------13

      Item 6. Exhibits and Reports on Form 8-K -----------------------------14

      Signatures --------------------------------------------------------15-17

ITEM 1. FINANCIAL STATEMENTS



                          TELECOM COMMUNICATIONS INC.
                                 BALANCE SHEETS
                          AT JUNE 30, 2003 (UNAUDITED)


                                             (Unaudited)
                                            June 30, 2003

ASSETS
-----------------------------------------
Current Assets
-----------------------------------------

Cash in banks (note 4)                         $  10,117
Inventory (note 5)                                 4,000
TOTAL CURRENT ASSETS                              14,117
                                                --------

PROPERTY AND EQUIPMENT, NET                           0
----------------------------------------
TOTAL ASSETS                                   $  14,117
                                               =========

LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------------
CURRENT LIABILITIES
----------------------------------------
Income taxes payable (note 14)                  $   800
                                                --------
TOTAL CURRENT LIABILITIES                           800

LONG TERM LIABILITIES                                 0

OFFICERS LOAN                                 $  1,000

TOTAL LONG TERM LIABILITIES                    $  1,000

TOTAL CURRENT LIABILITIES                      $  1,800

STOCKHOLDERS' EQUITY (NOTE 15)
-----------------------------------------
COMMON STOCK ($.001 PAR VALUE,
80,000,000
SHARES AUTHORIZED:
13,399,000 ISSUED AND OUTSTANDING)             $ 13,349
Preferred stock ($.001 par value, 20,000,000
shares authorized                                     0
non issued and outstanding)
50,000 SHARES ISSUED @.50                        25,000
CAPITAL REDUCTION                               (86,779)
RETAINED  EARNING                              $ 60,747
                                                --------
TOTAL CAPITAL                                  $ 12,317

TOTAL LIABILITIES AND
CAPITAL                                        $ 14,117
                                               =========

                          TELECOM COMMUNICATIONS INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
           FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2003 AND 2002



                        Three Months    Nine Months    Three Months     Nine Months
                            Ended           Ended           Ended           Ended
                        June 30, 2003   June 30, 2003   June 30, 2002   June 30, 2002

INCOME (NOTE 2):
- ------------------
Phone calls              $    25,881        115,686         48,930          118,725
Lotto tickets (net)               18            647            912            4,342
Bus tokens                    42,814        191,191         90,565          286,016
Bus passes                       214          1,402          1,568            5,225
Checks cashed (net)              876          3,701          2,868            7,061
Money Grams (net)                341          1,704          1,024            4,410
                            ----------   ------------     ----------     ----------
TOTAL                         70,144        314,330        145,867          425,779
                            ----------   ------------     ----------     ----------
COST OF GOODS SOLD
- -----------------

Phone call costs              20,964          86,717         30,576          64,004
Bus token costs               39,171         174,756         83,319         261,304
Bus pass costs                   133           1,332          1,490           4,989
TOTAL COST OF SALES           60,268         262,805        115,385         330,297
                           ----------     -----------    ------------   -------------
GROSS PROFIT              $    9,876       $  51,525       $ 30,482          95,482
                           ----------     -----------     ------------   ------------

OPERATING EXPENSES:
- ------------------

General & administrative  $  14,656        $  55,703       $ 19,184          70,160
TOTAL EXPENSES               14,656           55,703         19,184          70,160
                            ---------      -----------     -----------   ------------

PRE-TAX INCOME              (4,780)          (4,178)         11,298          25,322
                             ---------      -----------    -----------   ------------

INCOME TAX (PROVISION)
BENEFIT                          0               800           2,317          6,152
                            -----------     -----------    -----------    ----------
NET INCOME                  (4,780)         $ (4,978)       $  8,585         19,170
                            -----------     -----------    -----------   ------------
Net income per common share
basic & fully diluted     $       **       $     **      $       **        $     **
                            -----------     -----------    -----------   ------------
Weighted average common
shares outstanding         13,399,000       13,399,000      10,050,000     10,050,000
                            -----------     -----------    -----------   ------------

** Less than $.01


                          TELECOM COMMUNICATIONS INC.
                      STATEMENT OF CASH FLOWS (UNAUDITED)
                FOR THE NINE MONTHS ENDED JUNE 30, 2002 AND 2003

CASH  FLOWS FROM OPERATING ACTIVITIES:                    2002            2003
- ------------------------------------------------------------------------------
Net income                                             $19,170          (4,978)
Adjustments to reconcile net income to net                   0               0
cash used in operating activities:                           0               0
Common stock issued for services                             0               0
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses                    4,014            (383)

(393)
                                                    -----------     ------------

NET CASH PROVIDED BY (USED IN)
Operating activities                                    23,184          (5,361)
- ------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
- -------------------------------------

SHAREHOLDER DISTRIBUTIONS

Net cash used in financing activities                        0                0
Net cash used in investing activities                  (39,216)         (18,427)
Net increase (decrease) in cash and cash equivalents   (16,032)         (23,788)

CASH AND CASH EQUIVALENTS:
- ------------------------------------

Beginning of period                                     25,920            33,905
                                                     -------------      --------
ENDING CASH BALANCE                                    $ 9,888          $ 10,117


                                                     -------------      --------

                           TELECOM COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           June 30, 2003 (UNAUDITED)


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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at June 30, 2003, the results of operations for the three and nine month periods ended June 30, 2003 and 2002, and cash flows for the nine months ended June 30, 2003 and 2002. The results for the period ended June 30, 2003, are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 2003.

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

The following represents the calculation of earnings per share:

                          For the three months ended   For the nine months ended
                                      June 30                  June 30

BASIC & DILUTED*                 2003         2002         2003         2002
- ----------------              ------      -------       ------      -------
Net income                     $(4,780)      $8,585      $(4,178)     $19,170

Less preferred stock dividends     --         --            --            --
Net income                     $(4,780)      $8,585      $(4,178)     $19,170

Weighted average number
of common shares            13,399,000   10,050,000    13,399,000    10,050,000
                            ----------  ------------  ----------    -----------

Basic & diluted
earnings per share             $   **      $   **        $   **         $   **
                            =========   =========     =========       =========

*There were no common stock equivalents for either period presented. ** Less than $.01

NOTE  17.  DEFERRED  TAXES

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

NOTE 18.  SEGMENT REPORTING

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

NOTE 19. CHANGES IN SECURITIES

Form S-8 was filed on June 11, 2003 for 2.5 million shares for the services of employees and consultants. As of June 30, 2003, total of 13,399,000 is issued and outstanding.


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

The TCOM system is phone-to-phone not PC-to-phone. Users are able to place a call or send a fax over our privately managed, worldwide network from a standard telephone or fax machine. The TCOM system also offers roaming services. By using a single account number customers can place a phone-to-phone call over our network from anywhere in the world using specific toll free access numbers. In order to maximize the use of the TCOM network the company also offers carrier transmission services. This can be a great source of recurring revenues for the company. Customers can access TCOM's interactive portal 24 hours a day from anywhere in the world. The company is also well positioned to capitalize on the convergence of all voice, data, and Internet and E-Commerce applications.

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

The third area of focus for TCOM is the Wholesale Service Market. Because of the sophistication and quality of our network we are able to provide carrier services to small and medium size telephone companies. The deregulation of the telecommunication industry has allowed several smaller telephone companies to enter the market. Most have a focus, however, on marketing and not on their networks. TCOM has focused on the quality, power, and scalability of its network first, thus allowing us to be a provider of service to other telephone companies. This is a major advantage for TCOM and a tremendous source of recurring revenues for us. Sample customers in this area: NTT - Japan; Dosi - Korea; Telba - Brazil; EDC - London, Tradenet - Indonesia and Singapore; USItel
- - USA.

RESULTS OF OPERATIONS

Net Income

The Company had a net loss of $4,780 for the three months ended June 30, 2003 versus a net income of $8,585 for the same period ended June 30, 2002, a decrease of $13,3654. The change in net income for the period was primarily attributable to less revenues during the quarter.

The Company had net loss of $4,978 for the nine months ended June 30, 2003, versus net income of $19,170 for the same period ended June 30, 2002, a decrease of $24,148.The change in net income for the period was primarily attributable to a decrease in gross profit due to less revenue during the period.

Sales

Revenue was $70,144 for the three months ended June 30, 2003, versus $145,867 for the three months ended June 30, 2002, a decrease of $75,723 or 48%. Revenues were $314,330 for the nine months ended June 30, 2003 and $425,779 for the nine months ended June 30, 2002, a decrease of $111,449 or 26%. The decrease in sales for both periods was primarily due to competitive prices within the telecommunications industry.

Expenses

Total expenses were $14,656 for the three months ended June 30, 2003, versus $19,184 for the three months ended June 30, 2002.Total expenses for the nine months ended June 30, 2003, were $55,703 versus $70,160 for the nine months ended June 30, 2002, a decrease of $14,457 or 21%. The company realized a decrease in its total expenses during fiscal year of 2003.

Liquidity and Capital Resource

On June 30, 2003, the Company had cash of $33,905. This compares with cash $25,920 at June 30, 2002. Net cash used in operation activities was $23,788 for the nine months ended June 30, 2003 as compared with net cash provided by operating activities of $16,032 for the nine months ended June 30, 2002. Cash provided by financing activities totaled $-0- for the nine months ended June 30, 2003 as compared with net cash used in financing activities of $-0- for the nine months ended June 30, 2002. There are no line of credit and capital expenditures at this time.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Mas Financial Corp. and Aaron Tsai filed a lawsuit against the Company in August, 2002 in the Vanderburgh County alleging breach of contract.
The suit is being strongly contested and counterclaim was filed on October 15, 2002 against Aaron Tsai alleging fraud and breach of contract


Item 2. Changes in Securities

Common Stock

Form S-8 was filed on June 11, 2003 for 2,500,000 for employees and consultants.

The Company issued 350,000 shares of common stock to Elizabeth Hiromoto ,an officer and director of the Company, and 750,000 shares of common stock to her daughter, Michelle, the founder of the Compan's predecessor, although she is no longer affiliated with the Company.

On January 1, 2003, the Company entered into an agreement with a consultant to provide services in corporate management, business opportunities and merger and acquisition. The term of this agreement was for twelve months; the Company issued such consultant 500,000 shares of its common stock for these services.

On January 9, 2002, the Company entered into an agreement with a consulting service company to prepare and file SEC filings for the Company.
The term of this agreement was for six months. The Company issued such consultant 59,000 shares of its restricted stock for these services.

On Mach 19, 2003, the Company entered into an agreement with a service company to assist the Company with sales training, strategic planning and marketing consulting services. The term of this agreement was for twelve months. The Company issued such consultant 100,000 shares of its common stock for these services.

The Company entered into a verbal agreement with a employee, to pay the employee with the Compan's restricted stock instead of cash. The Company issued 700,000 shares of its restricted stock for the service for twenty-four months period starting January 11, 2001.

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

a)  Exhibits

31       Certification by Chief Executive Officer and Principle
         Accounting Officer Pursuant to Section 302

32.1     Certification by Chief Executive Officer Pursuant to Section 906

32.2     Certification by Principle Accounting Officer Pursuant to Section 906

Articles of Incorporation as amended and bylaws are incorporated by Reference to Exhibit No. 3 of Form SB-2 as amended filed November 28, 2001

b)  Reports on Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant Caused this report to be signed on its behalf by the undersigned, duly authorized

TELECOM COMMUNICATIONS, INC.


SIGNATURE                      TITLE                                DATE
- - ------------------           ----------                          --------

/s/ Tak Hiromoto           CEO, President and Director         August 12,2003
- - -------------------
    Tak Hiromoto



/s/ Elizabeth Hiromoto    Secretary, Treasurer and Director    August 12, 2003
- - -----------------------
    Elizabeth Hiromoto




                              ROBERT G. ERCEK, CPA
                            1756 West Ave. J-12 #107
                       Lancaster, CA 93534 (661) 726-9448


               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

I here by consent to the use of this Registration statement on Form 10QSB of my report dated August 11, 2003 relating to the comparative financial statements of Telecom Communications Inc. as of June 30, 2003 and 2002 respectively.



Dated August 9, 2003                          Robert G.  Ercek
Lancaster, California                      /s/: Robert G. Ercek
                                          -------------------------

                                           Certified Public Accountant