Form 10KSB
period 2003-09-30
TELECOM COMMUNICATIONS INC
filed 2004-01-23
CIK 1139570

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal period ended September 30, 2003


             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                        COMMISSION FILE NUMBER 333-62236


                          TELECOM COMMUNICATIONS, INC.
                          ----------------------------
        (Exact name of small business issuer as specified in its charter)


               Indiana                                 35-2089848
   -------------------------------         ---------------------------------
   (State or other jurisdiction of         (IRS Employer identification No.)
    incorporation or organization)


               74 Shanan Road, Panyu, Guangzhou, GD 511490, China
               --------------------------------------------------
                    (Address of principal executive offices)


                                 (8620)8487 9179
                           ---------------------------
                           (Issuer's telephone number)


                Securities registered under Section 12(b) of the
                        Securities Exchange Act of 1934:

      Title of Each Class       Name of Each Exchange on Which  Registered
      -------------------       ------------------------------------------
            None                                   None


                Securities registered under Section 12(g) of the
                        Securities Exchange Act of 1934:

                  None; report is filed pursuant to section 15D

                     COMMON STOCK, PAR VALUE $.001 PER SHARE
                     ---------------------------------------
                                (Title of Class)

Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or an amendment to this Form 10-KSB. [X]

State issuer's net revenues for its most recent fiscal year: $6,960,725

State the aggregate market value of the voting stock held by non-affiliates of the registrant on December 31, 2003 computed by reference to the closing bid price of its Common Stock as reported by the OTC Bulletin Board on that date ($0.90 per share): $4.95 million.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Number of shares of common stock outstanding as of December 31, 2003: 47,188,000

Number of shares of preferred stock outstanding as of December 31, 2003: None

                          TELECOM COMMUNICATIONS, INC.
                                   FORM 1O-KSB
                                TABLE OF CONTENTS


                                                                            Page

PART I.........................................................................1

    Item 1.  Description of Business...........................................1

    Item 2.  Description of Property...........................................8

    Item 3.  Legal Proceedings.................................................8

    Item 4.  Submission of Matters to a Vote of Security Holders...............9


PART II........................................................................9

    Item 5.  Market for Common Equity and Related Stockholder Matters..........9

    Item 6.  Management's Discussion and Analysis or Plan of Operation........11

    Item 7.  Financial Statements.............................................18

    Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure ......................................18

    Item 8A.  Controls and Procedures.........................................18


PART III......................................................................19

    Item 9.  Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(1) of the Exchange Act..............19

    Item 10. Executive Compensation...........................................20

    Item 11. Security Ownership of Certain Beneficial Owners and Management
               and Related Stockholder Matters................................21

    Item 12. Certain Relationships and Related Transactions...................21

    Item 13. Exhibits and Reports on Form 8-K.................................22

    Item 14. Principal Accountant Fees and Services...........................23

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Telecom Communications Inc. was incorporated on January 6, 1997 in the State of Indiana under the corporate name MAS Acquisition XXI Corp. Prior to December 21, 2000, we were a blank check company seeking a business combination with an unidentified business. On December 21, 2000, we acquired Telecom Communications of America that was a sole proprietorship doing business in Los Angeles, California since August 15, 1995 and changed our name to Telecom Communications Inc. In connection with this acquisition, Aaron Tsai, our former sole officer and director was replaced by Telecom Communications of America's owners and associates. We issued 9,000,000 shares of our common stock or 90% of our total outstanding common shares after giving effect to the acquisition. MAS Capital Inc. returned 7,272,400 shares of common stock for cancellation without any consideration.

On September 30th, 2003, Telecom Communications, Inc. ("Telecom") consummated a Stock Purchase Agreement with Arran Services Limited ("Arran") and its sole shareholder, Mr. Fred Chiyuan Deng, for the acquisition of all of the capital stock of Arran, a British Virgin Island corporation. In exchange for the capital interest, Mr. Deng and his designate received a total of 23.8 million shares of Telecom common stock, representing approximately 64% of the outstanding shares of Telecom. On December 31, 2003, TCOM acquired extra 20% interest of IC Star MMS from Auto Treasure Holdings Limited, 100% owned by Mr. Fred Deng, for a consideration of 9,889,000 shares of TCOM common stock and 10,000,000 warrants to purchase 10,000,000 TCOM common stock at $2 per share. As a result, TCOM owns 100% of IC Star MMS as of December 31, 2003.

On the closing of the Stock Purchase Agreement, Mr. Deng was elected chairman and CEO. Mr. Ou Zhixiong, and Ms. Lijian Deng were elected as directors. In connection with the acquisition, Mr. Tak Hiromoto resigned as chairman and CEO of Telecom, but continues as President and as a director of Telecom. Ms. Elizabeth Hiromoto continues as a director and Secretary of Telecom. On December 31, 2003, Mr. Tak Hiromoto and Ms. Elizabeth Hiromoto resigned as director, President and Secretary, respectively. Mr. Fred Deng was appointed as President while Ms. Lijian Deng was appointed as Secretary.

On September 30, 2003, Telecom discontinued its current operations in the U.S.

OVERVIEW

Our wholly-owned subsidiary, Arran Services Limited ("The Company") was founded on December 3, 2001 and commenced its operations in January 2003. Arran, through its acquisition of partially-owned subsidiaries, is engaged in the construction of communication infrastructure and residential and commercial buildings and is a content provider focused on design and development of entertainment content. Arran is targeting users of mobile devices such as mobile phone and PDA's. The Company has been working together with other local Chinese companies to develop telecommunication value-added service application software and system integration for commercial, industrial, cultural and educational usage.

The participation in the communication infrastructure construction, through regular construction company, allows the Group to leverage its strength of content development in delivering its services to boarder communities. Network infrastructure has always been considered as the necessary fundamental necessity for telecommunication industry.

By contracting with various service providers, the Company expands its delivery capacity across China by providing lifestyle information to end-users through Short Message Service, Multimedia Messaging Service or other wireless devices. IC Star MMS Limited, one of its subsidiaries, has entered into a service agreement with a distribution partner in China, namely IC Soft. The aforesaid service agreement would enable the Company to distribute its latest entertainment news and lifestyle information contents through the distribution partner to subscribers of China Mobile and China Unicom across China.

On January 1, 2003, the Company acquired from its principal shareholder his 60% ownership in Panyu No. 6 Construction Company Limited.

INDUSTRY BACKGROUND

INTRODUCTION OF MOBILE BUSINESS

The Internet and world-wide web have introduced a new set of business challenges. It offers no time constraints or geographical boundaries, and opens up more communication, interaction and transaction channels than ever before. Fixed line Internet access has propelled many "bricks-and-mortar" companies into the Internet age, following which the convergence of wireless devices and the Internet create the second wave of change across industries.

Mobile business represents the convergence of mobile telephony and Internet technologies and a removal of the limitation or restrictions that exist today in the "wired" world. It is characterized by its ability to deliver multiple information types from multiple devices over multiple networks to users with multiple needs, as demonstrated in the following table:

                                        COMMUNICATION        APPLICATION/
 SERVICES         DEVICES               TECHNOLOGY           CONTENTS
 --------         -------               -------------        ------------
 Communications   PC                    FIXED                Information Portal
 Information      Hand-Held Device      o Analogue Phone     Infrastructure
 Finance          Data-Enabled Mobile   o ISDN               Applications
 Commerce          Phone                o Broadband          End User
 Advertising                              (ADSL, XDSL)         Applications
 Entertainment    ITV                   MOBILE               E-Markets
                  Set-Top Box           o 2G (e.g. GSM)      Legacy
                  Internet-Capable      o 2.5G (e.g. GRPS)
                  Console               o 3G (e.g. UMTS)
                  Home PC Substitute    SHORT RANGE
                  Screen Phone          o Blue Tooth
                                        o 802.11

NETWORK TECHNOLOGIES

GSM - GSM (Global System for Mobile Communication) operates in the 900 MHz and the 1800 MHz (1900MHz in the US) frequency bands and is the prevailing mobile standard in Europe and most of the countries in the Asia Pacific region. It provides simple wireless voice transmission and minimal data services.

GPRS - GPRS (General Packet Radio Service) is a packet switched wireless protocol as defined in the GSM standard that offers instant access to data networks. It permits a fast transmission speed of up to 115 Kbps. The advantage of GPRS is that it provides an " always on" connection (i.e. instant IP connectivity) between the mobile terminal and the network. GPRS is the first transport mode to allow full instant Internet access and will enable a wide range of applications.

3G - 3rd Generation (3G) is the generic term for the nest big step in mobile technology development. It is a new generation of mobile communication service that has surpassed the limited services of the existing voice communication with higher speed of transmission and bandwidth. It can used to transmit text, digitized voice, video and multimedia data at a rate up to 2 Mbps in a fixed or stationary wireless environment and 384-Kbps in a mobile environment.

SERVICE TECHNOLOGIES

SMS - SMS (Short Message Service) has provided the ability to send and receive text message to and from mobile phones. Each message can contain up to 160 alphanumeric characters. About 90% of SMS message are voice mail notifications or simple person-to-person messaging. The remaining messages are various st of them is mobile information services, such as news, stock process, sport, weather, horoscope, jokes etc. In addition, SMS e-mail notification, SMS chat and downloading of ringing tones have also have been offered. SMS is an ideal technology for pushing information from one-to-one or one-to-few.

WAP - WAP (Wireless Application Protocol) is an open, global standard for mobile solutions, including connecting mobile terminals to the Internet. WAP based technology permits the design of interactive, real-time mobile services for smart phones or communicators. The advantage of WAP is user friendly and much easier to receive and react to information on mobile telephone.

MMS - MMS (multimedia messaging service) is one of the recent developments in mobile messaging. MMS provides automatic and immediate delivery of personal messages. Unlike the SMS however, MMS allows mobile phone users to enhance their messages by incorporating sound, images, and other rich content, transforming it into a personalized visual and audio message. With MMS, it is not only possible to send your multimedia messages from one phone to another, but also from phone to email, and vice versa. This feature dramatically increases the possibilities of mobile communication, both for private and corporate use.

TELECOMMUNICATION IN CHINA

The telecommunications industry in China has experienced a rapid growth in recent years. According to the Ministry of Information Industry, the total number of wireless access lines in services increased from 108.8 million at the end of 1999 to 249.9 million by the end of September 2003, representing a compound annual growth rate of 24.6%. As the result of the increasing demand for information demand and technology development, the market for data communication and Internet services in China also experienced a rapid growth during the same period. The number of Internet users in China increased from 8.9 million at the end of 1999 to 53.8 million at the end of September 2003, representing a compound annual growth rate of 60%.

According to Strategy Analytics, an independent international research and consulting firm, there will be approximately 1.5 billion mobile phone subscribers by 2004 in developed markets. In addition, Strategy Analytics considered that cellular data services will become more important in the future and it will account for approximately 36% of total mobile revenue in 2010.

MOBILE DATA USAGE

According to Interfax Information Services, China's mobile phone users are expected to send more than 120 billion short messages this year, creating a market value as high as RMB 12 billion (USD 1.4 billion) for the year of 2003. By the end of June 2003, China Mobile has recorded a total of 40.7 billion SMS for the first six month of 2003 and Unicom also recorded 11.7 billion of SMS for the same period. China's mobile phone users sent 90 billion short messages last year, accounting for about a quarter of the total in the world. A latest survey conducted by Kongzhong.com, a value-added mobile service provider based in Beijing, showed about 40% of users between 18 and 60 have used the SMS service. Approximately 57% are using SMS to chat and play online games, ranking the first among all applications. Other major applications of SMS include online news, financial information, handset pictures and ring tone downloads. Subscription services account for a large share of mobile data's increased popularity. The new services are being aggressively promoted by service providers, including the listed Internet portals Sohu.com, Sina.com and Netease.com and many smaller players. Dating services and games with cash prizes have emerged as leading drivers of mobile data use. Long offered on mainstream Internet sites, their mobile incarnations generally require customers to subscribe, driving up revenue for service providers.

The most significant growth for the sector, however, is likely to come from increased SMS usage by existing SMS users. China Mobile's "Monternet" and Unicom's "Uni-Info" mobile data revenue-sharing schemes are now well established with consumers and with third party service providers that offer content. With the models in place and revenue sharing between operators and service providers now taking place, the structure is positioned to scale as new service providers attract more SMS usage with a diversity of new content and services targeting the growing base of mobile subscribers.

DRIVERS OF SMS GROWTH IN CHINA
 ------------------------------------------------------------------------------
 Ease of Use       No need to register, no complicated set up required
 ------------------------------------------------------------------------------
 Low Price         RMB 0.1/message for contract subscribers;
                   RMB 0.15/message for pre-paid
 ------------------------------------------------------------------------------
 Viral Marketing   Friends send to friends, teaching each other how to send and receive
 ------------------------------------------------------------------------------
 Always On         Service is available whenever and wherever the mobile phone is turned on
 ------------------------------------------------------------------------------

According to WTO accords, foreign firms are now permitted to invest in service providers, further boosting China's SMS market. Service providers and the operators themselves are actively exploring cross-media SMS events that bridge television and print media together with SMS. SMS interconnection between China Mobile and Unicom networks in 2002 and 2003 was also a major driver of SMS growth.

THE WARMING UP OF MMS

According to www.thefeature.com, building on the success of SMS messaging in China with 90 billion SMS messages sent in 2002, analysts are expecting MMS to be a huge phenomenon in the wireless communication scene. Three factors are expected to drive the mass adoption of MMS. Firstly, half of the nation-wide subscriber base changes mobile handsets yearly. Color-screen handsets from both foreign and domestic manufacturers are just being introduced and are expected to generate significant sales among early adopters this year. Secondly, the introduction of new GPRS- and MMS-based services that will fully utilize the features on those new handsets, many believe that 2.5 G is almost assured of success in China. Thirdly, to encourage Internet service providers to develop more MMS content, China Mobile raised the revenue share ratio, and now 85% of the MMS revenue goes to the Internet service providers, while the company takes the remaining 15%. This compares too favorably to the 80:20 revenue share ratio for plain -text SMS services.

Gartner Dataquest predicts that SMS traffic will peak around 2003 before it is to be overtaken by multimedia messaging traffic. MMS revenue will double from the current $13.4 billion to around $22.3 billion by 2006. Other analysts are even more bullish, Ovum says that by 2007, the MMS market will be worth around $70 billion.

PRODUCTS AND SERVICES

GENERAL CONSTRUCTION AND NETWORK INFRASTRUCTURE CONSTRUCTION - Through its construction company in Guangzhou, the Group provides general construction to residential community, commercial, cultural and digital community. Construction includes setting up of broadband and fiber cable system over communities, LAN/WAN and Wi-Fi, internet/intranet/TV and wireless data communications network infrastructure. Also, our primary mission is to develop real estate in China by taking advantage of China's strong economic growth, which we believe, based on management's past experience, will result in an increasing need for top quality office space and residential homes.

MY STAR FRIENDS - Besides the construction business that provided us the opportunity of penetrating our brand name, products and services into small community, we have created the original Star SMS/MMS called (My Star Friends) community. It allowed subscribers to communicate with the Star by SMS/MMS using service provider's platform.

ENTERTAINMENT NEWS - a monthly package for subscribers to receive latest entertainment news about Asia stars.

SOFTWARE PROGRAM DEVELOPMENT - IC Star MMS Ltd, a subsidiary of the Group, has been working with Aixi Software Limited to develop software programs that is specifically provided to service providers in the wireless messaging services in China. One of this software is the SMS/MMS Information Manager System software that will generate sales via revenue sharing model with service providers. The company is to launch SMS/MMS Call Center CRM System (Enterprise version) to service providers in the coming months.

BUSINESS STRATEGIES

Currently, we have participated in the telecommunication infrastructure industry through the construction company. In future, we hope to grow rapidly through the signing of cooperation agreement with local Chinese service providers who have huge user base in order to increase our market share in the content provider service sector. We will also diversify our business by developing telecom and Internet value-added products and software to our existing contracted service providers and its user base. A multiple effect on sales volume is expected when more agreement is entered into with local service providers across China.

We will leverage our huge wireless and Internet user base, through service providers, by providing up-to-dated content, including Stars interactive messaging, games, news, ring-tone and other trendy products to meet our expected growth.

STAREASTNET LIMITED

StarEastNet Limited, an 80% owned subsidiary, is a Hong Kong company with its major business in entertainment services. It maintains a website www.stareastnet.com which collects information on celebrities of Hong Kong and Asia. www.stareastnet.com is considered to be the first such Internet webpage that targets global Chinese for Asian stars. Arran Services Limited acquired 80% of its holding company, Superb Quality Limited on January 2003 for its entertainment content and its present in the Chinese community. StarEastNet Limited has been recording a loss since the acquisition. The Group has decided to sell it on November 20, 2003 for a consideration of $200,000.

PANYU NO.6 CONSTRUCTION COMPANY LIMITED

We are currently holding a 60% interest in Panyu No.6 Construction Company Limited ("Panyu") located at Guangzhou, China. Panyu is an integrated construction company that has most of its construction project in the Guangzhou area. It provides general construction for the area from residential community, hospital, commercial and cultural building blocks as well as digital communities. About 50% of its integrated construction project is on network infrastructures which is mainly for communication through the setting up of broadband and fiber cable system over communities, LAN/WAN and Wi-Fi, Internet/intranet/TV and wireless data communications network infrastructure for all telecom communications and electrical appliances.

Our primary mission is to develop real estate in China by taking advantage of China's strong economic growth, which we believe, based on management's past experience, will result in an increasing need for top quality office space and high-end residential luxury homes. Currently, we plan to complete the development of our existing land with residential homes and commercial space for sale. Our primary investment objective is to realize capital appreciation from the sale of the properties within three to five years after such properties have been developed or purchased . Our secondary investment objective is to generate cash from the properties by the leasing of commercial space; in particular, ground level retail space. Once a project is completed and fully operational, we intend to sell our interest in such project, thereby generating funds for further development projects.

IC STAR MMS LIMITED (FORMERLY KNOWN SINO SUPER LIMITED)

IC Star MMS Limited is a China-based local information and services affiliate network. It has contracted with more than 2,000 websites and collected all of their Internet and mobile phone users to be the online/offline members. ICStarMMS.com, through IC China network, links lifestyle infotainment with local communities across China. It has created the original Star SMS/MMS called "My Star Friends" community. It allows subscribers of the contracted Service Providers to communicate with the Star by SMS/MMS through China Mobile's network. On December 31, 2003, TCOM acquired extra 20% interest of IC Star MMS from Auto Treasure Holdings Limited, 100% owned by Mr. Fred Deng, for a consideration of 9,889,000 shares of TCOM common stock. As a result, TCOM owns 100% of IC Star MMS as of December 31, 2003.

RISK FACTORS AFFECTING OUR FUTURE RESULTS OF OPERATIONS

Our future results of operations involve a number of risks and uncertainties. With any business undertaking and their inherent unforeseeable risk in conducting business, the following paragraphs discuss a number of risks that could impact the company's financial condition and results of operations.

(a) COUNTRY RISK

Currently, the Company's revenues are derived from sale of its contents, software and services to customers in the Peoples Republic of China (PRC). The Company hopes to expand its operations to countries outside the PRC, however, such expansion has not been commenced and there are no assurances that the Company will be able to achieve such an expansion successfully. Therefore, a downturn or stagnation in the economic environment of the PRC could have a material adverse effect on the Company's financial condition.

(b) PRODUCTS RISK

Our revenue-producing operations are limited and the information available about us makes an evaluation of us difficult. We have conducted limited operations and we have little operating history that permits you to evaluate our business and our prospects based on prior performance. You must consider your investment in light of the risks, uncertainties, expenses and difficulties that are usually encountered by companies in their early stages of development, particularly those engaged in international commerce. In addition to competing with other telecommunication and web companies, the Company could have to compete with larger US companies who have greater funds available for expansion, marketing, research and development and the ability to attract more qualified personnel if access is allowed into the PRC market. If US companies do gain access to the PRC markets, it may be able to offer products at a lower price. There can be no assurance that the Company will remain competitive should this occur.
Our real estate development business is subject to various risks including, without limitation, risks relating to the ability to locate and consummate the acquisition of suitable parcels of land, the availability and timely receipt of zoning, land-use, building, occupancy and other required regulatory permits or approvals, the cost and timely completion of construction (including risks from causes beyond our control, such as weather, labor conditions or material costs and shortages) and the availability of financing on favorable terms. These risks could result in substantial unanticipated delays or expense and, under certain circumstances, could prevent completion of development activities, any of which could have a material adverse effect on our business.

(c) EXCHANGE RISK

The Company generates revenue and incurs expenses and liabilities in Chinese renminbi, Hong Kong dollars and U.S. dollars. As a result, the Company is subject to the effects of exchange rate fluctuations with respect to any of these currencies. Since 1994, the official exchange rate for the conversion of renminbi to U.S. dollars has generally been stable and the renminbi has appreciated slightly against the U.S. dollar. However, given recent economic instability and currency fluctuations in the world, the Company can offer no assurance that the renminbi will continue to remain stable against the U.S. dollar or any other foreign currency. The Company's results of operations and financial condition may be affected by changes in the value of renminbi and other currencies in which its earnings and obligations are denominated. The Company has not entered into agreements or purchased instruments to hedge its exchange rate risks, although the Company may do so in the future.

(d) OUR FUTURE PERFORMANCE IS DEPENDENT ON ITS ABILITY TO RETAIN KEY PERSONNEL

Our future success depends on the continued services of executive management in the China. The loss of any of their services would be detrimental to us and could have an adverse effect on our business development. We do not currently maintain key-man insurance on their lives. Our future success is also dependent on our ability to identify, hire, train and retain other qualified managerial and other employees. Competition for these individuals is intense and increasing.

(e) OUR BUSINESS DEPENDS SIGNIFICANTLY UPON THE PERFORMANCE OF OUR SUBSIDIARIES, WHICH IS UNCERTAIN.

Currently, a majority of our revenues are derived via the operations of our subsidiaries. Economic, governmental, political, industry and internal company factors outside our control affect each of our subsidiaries. If our subsidiaries do not succeed, the value of our assets and the price of our common stock could decline. Some of the material risks relating to our partner companies include:

      - our subsidiaries are located in China and have specific risks associated with that;

      - Intensifying competition for our products and services and those of our subsidiaries, which could lead to the failure of some of our subsidiaries;

(f) A VISIBLE TRADING MARKET FOR OUR COMMON STOCK MAY NOT DEVELOP

Our common stock is currently traded on the Over-the-Counter Bulletin Board under the symbol "TCOM". The quotation of our common stock on the OTCBB does not assure that a meaningful, consistent and liquid trading market currently exists. We cannot predict whether a more active market for our common stock will develop in the future. In the absence of an active trading market:

      - investors may have difficulty buying and selling or obtaining market quotations;

      - market visibility for our common stock may be limited; and - a lack of visibility for our common stock may have a depressive effect on the market price for our common stock.

(g) LIABILITY RISK

We act as general contractor on our construction projects. Construction services are performed by us and by unaffiliated subcontractors. As a general contractor, we are responsible for the performance of the entire contract, including work assigned to unaffiliated subcontractors, and may be liable for personal injury or property damage caused by the subcontractors. It is a common business practice in China not to carry liability insurance. Should an uninsured loss or a loss in excess of insured limits under its general liability or excess liability insurance occur, such loss could have a material adverse effect on our business.

OTHER RISK FACTORS

There are several risks and uncertainties, including those relating to the Company's ability to raise money and grow its business and potential difficulties in integrating new acquisitions, especially as they pertain to foreign markets and market conditions. These risks and uncertainties can materially affect the results predicted. Other risks include the Company's limited operating history, the limited financial resources, domestic or global economic conditions, activities of competitors and the presence of new or additional competition, and changes in Federal or State laws and conditions of equity markets.

The company's future operating results over both the short and long term will be subject to annual and quarterly fluctuations due to several factors, some of which are outside the control of Genesis. These factors include but are not limited to fluctuating market demand for our services, and general economic conditions.

GOVERNMENTAL REGULATION

Effect of Probable Governmental Regulation on the Business

         As we expand our efforts to develop new products and services, we will have to remain attentive to relevant federal and state regulations. We intend to comply fully with all laws and regulations, and the constraints of federal and state restrictions could impact the success of our efforts.

         As our services are available in multiple states and foreign countries, these jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each such state and foreign country. New legislation or the application of laws and regulations from jurisdictions in this area could have a detrimental effect upon our business. We cannot predict the impact, if any, that future regulatory changes or developments may have on our business, financial condition, or results of operation.

         Our construction projects are subject to various laws and governmental regulations relating to our business operations and project developments, such as zoning requirements. We believe we are currently in compliance with all laws, rules and regulations applicable to our projects and properties and such laws, rules and regulations do not currently have a material impact on our operations. However, due to the increasing popularity and growth in development in the areas of China where our present and future projects will be developed and operated, it is possible that new laws, rules and/or regulations may be adopted with respect to our projects or proposed projects. The enactment of any such laws, rules or regulations in the future may have a negative impact on our projected growth, which could in turn decrease our projected revenues or increase our cost of doing business.

COST AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

         Our business is not subject to regulation under the state and federal laws regarding environmental protection and hazardous substances control. We are unaware of any bills currently pending in Congress that could change the application of such laws so that they would affect us.

COMPETITION

         Certain regions in China are currently being heavily expanded and developed with the assistance of its government. We anticipate that there will be extensive competition from other companies and businesses, including some large, multi-national hotel and resort developers. Our competitors include established real estate development companies. Many of our current and potential competitors have longer operating histories and financial, sales, marketing and other resources substantially greater than those of the Company. As a result, our competitors may be able to adapt more quickly to changes in customer needs or to devote greater resources than we can to the sales of our real estate projects. Such competitors could also attempt to increase their presence in our markets by forming strategic alliances with other competitors, by offering new or improved products or by increasing their efforts to gain and retain market share through competitive pricing. As the market for real estate development matures, price competition and ability to purchase prime real estate for development has intensified and is likely to continue to intensify. Such competition has adversely affected, and likely will continue to adversely affect, our gross profits, margins and results of operations. There can be no assurance that we will be able to continue to compete successfully with existing or new competitors

EMPLOYEES

         We believe that the success of our business will depend, in part, on our ability to attract, retain and motivate highly qualified sales, technical and management personnel, and upon the continued service of our senior management personnel. As of the date of this annual report, we have 259 full-time and 73 part-time employees. We consider our employee relations to be good and we have never experienced any work stoppages. We cannot assure you that we will be able to successfully attract, retain and motivate a sufficient number of qualified personnel to conduct our business in the future.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company leased an office at Room 1601-02, Honkwok TST center, 5-9 Observatory Court, TST Kowloon, Hong Kong with approximately 120 square meters. The lease was signed in May 2003 and expires in April 2005 with current rent payment of $1,175 per month. Panyu No.6 Construction Company Limited owns a property at Shops 1 & 2, 4/F and 501-5 on 5/F Jein Yien Building, #79 Tung Wan Road, Panyu, Guandzhou, China for the operation of the company. The Chairman of TCOM, Mr. Fred Deng, has lend out part of the building at #74 Shanan Road, Panyu, Guangzhou, GD China for management operation of the Company free of charge until the end of this financial year. Future rent is under negotiation.

ITEM 3.  LEGAL PROCEEDINGS

Mas Financial Corp and Aaron Tsai filed a claim against us in August, 2002 in the Vanderburgh Circuit Court, County of Vanderburgh, State of Indiana alleging breach of contract. The Company and its counsel believe that the claim is without merit and immaterial, and are vigorously defending against this claim.

The company executed the Consulting Agreement in reliance upon the fraudulent misrepresentations made by Mas Financial Corp. and its parties. The company is seeking relief to rescind the Consulting Agreement and to have restored to us of all sum paid by us to Mas parties as consideration under the Consulting Agreement. We filed a counterclaim against Aaron Tsai for fraud and breach of contract. On December 12, 2003, Mas Financial Corp and Aaron Tsai agreed to the stipulate to the dismissal with prejudice of the within cause, counterclaim, and third-party claim, each party bearing their own costs and attorney fees. Mas Financial Corp and Aaron Tsai dropped its claim against the company via a settlement with a third party.

On December 4th 2003, a writ of summons was issued by third parties (as a contracted consultants group for Arran Services Limited ) against Arran Services Limited and the subsidiaries of the Company claiming for unspecified damages for alleged breach of contract and an injunction to restrain the subsidiaries to use some of the entertainment contents. A defense letter was issued on December 24th 2003 by Arran's legal advisor claiming the Action by the plaintiff is entirely misconceived and without merit. The directors are of the view that the Company has solid grounds to defense. Accordingly, no provision for this Action has been provided in the financial statements. "

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

The reported high and low sale prices for the common stock are shown below for the periods indicated. The prices reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not always represent actual transactions. As of September 30, 2003, we had approximately194 stockholders of record.

 Period                                     High        Low
 ------                                     ----        ---
 Quarter ended March 31, 2003               $0.53       $0.10
 Quarter ended June 30, 2003                $0.50       $0.30
 Quarter ended September 30, 2003           $0.55       $0.28
 Quarter ended December 31, 2003            $2.64       $0.40

On December 31, 2003, TCOM was quoted at $0.90 per share.

DIVIDENDS

There are no present material restrictions that limit the ability of the Company to pay dividends on common stock or that are likely to do so in the future. The Company has not paid any dividends with respect to its common stock, and does not intend to pay dividends in the foreseeable future.

THE APPLICATION OF THE "PENNY STOCK REGULATION" COULD HARM THE MARKET PRICE OF OUR COMMON STOCK

         Our common stock currently trades on the OTC Bulletin Board. Since our common stock continues to trade below $5.00 per share, our common stock is considered a "penny stock" and is subject to SEC rules and regulations, which impose limitations upon the manner in which our shares can be publicly traded.

         These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser's written agreement to a transaction prior to sale. These regulations have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

Stockholders should be aware that, according to the Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. These patterns include:

      - Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

      - Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

      - "Boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

      - Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

      - The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

         Furthermore, the "penny stock" designation may adversely affect the development of any public market for the Company's shares of common stock or, if such a market develops, its continuation. Broker-dealers are required to personally determine whether an investment in "penny stock" is suitable for customers.

         Penny stocks are securities (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) of an issuer with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average annual revenues of less than $6,000,000 for the last three years.

         Section 15(g) of the Exchange Act, and Rule 15g-2 of the Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock."

         Rule 15g-9 of the Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in
(ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for the Company's stockholders to resell their shares to third parties or to otherwise dispose of them.

FUTURE SALES OF LARGE AMOUNTS OF COMMON STOCK COULD ADVERSELY EFFECT THE MARKET PRICE OF OUR COMMON STOCK AND OUR ABILITY TO RAISE CAPITAL.

         Future sales of our common stock by existing stockholders pursuant to Rule 144 under the Securities Act of 1933, or following the exercise of future option grants, could adversely affect the market price of our common stock. Our directors and executive officers and their family members are not under lockup letters or other forms of restriction on the sale of their common stock. The issuance of any or all of these additional shares upon exercise of options will dilute the voting power of our current stockholders on corporate matters and, as a result, may cause the market price of our common stock to decrease. Further, sales of a large number of shares of common stock in the public market could adversely affect the market price of the common stock and could materially impair our future ability to generate funds through sales of common stock or other equity securities.

RECENT SALES OF UNREGISTERED SECURITIES

None

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

Prospective shareholders should understand that several factors govern whether any forward -looking statement contained herein will be or can be achieved. Any one of those factors could cause actual results to differ materially from those projected herein. These forward - looking statements include plans and objectives of management for future operations, including plans and objectives relating to the products and the future economic performance of the Company. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, future business decisions, and the time and money required to successfully complete development projects, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the company. Although we believe that the assumptions underlying the forward - looking statements contained herein are reasonable, any of those assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in any of the forward - looking statements contained herein will be realized. Based on actual experience and business development, the company may alter its marketing, capital expenditure plans or other budgets, which may in turn affect the our results of operations. In light of the significant uncertainties inherent in the forward-looking statements included therein, the inclusion of any such statement should not be regarded as a representation by the company or any other person that the objectives or plans of the company will be achieved.

The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the financial statements of Telecom Communications, Inc. for the year ended September 30, 2003 and notes thereto contained in this Report on Form 10-KSB of Telecom Communications, Inc.

OVERVIEW

We are currently holding a 60% interest in Panyu No.6 Construction Company Limited ("Panyu") located at Guangzhou, China. Panyu is an integrated construction company that has most of its construction project in the Guangzhou area. It provides general construction for the area from residential community, hospital, commercial and cultural building blocks as well as digital communities. About 50% of its integrated construction project is on network infrastructures which is mainly for communication through the setting up of broadband and fiber cable system over communities, LAN/WAN and Wi-Fi, Internet/intranet/TV and wireless data communications network infrastructure for all telecom communications and electrical appliances.

Our primary mission is to develop real estate in China by taking advantage of China's strong economic growth, which we believe, based on management's past experience, will result in an increasing need for top quality office space and high-end residential luxury homes. Currently, we plan to complete the development of our existing land with residential homes and commercial space for sale. Our primary investment objective is to realize capital appreciation from the sale of the properties within three to five years after such properties have been developed or purchased . Our secondary investment objective is to generate cash from the properties by the leasing of commercial space; in particular, ground level retail space. Once a project is completed and fully operational, we intend to sell our interest in such project, thereby generating funds for further development projects.

Additionally, we are a leading network infrastructures services company and value-added information service provider for China and the global Chinese communities. With a branded network of localized websites, targeting greater China and overseas Chinese, we provide an array of services to our users including region-focused online portals, mobile value-added services, online games, virtual ISP, classified listings, e-commerce and enterprise CRM solutions. In turn, we generate revenue through advertising, mobile value-added services, fee-based services, e-commerce, community and enterprise services. With 10 million registered users of channel partners in China at December 31, 2003, we believe ICStar is the most recognized online brand in China and among Chinese communities world-wide.

One of our subsidiaries, IC Star MMS Ltd., or ICStar (formerly known as Sino Super Ltd.),a network services company based in Hong Kong, began operations in December 1999 as an internet alliance concept focused on providing solutions to Chinese city local contents providers wishing to publish their news across China. In May 2000, ICStar launched our affiliate network, then called goongreen.org, offering Chinese-language local news, information and community features such as publishing services targeted at online users in China. In October 2002, ICStar expanded its affiliate network by partnering with Aixi Software Limited, a leading network Internet/Intranet development company with office in Guangzhou China and 6 distinct web sites targeting Chinese community users, education users and business users in China. In Jan 2003, we continued our network expansion and entertainment contents providing by acquisition stareastnet.com a leading entertainment and life information destination web site targeting Chinese users in greater China. Today, we operate ICStarMMS web sites in China, Hong Kong, Taiwan, and North America to provide Chinese content and services that speak directly to the audience of each region, enriching the online experience of their users.

We will derive our revenues from network infrastructures services and content service sources. Network infrastructures services revenues are derived principally from community and construction projects arrangements under which we receive revenues mainly on a project basis, fixed payment from community and companies, or a combination of them. Content service revenues are derived primarily from mobile value-added services, community and companies network information services, fee based services, e-commerce and enterprise services. Mobile value-added services revenues mainly include services fees received from offering user-customized information subscription, My Star Friend interactive SMS, personal greetings, customized mobile phone screen decoration, personalized ring tones, mobile Fans club service and wireless games. Such services are charged on a monthly or per message basis. Fee based services revenues mainly include services fees received from offering information subscriptions on our web sites, online games, virtual ISP and paid network services. Enterprise services revenues mainly include services charges on opt-in SMS classified listings, call center and enterprise CRM solutions.

In November 2003, we sold our 80% ownership in StarEastNet to a third party investor for a consideration of $200,000 in cash dated on November 20, 2003. StarEastNet.com business model has not been profitable in the past several years and Management believes it will not help the company in the long run, as the company shifts its core business to wireless short/multimedia messaging services.

On December 31, 2003, we acquired extra 20% interest of IC Star MMS from Auto Treasure Holdings Limited for a consideration of 9,889,000 shares of our newly issued common stock and 10,000,000 warrants to purchase an additional 10,000,000 common shares (the "Warrants") at an exercise price of $2.00 per share. The Warrants will expire on December 31, 2005. As a result of the acquisition of shares and warrants pursuant to the Acquisition Agreement, Mr. Fred Deng beneficially owns 75% of the common shares of the Company.

BUSINESS PARTNERSHIP DEVELOPMENTS

In October and November 2003, we have entered agreements to form strategic partnership with, through our business partner Aixi Software Limited Guangzhou
China:

21CN.com a wholly-owned subsidiary of China Telecom Corporation Limited, 21cn.com is the largest Internet portal provider in Southern China region and No. 4 Internet Portal provider behind SOHU.com, SINA.com, and Netease.com in China.

21CN is the fourth largest Internet portal provider in China and the number one biggest player in Southern China. Also, it is the pioneer company in terms of China's New Internet Age. Being a well-known Internet portal provider, 21CN leads the mutual entertainment activities and holds accurate information. It provides customers the most outstanding full line of services.

21CN uses its information advantage and a sense of the fashions to form a practical, speedy, advanced, hot business of South China. Based on the concept of entertainment business sales, 21CN takes position of city frontier, providing different levels of entertaining type of information to customers. Combining games, short messages, colorful messages, broadband, multiple interactive, pleasant experiences, it provides an excellent foundation for information sales and spread.

21CN is the "Happiness Provider" in the entertaining new economic era. It combines innovative concepts and knowledge as a valuable commercial product. To make it simple, 21CN provides entertainment and lets customers have happy experiences from the point of view of customers.

Newpalm (China) Information Technology Company, Limited, a wholly owned subsidiary of Hongkong.com (HK:08006). Chinadotcom (Nasdaq:China) is holding 81.37% of Hongkong.com (HK:08006).

Newpalm (China) Information Technology Co., Ltd. was founded in April of 2000. Based in Beijing, China, Newpalm is a leading provider of both mobile Internet enabling technology and application services. Our products and services enable carriers and enterprises to deploy a broad range of wireless applications in a speedy and cost-effective manner as well as empower mobile subscribers with instant access to time-sensitive, personalized services. We are committed to expanding the scope and depth of our products and services and in bringing the Internet to the palm of any mobile user -- anytime, anywhere. For more information, please visit http://english.newpalm.com

SHANGHAI LINKTONE

Founded in October 1999, Linktone has emerged as an acknowledged leader in China's fast-growing wireless services sector. By developing a wide range of attractive content and applications for the paying end user, and by establishing nearly nationwide coverage through China's mobile operators, China Mobile and China Unicom, Linktone has enjoyed substantial, sustained growth in its user base and revenues.

Linktone's current focus on Short Messaging Services (SMS) allows potential access to virtually all of China's 185 million GSM subscribers, among users of SMS, and familiarity with its functions, continues to increase rapidly month to month. Linktone's consumer services focus on entertainment, messaging and personalized information.

Linktone has also established itself as a provider of innovative enterprise solutions. In May 2002, Linktone partnered with McDonald's Corporation (China) to launch a first of its kind, nationwide SMS promotion for the 2002 World Cup Tournament in Japan and Korea. Linktone has also worked to promote feature films, television programs, major entertainment events, and consumer goods. Although SMS remains Linktone's core focus, the Company has developed offerings for the mobile operators that include WAP over GPRS, WAP over CDMA, EMS, MMS, location-based and cell-broadcasting content and applications, as well as a number of products, scheduled for release later this year, for China Mobile's new 2.5G GPRS network. Linktone's headquarters are located in Shanghai, and the company maintains regional offices in Beijing, Guangzhou, Fuzhou, Qingdao and Xian.

5WAN.COM

5wan International concentrates on tens of millions cell phone users offering the finest in humanization, high technology, and mobile entertainment. They are working hard to provide top level and exciting entertainment services for Chinese mobile users, and provide much better WAP games. In China, 5wan has already launched several WAP games, and achieved great success. Their first release was the first role play WAP game - "SYZF"; 5wan then introduced the release of the first multi-person SMS game - "king of fighter". (http://www.5wan.com)

5wan's products and services are based on WAP, SMS, GPRS, Java and MPEG4. Also, 5wan is the first software developer to pass the Ericsson GPRS test. Ericsson (ERICY) has already used 5wan's game software into its application integration, recommended formally by China Mobile (CHL).

3721 INTER CHINA NETWORK SOFTWARE CO. LTD

3721 Inter China Network Software Co. Ltd (www.3721.com), which was recently acquired by Yahoo! Holdings (Hong Kong) Ltd., a wholly owned subsidiary of Yahoo!, Inc.

Under the agreements, The partners started to market ICStar MMS's short messages service (SMS), Multimedia Messages Services (MMS), ring tones, broadband to its own multi millions users . ICStarMMS will provide entertainment information celebrities as its core competency and other wireless contents such as wall paper and gaming. Both companies will work together to provide better customer preferred type of wireless/Internet products and services to lead a new trend of entertainment era in China.

IC Star MMS Limited has been working with Aixi Software, Limited (http://www.aixi.net) to develop a software program that is specifically provided to service providers in the wireless messaging services in China. The SMS/MMS Information Manager System software has generated sales via revenue sharing model with service providers. This month the company will launch the SMS/MMS Call Center CRM System (Enterprise version) for the service providers.

In the meantime, IC Star MMS, together with Aixi Software, will also launch ICPhone Opt-in Classified List service. This service is specifically designed for the service providers to offer information services software.

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

RESULTS OF OPERATIONS

YEAR ENDED SEPTEMBER 30, 2003 COMPARED THE YEAR ENDED SEPTEMBER 30, 2002

         Revenue for the year ended September 30, 2003 was $6,960,725 and was generated entirely from our Panyu subsidiary from the date of acquisition (January 1, 2003) to September 30. 2003. We did not have revenues for the year ended September 30, 2002. This revenue was generated from constructions services and is recognized on the percentage-of-completion method for certain of these contracts, measured by the percentage of costs incurred to date to estimated total costs for each contract. This method is used because management considers costs incurred to be the best available measure of progress on these contracts. Revenues are recognized on the completed-contract method for certain other contracts. Contracts to manage, supervise, or coordinate the construction activity of others are recognized only to the extent of the fee revenue.

         For the year ended September 30, 2003, costs of sales amounted to $6,350,010 or 91% of net revenues and consists of direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs as well as local taxes incurred. These costs are directly attributable to our construction projects.

         For the year ended September 30, 2003, we incurred operating expenses of $860,580 as compared to $0 the year ended September 30, 2002. For the year ended September 30, 2003, operating expenses consisted of salaries of $145,083, settlement expense related settlement of a lawsuit of $400,000, and other selling, general and administrative expenses of $315,497. For the year ended September 30, 2002, we did not incur any operation expenses since we had no operations and acquired all of our subsidiaries on fiscal 2003.

         For the year ended September 30, 2003, we incurred interest expense of $60,661 and interest income of $7,229.

         For the year ended September 30, 2003, we recorded minority interest expense related the allocation of profits to our minority interest holder.

         For the year ended September 30, 2003, we incurred foreign income tax expense of $118,490 related to our foreign operations.

         The following approximate unaudited pro forma consolidated results of operations have been prepared as if the acquisitions of Panyu No. 6 Construction Company Limited and StarEastNet Limited and subsidiaries had occurred as of the following periods:

                                           Year Ended        Year Ended
                                          September 30,     September 30,
                                              2003              2002
                                          -------------     -------------
         Net Revenues ...............      $ 9,300,000       $9,200,000
         Net Income (Loss) ..........      $  (300,000)      $  164,000
         Net Loss per Share .........      $      (.01)      $     0.00

         Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results.

OVERALL

         We reported a net loss for the year ended September 30, 2003 of $(448,500). This translates to an overall per-share loss of ($.01) for the year ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2003, we had a cash balance of $1,155,435 held in The People's Republic of China. We currently have no cash positions in the United States. We have been funding our operations from the receipt customer deposits on our constructions projects and from working capital loans as described below:

      - On July 9, 2002, our Panyu subsidiary, entered into a one-year renewable working capital loan with a Chinese bank for $787,101. The note was renewed in 2003 and is currently due on July 3, 2004 and bears interest at 5.841% annually and is collateralized by certain assets of the Company.

      - On December 23, 2002, Panyu entered into a one-year renewable working capital loan with a Chinese bank for $484,370. The note is due on February 1, 2005, and currently bears interest at 5.31% per annum and is collateralized by certain assets of the Company.

      - We have three non-interest bearing loans from individuals totaling $605,462. Such loans are payable on demand.

         Management has invested substantial time evaluating and considering numerous proposals for possible acquisition or combination developed by management or presented by investment professionals, the Company's advisors and others. We continue to consider acquisitions, business combinations, or start up proposals, which could be advantageous to shareholders. No assurance can be given that any such project; acquisition or combination will be concluded.

         At September 30, 2003, our Company had stockholders' deficit of $507,466. Our Company's future operations and growth will likely be dependent on our ability to raise capital for expansion and to implement our strategic plan.

         Net cash used in operations was $(100,046) for the year ended September 30, 2003 and was attributable to our net loss $448,500 offset by non-cash activity such as depreciation of $136,863, impairment of goodwill of $32,181 and minority interest of $37,471 as well as changes in the net assets of the Company of $141,939. We may continue to use cash in our operations due to the continuing implementation of our business model and increased expenses from costs associated with being a public company.

         Net cash provided by investing activities for the year ended September 30, 2003 was $159,718. For the year ended September 30, 2003, we received $219,321 of cash from the acquisition of our Panyu subsidiary offset by cash used for capital expenditures of $(59,603).

         Net cash provided by financing activities were $1,154,728 for the year ended September 30, 2003. Net cash provided by financing activities related primarily to proceeds from related party loans of $ 64,046 and proceeds from loans payable of $1,090,682.

         We currently have no material commitments for capital expenditures. Our future growth is dependent on our ability to raise capital for expansion, and to seek additional revenue sources. If we decide to pursue any acquisition opportunities or other expansion opportunities, we may need to raise additional capital, although there can be no assurance such capital- raising activities would be successful.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has recently issued several new accounting pronouncements:

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as specified and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have any material impact on the balance sheet or statement of operations.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003. Otherwise it will become effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have any material impact on the balance sheet or statement of operations.

CRITICAL ACCOUNTING POLICIES

         A summary of significant accounting policies is included in Note 1 to the audited consolidated financial statements included herein. Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the company's operating results and financial condition.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

         We account for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. We adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS 148, "Accounting for Stock-Based Compensation -Transition and Disclosure", which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied. We account for stock options and stock issued to non-employees for goods or services in accordance with the fair value method of SFAS 123.

         Revenues are recognized on the percentage-of-completion method for certain of these contracts, measured by the percentage of costs incurred to date to estimated total costs for each contract. This method is used because management considers costs incurred to be the best available measure of progress on these contracts. Revenues are recognized on the completed-contract method for certain other contracts. Contracts to manage, supervise, or coordinate the construction activity of others are recognized only to the extent of the fee revenue.

         We act as a consultant to various contractors and performs administrative services for a fixed percentage of the total contract price. Fees are recognized as services are performed. Consulting revenue is included in net revenues on the statements of operations for the years ended September 30, 2003 and 2002.

ITEM 7.  FINANCIAL STATEMENTS

         See "Index to Financial Statements" commencing on page F-1 for the financial statements included in this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Robert G. Ercek, CPA resigned as independent certified public accountant and independent auditor on December 31, 2003. His report on our financial statements for the years ended September 3, 2002 and 2001 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles other than the uncertainty related to our ability to continue as a going concern through September 30, 2002. During the fiscal years ended September 30, 2002 and 2001, there were no disagreements with Robert G. Ercek, CPA on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Robert G. Ercek, CPA, would have caused it to make reference to the subject matter of the disagreement in connection with its report on these financial statements for those periods.

We retained Sherb and Company, LLP, as independent certified accountants and independent auditor in December 2003.

ITEM 8A. CONTROLS AND PROCEDURES

         As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The following table includes the names, positions held and ages of our executive officers and directors.

 NAME                   AGE       POSITION
 -------------          ---       ----------------------------------------
 Fred Deng              40        CEO, President and Chairman of the board
 Ou Zhixiong            34        Director
 Lijian Deng            30        Controller, Secretary, and Director
 Shanhe Yang            29        Vice President in Product Development
 Zhengbin Liu           40        Vice President in Business Development
 Gary Lam               46        CFO
 Angel Liu              23        General Manager in Information Services
 Liu Yan                25        General Manager in Marketing and Sales

FRED DENG, CEO, PRESIDENT AND CHAIRMAN

Mr. Deng is the Founder of ICChina.com and vice secr-seneral of China City Image Project Advancement Committee. Mr. Deng graduated from Guangzhou Broadcast TV University in 1987. He has extensive investment and management experience in China. He was primarily involved in corporate development and business investment activities. Mr. Deng has responsible for established city local information & services alliance network on more than 200 major Chinese cities local government and collected all their enterprises to be the services alliance members from time to time. The alliance network links investment and businesses to local communities across China.

SHANHE YANG, VICE PRESIDENT IN PRODUCT DEVELOPMENT

Mr. Yang joined the company in 1999. Mr. Yang is responsible for planning analysis and researching and developing of software products, as well as responsible for technical support, alliance's networking developing, and business development. He holds a post in various kinds of business categories, such as technical support, training, marketing and management. The main developing direction is Internet and mobile network business application. Prior to joining the group, Mr. Yang has engaged in enterprise's information system and electronic business system development in Shenzhen, Guangdong. Mr. Yang was trained as a computer network engineer in Beijing University of Post and Telecom

ZHENGBIN LIU, VICE PRESIDENT IN BUSINESS DEVELOPMENT

Mr. Liu joined the company in 2002. Prior to joining the group, Mr. Liu served as Guang Jun company's vice president under command of advertising agency of Guangdong Province. Mr. Liu was Ju Guang Tang advertising corporate client inspector general and editor of Guangdong economic department of China Quality Newspaper. Mr.Liu has more than 18 years media operations managing experience. Mr. Liu graduated from Shandong Industrial University China.

LIJIAN DENG, CONTROLLER, SECRETARY AND DIRECTOR

Ms. Deng joined the company in 1994. Ms. Deng has been responsible for manage of the export department and has been accumulating administration operation experience for 10 years in international trade and corporate management. Ms. Deng attended an advanced study in FUDAN University Shanghai prior to joining the company.

GARY LAM, CFO

Gary Lam has over 16 years extensive experience in treasury management. Mr. Lam is an affiliated member of the Hong Kong Securities Institute. Mr. Lam was appointed as director of Renren Holdings Limited (a public company in HK) during May 2001-September 2002.

FAMILY RELATIONSHIPS

Lijian Deng is the sister of Fred Deng

FAMILY RELATIONSHIPS

Lijian Deng is the sister of Fred Deng

AUDIT COMMITTEE

We do not have an audit committee. The entire Board of Directors serves as the audit committee. Because of the small size of the Company and the risk attendant to a small public company, we are currently unable to attract an audit committee financial expert to our Board of Directors. There are no other committees of the Board of Directors.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth in summary form the compensation received during each of the Company's last three completed fiscal years by the President and Secretary/ Treasurer of the Company.

                           Summary Compensation Table

         The following table sets forth information relating to all compensation awarded to, earned by or paid by us during the past three fiscal years to: (a) our Chief Executive Officer; and (b) each of our executive officers who earned more than $100,000 during the last three fiscal periods ended September 30, 2003, 2002 and 2001:

                               Annual Compensation                    Long-Term Compensation
                      --------------------------------------   --------------------------------------
                                                               Restricted   Securities
 Name and                                       Other Annual     Stock      Underlying
 Principal            Fiscal   Salary   Bonus   Compensation     Awards      Options      All Other
 Position              Year     ($)      ($)        ($)           ($)        SAR (#)     Compensation
 ------------------   ------   ------   -----   ------------   ----------   ----------   ------------
 Fred Deng             2003     $  -    $  -        $  -          $  -          -            -0-
 Chief Executive       2002     $  -    $  -        $  -          $  -          -            -0-
 Officer, President    2001     $  -    $  -        $  -          $  -          -            -0-
 and Chairman

OPTION GRANTS IN LAST FISCAL YEAR

         None

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

         None

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         The following table sets forth, as of January 15, 2004, information known to us relating to the beneficial ownership of shares of common stock by: each person who is the beneficial owner of more than five percent of the outstanding shares of common stock; each director; each executive officer; and all executive officers and directors as a group.

         We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

         Under the securities laws, a person is considered to be the beneficial owner of securities that can be acquired by him within 60 days from the date of this filing upon the exercise of options, warrants or convertible securities. We determine beneficial owner's percentage ownership by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person and which are exercisable within 60 days of the date of this filing, have been exercised or converted. As of February 15, 2004, there were 40,079,325 shares of our common stock issued and outstanding. The issued and outstanding shares do not include 10,910,000 shares of our common stock issuable upon the exercise of warrants and options.

The following Table sets forth the shares held by those persons who own more than ten percent of Telecom Communication's common stock as of January 15, 2004, based upon 47,188,000 shares outstanding.

                  Name and address of
 Title of Class   beneficial owner          Number of shares   Percent of class
 --------------   -----------------         ----------------   ----------------
 Common           Tak  Hiromoto                  8,000,000          16.9%

 Common           Fred Chiyuan Deng             33,689,000          71.4%

(b) Changes in Control

We know of no contractual arrangements which may at a subsequent date result in a change of control in the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended September 30, 2003, our Panyu subsidiary advanced $25,261 to a company owned by Panyu's general manager. The advances are non-interest bearing and are payable on demand.

In connection with the acquisition of one of the Company's subsidiaries, the Company owes its principal shareholder and officer $2,191,254, of which $2,159,073 was reflected as long-term.

An officer of the Company or companies owned by this officer advances funds to the Company for working capital purposes. At September 30, 2003, we owe this officer or his companies $64,046. The advances are non-interest bearing and are payable on demand.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

         Our financial statements follow the signature page starting on page F-1

         2.1      Plan and Agreement of Reorganization

         3.1 Articles of Incorporation as amended and bylaws are incorporated by reference to Exhibit No. 3 of Form SB-2 as amended filed November 28, 2001. (1)

         3.11     Certificate of Incorporation of MAS Acquisition XXI Corp. (1)

         3.2 Articles of Amendment of the Article of Incorporation - MAS Acquisition XXI Corp. (1)

         3.5      By-laws (1)

         10.1     Standard Office Lease Gross (1)

         10.2     Standard Industrial/Commercial Multi-Tenant Lease (1)

         10.3     Amendment to Lease (1)

         10.4 Consulting Agreement between Telecom Communications Inc. and GreenTree Financial Group, Inc. (1)

         10.5     Inter-Tel.net Agreement (1)

         31.1 Certification of CEO pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (*)

         31.2 Certification of CFO pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (*)

         32.1 Certification of CEO pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (*)

         32.2 Certification of CFO pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (*)
         ----------
         (1) Incorporated by reference to exhibits filed with our registration statement on form SB-2/A file on 11/28/01.

         (*) Filed herewith

(b) Reports on Form 8-K

         None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed by the Company's auditors for professional services rendered in connection with the audit of the Company's annual consolidated financial statements for fiscal 2003 and 2002 and reviews of the consolidated financial statements included in the Company's Forms 10-KSB for fiscal 2003 and 2002 were approximately $30,000 and $10,000, respectively.

AUDIT-RELATED FEES

The Company's auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees" above.

TAX FEES

The aggregate fees billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for fiscal 2003 and 2002, respectively.

ALL OTHER FEES

The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting, in fiscal 2003 and 2002 were $0 and $0, respectively.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned and duly authorized on January 23, 2004.

                                        Telecom Communications, Inc..

                                        By: /s/ Fred Deng
                                            -------------------------------
                                            Fred Deng
                                            Chief Executive Officer,
                                            President and Chairman


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                        TELECOM COMMUNICATIONS, INC.

Date: January 23, 2004                  By: /s/ Fred Deng
                                            -------------
                                            Fred Deng
                                            CEO, President and Chairman

Date: January 23, 2004                  By: /s/ Lijing Deng
                                            ---------------
                                            Lijian Deng
                                            Secretary, Treasurer and Director

Date: January 23, 2004                  By: /s/ Gary Lam
                                            ------------
                                            Gary Lam
                                            Principal Financial and
                                            Accounting Officer

Date: January 23, 2004                  By: /s/Ou Zhixiong
                                            --------------
                                            Ou Zhixiong
                                            Director

                  TELECOM COMMUNICATIONS, INC.AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                    CONTENTS


Report of Independent Certified Public Accountants...........................F-2

Consolidated Financial Statements:

    Consolidated Balance Sheet...............................................F-3

    Consolidated Statements of Operations....................................F-4

    Consolidated Statement of Stockholders' Deficit..........................F-5

    Consolidated Statements of Cash Flows....................................F-6

Notes to Consolidated Financial Statements...........................F-7 to F-18

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors
Telecom Communications, Inc.
Guangzhou, China


         We have audited the accompanying consolidated balance sheet of Telecom Communications, Inc. and Subsidiaries as of September 30, 2003, and the related consolidated statements of operations, stockholders' deficit and cash flows for the fiscal years ended September 30, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amount and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Telecom Communications, Inc. and Subsidiaries as of September 30, 2003, and the results of their operations and their cash flows for the years ended September 30, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.




                                        /s/ Sherb & Co., LLP
                                        Certified Public Accountants

New York, New York
January 19, 2004

                  TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                   September 30,
                                                                       2003
                                                                   ------------
                                     ASSETS

CURRENT ASSETS:
    Cash .......................................................   $  1,155,435
    Accounts receivable ........................................        604,952
    Inventory of real estate held for sale .....................      1,435,913
    Costs and estimated earnings in excess of
      billings on uncompleted contracts ........................      4,994,379
    Due from related party .....................................         25,261
    Prepaid expenses and other current assets ..................      1,430,518
                                                                   ------------

        Total Current Assets ...................................      9,646,458
                                                                   ------------

PROPERTY AND EQUIPMENT - net ...................................      1,322,858

OTHER ASSETS ...................................................         26,099
                                                                   ------------

        Total Assets ...........................................   $ 10,995,415
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Loans payable ..............................................   $  1,876,932
    Accounts payable and accrued expenses ......................        904,164
    Customer deposits ..........................................      4,864,383
    Billings in excess of cost and estimated
      earnings on uncompleted contracts ........................        125,249
    Due to related parties .....................................         96,227
                                                                   ------------

        Total Current Liabilities ..............................      7,866,955

LONG TERM LIABILITIES:
    Due to related party .......................................      2,159,073
                                                                   ------------

        Total Liabilities ......................................     10,026,028
                                                                   ------------


MINORITY INTEREST ..............................................      1,476,853
                                                                   ------------

STOCKHOLDERS' DEFICIT:
    Preferred stock ($.001 Par Value;
      20,000,000 Shares Authorized;
      no shares issued and outstanding) ........................           --
    Common stock ($.001 Par Value;
      80,000,000 Shares Authorized;
      37,299,000 shares issued and outstanding) ................         37,299
    Accumulated deficit ........................................       (537,599)
    Accumulated other comprehensive loss .......................         (7,166)
                                                                   ------------

        Total Stockholders' Deficit ............................       (507,466)
                                                                   ------------

        Total Liabilities and Stockholders' Deficit ............   $ 10,995,415
                                                                   ============

                 See notes to consolidated financial statements

                  TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        For the Years Ended
                                                            September 30,
                                                    ----------------------------
                                                        2003            2002
                                                    ------------     -----------

NET REVENUES ...................................    $  6,960,725     $      --

COST OF SALES ..................................       6,350,010            --
                                                    ------------     -----------

GROSS PROFIT ...................................         610,715            --
                                                    ------------     -----------

OPERATING EXPENSES:
     Salaries ..................................         145,083            --
     Selling, general and administrative .......         715,497            --
                                                    ------------     -----------

        Total Operating Expenses ...............         860,580            --
                                                    ------------     -----------

LOSS FROM OPERATIONS ...........................        (249,865)           --
                                                    ------------     -----------

OTHER INCOME (EXPENSE):
     Interest income ...........................           7,229            --
     Interest expense ..........................         (60,661)           --
                                                    ------------     -----------

        Total Other Income (Expense) ...........         (53,432)           --
                                                    ------------     -----------

LOSS BEFORE PROVISION FOR INCOME TAXES .........        (303,297)           --

PROVISION FOR INCOME TAXES .....................        (118,490)           --
                                                    ------------     -----------

LOSS BEFORE MINORITY INTEREST ..................        (421,787)           --

MINORITY INTEREST IN INCOME OF SUBSIDIARY ......         (26,713)           --
                                                    ------------     -----------

NET LOSS .......................................    $   (448,500)    $      --
                                                    ============     ===========

Loss per Common Share - Basic and Diluted ......    $      (0.01)    $      0.00
                                                    ============     ===========

Weighted Average Common Shares Outstanding
  - Basic and Diluted ..........................      37,299,000      37,299,000
                                                    ============     ===========

                 See notes to consolidated financial statements

                                      TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                     For the Years Ended September 30, 2002 and 2003

                                                   Common Stock,
                                                  $.001 Par Value
                                                -------------------  Additional                                Total
                                                Number of             Paid-in   Accumulated  Comprehensive  Stockholders'
                                                  Shares    Amount    Capital     Deficit       (Loss)         Deficit
                                                ----------  -------  ----------  ---------   -------------  -------------
Balance, December 3, 2001 (Date of inception)   23,800,000  $23,800  $     --    $ (23,800)     $  --        $     --

Net loss .....................................        --       --          --         --           --              --
                                                ----------  -------  ----------  ---------      -------      -----------

Balance, September 30, 2002 ..................  23,800,000   23,800        --      (23,800)        --              --

Recapitalization of company ..................  13,499,000   13,499        --      (65,299)        --           (51,800)

Other comprehensive loss:
Net loss for the year ended September 30, 2003        --       --          --     (448,500)        --          (448,500)

Comprehensive income - unrealized loss on
    foreign currency translationies ..........        --       --          --         --         (7,166)         (7,166)
                                                                                                             -----------

    Total comprehensive loss .................        --       --          --         --           --          (455,666)
                                                ----------  -------  ----------  ---------      -------      -----------

Balance, September 30, 2003 ..................  37,299,000  $37,299  $     --    $(537,599)     $(7,166)     $ (507,466)
                                                ==========  =======  ==========  =========      =======      ===========


                                      See notes to consolidated financial statements

                                                           F-5

                            TELECOM COMMUNICATIONS, INC AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                        For the Year Ended
                                                                                           September 30,
                                                                                     -------------------------
                                                                                         2003          2002
                                                                                     -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss .....................................................................  $  (448,500)  $      --
     Adjustments to reconcile net loss to net cash used in operating activites:
        Depreciation ..............................................................      136,863          --
        Minority interest .........................................................       37,471          --
        Impairment of goodwill ....................................................       32,181          --

     Changes in assets and liabilities:
        Accounts receivable .......................................................     (604,390)         --
        Inventory of real estate held for sale ....................................       (1,551)         --
        Costs and estimated earnings in excess of billings on uncompleted contracts      309,171          --
        Due to related party ......................................................      (25,261)
        Prepaid and other current assets ..........................................      (44,658)         --
        Other assets ..............................................................      (26,099)         --
        Accrued payable and accrued expenses ......................................     (218,482)         --
        Customer deposits .........................................................      627,960          --
        Billings in excess of costs and estimated earnings on uncompleted contracts      125,249          --
                                                                                     -----------   -----------

NET CASH USED IN OPERATING ACTIVITIES .............................................     (100,046)         --
                                                                                     -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash acquired in acquisition .................................................      219,321          --
     Capital expenditures .........................................................      (59,603)         --
                                                                                     -----------   -----------

NET CASH FLOWS PROVIDED BY INVESTING ACTIVITIES ...................................      159,718          --
                                                                                     -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Due to related party .........................................................       64,046          --
     Proceeds from loan payable ...................................................    1,090,682          --
                                                                                     -----------   -----------

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES ...................................    1,154,728          --
                                                                                     -----------   -----------

EFFECT OF EXCHANGE RATE CHANGES IN CASH ...........................................      (58,965)         --
                                                                                     -----------   -----------

NET INCREASE IN CASH ..............................................................    1,155,435          --

CASH - beginning of year ..........................................................         --            --
                                                                                     -----------   -----------

CASH - end of year ................................................................  $ 1,155,435   $      --
                                                                                     ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW  INFORMATION:
        Noncash investing and financing activities:
            Common stock issued for recapilization ................................  $   217,597   $      --
                                                                                     ===========   ===========

        Acquisition details:
            Fair value of assets acquired .........................................  $ 9,743,773   $      --
                                                                                     ===========   ===========
            Liabilities assumed ...................................................  $ 9,743,773   $      --
                                                                                     ===========   ===========

                                See notes to consolidated financial statements

                                                      F-6

                  TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

Telecom Communications, Inc. (the "Company" or "Telecom") was founded as a sole proprietorship in 1995. The purpose of the Company was to provide low cost access to long distance carriers for individuals needing to call Latin and South America. The Company's long distance operated over the Internet. In addition, the Company also provided various services such as check cashing, money wiring, the sale of bus tokens and passes, and California lottery tickets.

Telecom has discontinued its current operations in the United States and will focus on its newly acquired operations.

On September 30, 2003, Telecom Communications, Inc. consummated a Stock Purchase Agreement with Arran Services Limited ("Arran") and its sole shareholder, Mr. Fred Deng Chiyan, for the acquisition of all of the capital stock of Arran, a British Virgin Island corporation. In exchange for the capital interest, Mr. Deng received a total of 22.8 million shares and one designate of Mr. Deng received 1 million shares of Telecom common stock, representing approximately 64% of the outstanding shares of Telecom. The Stock Purchase Agreement has been accounted for as a reverse acquisition under the purchase method for business combinations. Accordingly, the combination of the two companies is recorded as a recapitalization of Telecom, pursuant to which Arran is treated as the continuing entity. In connection the recapitalization, the Company reclassified negative paid-in capital of $89,099 to the accumulated deficit.

Arran conducts business in China through its three subsidiaries, Panyu No. 6 Construction Company Limited, StarEast Net Limited and IC Star MMS, Limited as follows:

Panyu No 6 Construction Company Limited, a 60 % owned Chinese company located in Guangzhou, China ("Panyu"), is an integrated construction company. Panyu is focused on both general construction as well as the construction of network infrastructure for residential, industrial, cultural and commercial building communities. The construction on network infrastructure is mainly for communication through the setting up of broadband and telephone lines, intranet network within the community, as well as television cable, electricity wire and air conditioning. As of September 30, 2003, Panyu has generated all of the revenues of the Company.

IC Star MMS Limited (formerly known as Sino Super Limited) is a 80% owned China-based local information and services affiliate network. Established in December 1991, ICStarMMS.com links entertainment and lifestyle information to local communities across China.

                  TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

THE COMPANY - CONTINUED

Superb Quality Limited ("Superb"), a British Virgin Island Company and 80% owned subsidiary, owns 100% of StarEastNet Limited ("StarEastNet"), a Hong Kong company. StarEastNet is a Chinese language Internet media company that provides multimedia entertainment and lifestyle information to the global Chinese community. StarEastNet's goal is to become a preeminent vertically integrated Internet content provider, as well as a platform to provide exclusive, innovative, and trend-setting entertainment content, products and services in Asia. Its main portal was launched in September 1999. StarEastNet.com produces and distributes original interactive programming through its network of vertically integrated entertainment portals.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Telecom and its wholly-owned and partially-owned subsidiaries. All material intercompany transactions and balances have been eliminated.

CASH AND CASH EQUIVALENTS

For purpose of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at time of purchase to be cash equivalents.

INVENTORY OF REAL ESTATE HELD FOR SALE

Real estate held for sale is carried at the lower of cost or fair value less estimated selling costs. Costs relating to improvement of real estate are capitalized. Allowance for losses are available to absorb losses incurred on real estate and represents additions charged to expense, less net gains or losses. In determining the allowance for losses to be maintained, management evaluates current economic conditions, fair value of the underlying collateral and risk characteristics of real estate held for sale. As of September 30, 2003, the Company was holding $1,435,913 in real estate held for resale.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable and accrued expenses, loans and amounts due to related parties approximate their fair market value based on the short-term maturity of these instruments.

ACCOUNTS RECEIVABLE

AT September 30, 2003 the Company deemed all accounts receivable as collectible; therefore no allowance for doubtful accounts was established.

                  TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

Income taxes are accounted for under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated economic lives of the assets, which are from two to twenty years. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

INCOME (LOSS) PER SHARE

Net income (loss) per common share for the years ended September 30, 2003 and 2002 is based upon the weighted average common shares and dilutive common stock equivalents outstanding during the year as defined by Statement of Financial Accounting Standards, Number 128 "Earnings Per Share." As of September 30, 2003 and 2002, there were no outstanding common stock equivalents.

ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

FOREIGN CURRENCY TRANSLATION

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation," and are included in determining net income or loss.

For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date. Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss.

                  TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FOREIGN CURRENCY TRANSLATION - CONTINUED

The functional currency of Arran's Chinese subsidiaries, StarEast Net Limited, IC Star MMS, Limited and Panyu No. 6 Construction Company Limited, is the local currency. The financial statements of the subsidiaries are translated to United States dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented. The cumulative translation adjustment and effect of exchange rate changes at September 30, 2003 was $22,639.

COMPREHENSIVE INCOME (LOSS)

The Company uses Statement of Financial Accounting Standards No. 130 (SFAS 130) "Reporting Comprehensive Income". Comprehensive income (loss) is comprised of net income (loss) and all changes to the statements of stockholders' deficit, except those due to investments by stockholders', changes in paid-in capital and distributions to stockholders. Comprehensive loss for the year ended September 30, 2003 amounted to $(471,139). Amounts are reported net of tax and include unrealized losses from foreign currency translations.

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with financial institutions located in the Peoples Republic of China. Almost all of the Company's sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk.

STOCK BASED COMPENSATION

The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS 148, "Accounting for Stock-Based Compensation -Transition and Disclosure", which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied. The Company accounts for stock options and stock issued to non-employees for goods or services in accordance with the fair value method of SFAS 123.

                  TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

Revenues are recognized on the percentage-of-completion method for certain of these contracts, measured by the percentage of costs incurred to date to estimated total costs for each contract. This method is used because management considers costs incurred to be the best available measure of progress on these contracts. Revenues are recognized on the completed-contract method for certain other contracts. Contracts to manage, supervise, or coordinate the construction activity of others are recognized only to the extent of the fee revenue.

The Company acts as a consultant to various contractors and performs administrative services for a fixed percentage of the total contract price. Fees are recognized as services are performed. Consulting revenue is included in net revenues on the statements of operations for the years ended September 30, 2003 and 2002.

COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts arise when revenues are recorded on a percentage-of-completion basis but cannot be invoiced under the terms of the contract. Such amounts are invoiced upon completion of contractual milestones. Costs and estimated earnings in excess of billings also include certain costs associated with unapproved change orders. These costs are included when change order approval is probable. Amounts are carried at the lower of cost or net realizable value. No profit is recognized on costs incurred until change order approval is obtained. The amounts recorded involve the use of judgments and estimates; thus, actual recoverable amounts could differ from original assumptions.

Assets and liabilities related to costs and estimated earnings in excess of billings as well as billings in excess of costs and estimated earnings have been classified as current and non-current under the operating cycle concept whereby all contract-related items are regarded as current regardless of whether cash will be received or paid within a 12-month period.

Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs. Selling, general, and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Profit incentives are included in revenues when their realization is reasonably assured. An amount equal to contract costs attributable to claims is included in revenues when realization is probable and the amount can be reliably estimated.

                  TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS - CONTINUED

The asset, "Costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed. The liability, "Billings in excess of costs and estimated earnings on uncompleted contracts," represents billings in excess of revenues recognized.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as specified and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have any material impact on the balance sheet or statement of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock; certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003. Otherwise it will become effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have any material impact on the balance sheet or statement of operations.

NOTE 2 - PROPERTY AND EQUIPMENT

At September 30, 2003, property and equipment, which is located in China, consisted of the following:

                                        Estimated Life
         Construction Machinery           2-5 Years         $ 1,596,886
         Office Equipment                 2-5 Years         $    92,000
         Transportation Equipment         2-10 Years        $   146,280
         Furniture                        5 Years           $     1,720
         Building                         20 Years          $   605,825
                                                            -----------
                                                              2,442,711
         Less: Accumulated Depreciation                      (1,119,853)
                                                            -----------
                                                            $ 1,322,858
                                                            ===========

For the year ended September 30, 2003, depreciation expense amounted to $136,863 of which $122,045 is included in cost of goods sold.

                  TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003


NOTE 3 - CONTRACT BILLING STATUS

At September 30, 2003, costs and estimated earnings on uncompleted contracts included the following:

                                                            AS OF SEPTEMBER 30,
                                                            -------------------
                                                                   2003
                                                               ------------

         Costs incurred on uncompleted contracts ............  $ 10,457,755
         Estimated earnings .................................     1,018,550
                                                               ------------
                                                                 11,476,305
         Less: Billings to date .............................    (6,607,175)
                                                               ------------
                                                               $  4,869,130
                                                               ============
         Included in accompanying consolidated balance sheet
          under the following captions:
           Costs and estimated earnings in excess of billings  $  4,994,379
           Billings in excess of costs and estimated earnings      (125,249)
                                                               ------------
                                                               $  4,869,130
                                                               ------------

NOTE 4 - ACQUISITIONS

On January 1, 2003, the Company acquired from its principal shareholder 60 % ownership in Panyu No. 6 Construction Company Limited. The fair market value of the net assets acquired from its principal shareholder was $2,159,072 and was reflected as due to related party - long term on the consolidated balance sheet.

On January 7, 2003, the Company's Arran subsidiary completed the acquisition of 80% of Superb Quality Limited, a British Virgin Island company and its wholly owned subsidiary, StarEastNet Limited, a Hong Kong Company. The purchase price of this acquisition was $65,562 with $100 payable to the shareholders of the acquired entity and $65,462 payable to a related entity for the assignment of a non-interest bearing demand note, payable by one of the acquired Company's subsidiaries. The purchase price approximated the fair market value of the assets acquired.

The following approximate unaudited pro forma consolidated results of operations have been prepared as if the acquisitions of Panyu No. 6 Construction Company Limited and StarEastNet Limited and subsidiaries had occurred as of the following periods:

                                          Year Ended          Year Ended
                                         September 30,       September 30,
                                             2003                2002
                                         ------------        ------------

         Net Revenues ...........        $ 9,300,000         $ 9,200,000
         Net Income (Loss) ......        $  (300,000)        $   164,000
         Net Loss per Share .....        $      (.01)        $      0.00

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results.

                  TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003


NOTE 5 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of September 30, 2003, prepaid expenses and other current assets consisted of the following:

         Prepayment to subcontractors  $  832,847
         Advances on purchases ......     225,320
         Prepaid local taxes ........     263,074
         Other current assets .......     109,277
                                       ----------
                                       $1,430,518

NOTE 6 - CUSTOMER DEPOSITS

On September 30, 2003, the Company was holding deposits from its customers of $4,864,383.

NOTE 7 - LOANS PAYABLE

On July 9, 2002, the Company's Panyu subsidiary entered into a one-year renewable working capital loan with a bank for $787,101. The note was renewed in 2003 and is currently due on July 3, 2004 and bears interest at 5.841% annually and is collateralized by certain assets of the Company. For the nine month period January 1, 2003 (from acquisition date) through September 30, 2003, Panyu paid approximately $51,000 in monthly interest only payments.

On December 23, 2002, the Company's Panyu subsidiary entered into a one-year renewable working capital loan with a bank for $484,370. The note is due on February 1, 2005, and currently bears interest at 5.31% per annum and is collateralized by certain assets of the Company. For the nine month period January 1, 2003 (from acquisition date) through September 30, 2003, Panyu paid approximately $20,000 in monthly interest only payments.

The Company's has three non-interest bearing loans from individuals totaling $605,462. Such loans are payable on demand.

                  TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003


NOTE 8 - INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" "SFAS 109". SFAS 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. SFAS 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

The Company has a net operating loss carryforward for tax purposes totaling approximately $66,000 at September 30, 2003 expiring through the year 2023. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). Temporary differences, which give rise to a net deferred tax asset, are as follows:

                                              2003       2002
                                            --------   --------
         Deferred tax assets:
           Net operating loss carryforward    22,517     22,517

         Less:  Valuation allowance ......   (22,517)   (22,517)
                                            --------   --------
                                            $      -   $      -
                                            ========   ========

The table below summarizes the differences between the Company's effective tax rate and the statutory federal rate as follows for fiscal 2003 and 2002:

                                                            2003     2002

         Computed "expected" tax expense (benefit) ....    (34.0)%    0.0%
         Permanent difference .........................     34.0%    (0.0)%
                                                           -----     ----
         Effective tax rate ...........................      0.0%     0.0%
                                                           =====     ====

The valuation allowance at September 30, 2003 was $22,517 and did not change during fiscal 2003.

NOTE 9 - RELATED PARTY TRANSACTIONS

During the year ended September 30, 2003, the Company's Panyu subsidiary advanced $25,261 to a company owned by Panyu's general manager. The advances are non-interest bearing and are payable on demand.

In connection with the acquisition of one of the Company's subsidiaries, the Company owes its principal shareholder and officer $2,191,254, of which $2,159,073 was reflected as long-term.

An officer of the Company or companies owned by this officer advances funds to the Company for working capital purposes. At September 30, 2003, the Company owed this officer or his companies $64,046. The advances are non-interest bearing and are payable on demand.

                  TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003


NOTE 10 - STOCKHOLDERS' DEFICIT

PREFERRED STOCK

The Company is authorized to issue 20,000,000 shares of Preferred Stock, par value $.001, with such designations, rights and preferences as may be determined from time to time by the Board of Directors.

COMMON STOCK

In connection with the reverse acquisition completed on September 30, 2003, the Company issued 23,800,000 shares of its common stock for 100% of the outstanding shares of Arran.

NOTE 11 - COMMITMENTS

OPERATING LEASES

The Company's StarEastNet subsidiary leases office space IN Hong Kong from an affiliated entity. The lease was signed in May 2003 and will expire in April 2005. Monthly rental payments are $1,175. Rent expense for the year ended September 30, 2003 was approximately $5,400. Future minimum rental payments required under these operating leases are as follows:

         Period Ended September 30, 2004 ................       $14,100
         Period Ended September 30, 2005 ................       $ 8,225

NOTE 12 - LEGAL PROCEEDINGS

In November 2003, the Company and a third party entered into a settlement agreement with Mas Capital, Inc. The settlement called for the third party to repurchase 977,600 shares of the Company's common stock for $400,000. The Company has accrued $400,000 in connection with this settlement. In December 2003, a third party paid the amount owed Mas Capital, Inc. on behalf of the Company by purchasing the 977,600 shares for $400,000 as required by the agreement. All parties have mutually released all claims and counterclaims relating to this suit. The Company has subsequently recorded this settlement as a contribution to capital.

NOTE 13 - OPERATING RISK

(a) Country risk

Currently, the Company's revenues are primarily derived from the construction of network infrastructure for residential, industrial and cultural and commercial building blocks to customers in the Peoples Republic of China (PRC). The Company hopes to expand its operations to countries outside the PRC, however, such expansion has not been commenced and there are no assurances that the Company will be able to achieve such an expansion successfully. Therefore, a downturn or stagnation in the economic environment of the PRC could have a material adverse effect on the Company's financial condition.

                  TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003


NOTE 13 - OPERATING RISK (CONTINUED)

(b) Products risk

In addition to competing with other construction companies, the Company could have to compete with larger US companies who have greater funds available for expansion, marketing, research and development and the ability to attract more qualified personnel if access is allowed into the PRC market. If US companies do gain access to the PRC markets, they may be able to offer products at a lower price. There can be no assurance that the Company will remain competitive should this occur.

(c) Exchange risk

The Company can not guarantee that the current exchange rate will remain steady, therefore there is a possibility that the Company could post the same amount of profit for two comparable periods and because of a fluctuating exchange rate actually post higher or lower profit depending on exchange rate of the Chinese
(RMB) or the Hong Kong Dollar (HK$) converted to US dollars on that date. The exchange rate could fluctuate depending on changes in the political and economic environments without notice.

(d) Political risk

Currently, PRC is in a period of growth and is openly promoting business development in order to bring more business into PRC. Additionally PRC allows a Chinese corporation to be owned by a United States corporation. If the laws or regulations are changed by the PRC government, the Company's ability to operate the PRC subsidiaries could be affected.

NOTE 14 - MAJOR CUSTOMERS

Substantially all of the sales during the year ended September 30, 2003, were derived from five customers. These same five customers accounted for 91% of the Company's revenue and 89% of the outstanding accounts receivable at September 30, 2003.

NOTE 15 - SUBSEQUENT EVENTS

ACQUISITION OF MINORITY INTEREST IN SUBSIDIARY

On December 31, 2003, the Company acquired the remaining 20% minority interest in its IC Star MMS subsidiary for 9,889,000 shares of common stock and 10,000,000 warrants to purchase an additional 10,000,000 common shares at an exercise price of $2.00; these warrants expire on December 31, 2005.

DISPOSITION OF SUBISIDIARY

On November 20, 2003, the Company sold a subsidiary of Arran, StarEastNet Limited for $200,000.

                  TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003


NOTE 15 - SUBSEQUENT EVENTS (CONTINUED)

CONTINGENCY

On December 4, 2003, a writ of summons was issued by third parties (as a contracted consultants group for Arran Services Limited) against Arran Services Limited and the subsidiaries of the Company claiming for unspecified damages for alleged breach of contract and an injunction to restrain the subsidiaries to use some of its entertainment content. A defense letter was issued on December 24, 2003, by Arran's legal advisor claiming the Action by the Plaintiff is entirely misconceived and without merit. Management believes it has solid grounds to defend this Action. Accordingly, no provision has been made in the financial statements for this uncertainty.