Form 10QSB
period 2003-12-31
TELECOM COMMUNICATIONS INC
filed 2004-02-23
CIK 1139570

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



        For the fiscal quarter ended:           December 31, 2003
        Commission file number:                 333-62236



                          TELECOM COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)


         Indiana                                         35-2089848
 (State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification No.)





               74 Shanan Road, Panyu, Guangzhou, GD 511490, China
               (Address of principal executive offices)(Zip code)

                                 (8620)8487 9179
              (Registrant's telephone number, including area code)


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X  No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of February 15, 2004: 37,299,000 outstanding shares of common stock, $.001 par value per share.

                  TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                    QUARTERLY PERIOD ENDED DECEMBER 31, 2003
                                      INDEX


                                                                            Page

PART I - FINANCIAL INFORMATION

      Item 1 - Consolidated Financial Statements

      Consolidated Balance Sheet
          December 31, 2003 (Unaudited)........................................3
      Consolidated Statements of Operations (Unaudited)
          For the Three Months Ended December 31, 2003 and 2002................4
      Consolidated Statements of Cash Flows (Unaudited)
          For the Three Months Ended December 31, 2003 and 2002................5

      Notes to Consolidated Financial Statements............................6-17

      Item 2 - Management's Discussion and Analysis
           or Plan of Operation............................................18-25

      Item 3 - Controls and Procedures.....................................26-27


PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings............................................. 27

      Item 2 - Changes in Securities and Use of Proceeds...................27-28

      Item 3 - Default upon Senior Securities.................................28

      Item 4 - Submission of Matters to a Vote of Security Holders............28

      Item 5 - Other Information..............................................28

      Item 6 - Exhibits and Reports on Form 8-K...............................29

      Signatures..............................................................30

                         TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEET


                                                                   December 31,
                                                                       2003
                                                               ----------------
                                                                    (Unaudited)
                                            ASSETS

CURRENT ASSETS:
    Cash                                                            $ 1,416,986
    Accounts receivable                                                 546,430
    Inventory of real estate held for sale                            1,434,603
    Costs and estimated earnings in excess of
    billings on uncompleted contracts                                 5,772,046
    Due from related party                                               25,295
    Prepaid expenses and other current assets                           757,065
                                                                 --------------

        Total Current Assets                                          9,952,425
                                                                 --------------

PROPERTY AND EQUIPMENT - net                                          1,138,725

OTHER ASSETS                                                             22,338
                                                                   ------------

        Total Assets                                               $ 11,113,488
                                                                   ============

                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Loans payable                                                   $ 1,391,291
    Accounts payable and accrued expenses                             2,054,966
    Customer deposits                                                 3,378,652
    Billings in excess of cost and estimated earnings
    on uncompleted contracts                                             85,540
    Due to related parties                                              159,406
                                                                  -------------

        Total Current Liabilities                                     7,069,855

LONG TERM LIABILITIES:
    Due to related party                                              2,159,073
                                                                  -------------

        Total Liabilities                                             9,228,928
                                                                  -------------


MINORITY INTEREST                                                     1,583,280
                                                                   ------------

STOCKHOLDERS' EQUITY:
    Preferred stock ($.001 Par Value; 20,000,000 Shares Authorized;
        no shares issued and outstanding)                                     -
    Common stock ($.001 Par Value; 80,000,000 Shares Authorized;
        37,299,000 shares issued and outstanding)                        37,299
    Additional paid-in capital                                          400,000
    Accumulated deficit                                                (118,919)
    Accumulated other comprehensive loss                                (17,100)
                                                                    -----------


        Total Stockholders' Equity                                      301,280
                                                                    -----------

        Total Liabilities and Stockholders' Equity                 $ 11,113,488
                                                                   ============

            See notes to unaudited consolidated financial statements
                                       -3-

                       TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     For the Three Months Ended
                                                              December 31,
                                                   -----------------------------
                                                        2003              2002
                                                   ---------------  ------------
                                                   (Unaudited)       (Unaudited)

NET REVENUES                                     $ 1,909,840               $ -

COST OF SALES                                      1,156,370                 -
                                                  ---------------  -------------

GROSS PROFIT                                         753,470                 -
                                                  --------------  --------------

OPERATING EXPENSES:
     Salaries                                         25,568                 -
     Selling, general and administrative             172,706                 -
                                                  ------------    --------------

        Total Operating Expenses                     198,274                 -
                                                  ------------    --------------

INCOME FROM OPERATIONS                               555,196                 -
                                                 -------------   ---------------

OTHER INCOME (EXPENSE):
     Interest income                                   2,106                 -
     Interest expense                                (24,725)                -
                                                 -------------   ---------------

        Total Other Income (Expense)                 (22,619)                -
                                                 -------------   ---------------

INCOME BEFORE PROVISION FOR INCOME TAXES             532,577                 -

PROVISION FOR INCOME TAXES                           (59,307)                -
                                                 -------------   ---------------

INCOME BEFORE DISCONTINUED OPERATIONS  AND
      MINORITY NTEREST                               473,270                 -

DISCONTINUED OPERATIONS:
   Gain from sale discontinued operations             55,695
                                                 -------------   ---------------

INCOME BEFORE MINORITY INTEREST                      528,965                 -

MINORITY INTEREST IN INCOME OF SUBSIDIARY           (110,285)                -
                                                 -------------   ---------------

NET INCOME                                         $ 418,680               $ -
                                                =============    ===============

Income per Common Share - Basic and Diluted           $ 0.01              0.00
                                                =============    ===============

Weighted Average Common Shares Outstanding
                 - Basic and Diluted              37,299,000          37,299,000
                                                  ==============  ==============


                See notes to unaudited consolidated financial statements

                  TELECOM COMMUNICATIONS, INC AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                     For the Three Months Ended
                                                             December 31,
                                          --------------------------------------
                                                  2003                  2002
                                          ----------------   -------------------
                                               (Unaudited)           (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income from continuing operations       $ 362,985                   $ -
    Adjustments to reconcile net income to
    net cash provided by operating activites:
       Depreciation                               193,407                     -
       Minority interest                          110,285                     -

    Changes in assets and liabilities:
       Accounts receivable                         58,522                     -
       Inventory of real estate held for sale       1,310                     -
       Costs and estimated earnings in excess of
       billings on uncompleted contracts         (777,667)                    -
       Due from related party                         (34)
       Prepaid and other current assets           673,453                     -
       Other assets                                 3,761                     -
       Accrued payable and accrued expenses     1,550,802                     -
       Customer deposits                       (1,485,731)                    -
       Billings in excess of costs and
       estimated earnings on uncompleted
       contracts                                  (39,709)                    -
                                             -----------------  ----------------


NET CASH PROVIDED BY CONTINUING
     OPERATING ACTIVITIES                         651,384                     -
                                             -----------------  ----------------


    Income from discontinued operations            55,695                     -
                                             -----------------  ----------------


NET CASH PROVIDED BY DISCONTINUED
     OPERATING ACTIVITIES                          55,695                     -
                                             -----------------  ----------------


NET CASH PROVIDED BY OPERATING ACTIVITIES         707,079                     -
                                             -----------------  ----------------



CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                           (9,274)                    -
                                             -----------------  ----------------


NET CASH FLOWS USED IN INVESTING ACTIVITIES        (9,274)                    -
                                             -----------------  ----------------


CASH FLOWS FROM FINANCING ACTIVITIES:
    Due to related party                           63,179                     -
    Payments on loan payable                     (485,641)                    -
                                             -----------------  ----------------


NET CASH FLOWS USED IN FINANCING ACTIVITIES      (422,462)                    -
                                             -----------------  ----------------

EFFECT OF EXCHANGE RATE CHANGES IN CASH           (13,792)                    -
                                             -----------------  ----------------
NET INCREASE IN CASH                              261,551                     -

CASH - beginning of year                        1,155,435                     -
                                             -----------------  ----------------

CASH - end of period                          $ 1,416,986                   $ -
                                            =================  =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW  INFORMATION:
   Noncash investing and financing activities:
   Capital contributed in connection with
    accrued lawsuit settlement                  $ 400,000                   $ -
                                            =================  =================



            See notes to unaudited consolidated financial statements.

                  TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT
                  ACCOUNTING POLICIES

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

On September 30, 2003, Telecom Communications, Inc. consummated a Stock Purchase Agreement with Arran Services Limited ("Arran") and its sole shareholder, Mr. Fred Deng Chiyuan, for the acquisition of all of the capital stock of Arran, a British Virgin Island corporation. In exchange for the capital interest, Mr. Deng received a total of 22.8 million shares and one designate of Mr. Deng received 1 million shares of Telecom common stock, representing approximately 64% of the outstanding shares of Telecom. The Stock Purchase Agreement has been accounted for as a reverse acquisition under the purchase method for business combinations. Accordingly, the combination of the two companies is recorded as a recapitalization of Telecom, pursuant to which Arran is treated as the continuing entity. In connection the recapitalization, the Company reclassified negative paid-in capital of $89,099 to the accumulated deficit.

Arran conducts business in China through its two subsidiaries, Panyu No. 6 Construction Company Limited and IC Star MMS, Limited as follows:

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

               TELECOM COMMUNICATIONS, INC., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
             POLICIES (continued)

The Company -continued

IC Star MMS Limited (formerly known as Sino Super Limited) was an 80% owned China-based local information and services affiliate network. Established in December 1991, ICStarMMS.com links entertainment and lifestyle information to local communities across China. On December 31, 2003, the Company was to suppose to acquire the remaining 20% minority interest in its IC Star MMS subsidiary for 9,889,000 shares of common stock and 10,000,000 warrants to purchase an additional 10,000,000 common shares at an exercise price of $2.00. In January 2004, this acquisition of the remaining 20% was cancelled and no shares and warrants were issued.

On November 20, 2003, the Company sold a subsidiary of Arran, StarEastNet Limited, for $200,000.

The accompanying consolidated financial statements include the accounts of Telecom and its wholly-owned and partially-owned subsidiaries. All material intercompany transactions and balances have been eliminated.

Net income per share

Basic income per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.

Inventory of real estate held for sale

Real estate held for sale is carried at the lower of cost or fair value less estimated selling costs. Costs relating to improvement of real estate are capitalized. Allowance for losses are available to absorb losses incurred on real estate and represents additions charged to expense, less net gains or losses. In determining the allowance for losses to be maintained, management evaluates current economic conditions, fair value of the underlying collateral and risk characteristics of real estate held for sale. As of December 31, 2003, the Company was holding $1,434,603 in real estate held for sale.

               TELECOM COMMUNICATIONS, INC., INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                December 31, 2003
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company acts as a consultant to various contractors and performs administrative services for a fixed percentage of the total contract price. Fees are recognized as services are performed. Consulting revenue is included in net revenues on the statements of operations for the three months ended December 31, 2003 and 2002.

The Company recognizes revenue from wireless services when services are performed.

Foreign currency translation

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation," and are included in determining net income or loss.

For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date. Revenues, expenses and cash flows are translated at the average exchange rate for the period to approximate translation at the exchange rate prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss.

               TELECOM COMMUNICATIONS, INC., INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                December 31, 2003
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign currency translation (continued)

The functional currency of the Company's Chinese subsidiaries, IC China Star East MMS, Limited, Honk Kong dollars (HKD) is the local currency and for its subsidiary, Panyu No. 6 Construction Company Limited, Chinese Remnibi (RMB), is the local currency. The financial statements of the subsidiaries are translated to United States dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. The cumulative translation adjustment and effect of exchange rate changes at December 31, 2003 was $17,023. As of December 31, 2003, the exchange rate for the Chinese Renminbi
(RMB) was $1 US for 8.28 RMB and for the Honk Kong dollar (HKD) was $1 US for
7.764 HKD.

Stock-based compensation

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

               TELECOM COMMUNICATIONS, INC., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003
                                   (UNAUDITED)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES (continued)

Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts (continued)

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

NOTE 2 - RELATED PARTY TRANSACTIONS

As of December 31, 2003, the Company's Panyu subsidiary had advanced $22,338 to a company owned by Panyu's general manager. The advances are non-interest bearing and are payable on demand.

In connection with the acquisition of one of the Company's subsidiaries, the Company owes its principal shareholder and officer $2,201,192, of which $2,159,073 was reflected as long-term.

An officer of the Company or companies owned by this officer advances funds to the Company for working capital purposes. At December 31, 2003, the Company owed this officer or his companies $117,287. The advances are non-interest bearing and are payable on demand.

               TELECOM COMMUNICATIONS, INC., INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                December 31, 2003
                                   (UNAUDITED)

NOTE 3 - ACQUISITIONS AND DISPOSITIONS

On January 1, 2003, the Company acquired from its principal shareholder 60% ownership in Panyu No. 6 Construction Company Limited to the Company. The fair market value of the net assets acquired from its principal shareholder was $2,159,072 and was reflected as due to related party - long term on the consolidated balance sheet.

On January 7, 2003, the Company's Arran subsidiary completed the acquisition of Superb Quality Limited a British Virgin Island Company and its subsidiaries. The purchase price of this acquisition was $65,562 with $100 payable to the shareholders of the acquired entity and $65,462 payable to a related entity for the assignment of a non-interest bearing demand note, payable by one of the acquired Company's subsidiaries. The purchase price approximated the fair market value of the assets acquired. On November 20, 2003, the Company sold a subsidiary of Arran, Superb Quality Limited which holds 100% shareholding of StarEastNet Limited, for $200,000. As a result of the sale of Superb Quality Limited, the Company recorded a $55,695 gain from the sale in the quarter ended December 31, 2003. StarEastNet Limited and Superb Quality Limited are reported separately as a discontinued operation, and prior periods have been restated in the Company's financial statements, related footnotes and the management's discussion and analysis to conform to this presentation. In connection with this sale the Company is due $3,128,340 in the form of loan receivable that was originally owed to the Company by the sold subsidiary. The purchaser has agreed to assume the liability and will make payments of approximately $136,000 per month beginning in May 2004. The payments will continue for 23 months. If the purchaser fails to make payments for six consecutive months the purchaser must return the shares of the subsidiary to the Company. Due to the uncertainty regarding the collection of the note, the Company will recognize the payments of the receivable as gain on the sale of subsidiary as the payments are received. Therefore, no gain was recognized during the quarter ended December 31, 2003 with respect to this note.

The following approximate unaudited pro forma consolidated results of operations have been prepared as if the acquisitions of Panyu No. 6 Construction Company Limited had occurred as of the following periods:
   ------------------------------ ----------------------
                                    Three Months
                                        Ended
                                  December 31, 2002
   ------------------------------ ----------------------
          Net Revenues              $   2,200,000
          Net Income                $      50,000
          Net Income per Share      $         .00

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the period presented and is not intended to be a projection of future results.

               TELECOM COMMUNICATIONS, INC., INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                December 31, 2003
                                   (UNAUDITED)

NOTE 3 - SEGMENT INFORMATION

The following information is presented in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. In the periods ended December 31, 2003 and 2002, the Company operated in two reportable business segments - (1) construction services (2) telecommunications and related-services. The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations.

Information with respect to these reportable business segments for the three months ended December 31, 2003 and 2002 is as follows: `



                                       For the Three Months For the Three Months
                                              Ended                  Ended
                                        December 31, 2003      December 31, 2002
                                          ----------------- -------------------

                         Net Revenues:
                 Construction services     $   1,276,377       $             -
Telecommunication and related-services           633,463                     -
                                           ----------------- -------------------

             Consolidated Net Revenue      $   1,909,840                     -
                                           ================= ===================

 Cost of Sales and Operating expenses:
                 Construction services     $   1,111,193       $             -
Telecommunication and related-services           238,348                     -
                                           ================ ====================
                         Depreciation:
                 Construction services     $       5,103       $             -
Telecommunication and related-services                 -                     -
                                           ================ ====================
                     Interest Expense:
                 Construction services     $      24,725       $             -
Telecommunication and related-services                 -                     -
                                           ================ ====================

                           Net Income:
                Construction services      $     46,894       $              -
Telecommunication and related-services          371,786                      -
                                           ---------------- --------------------

                         Net  Income       $    418,680        $             -
                                           ================ ====================

    Total Assets at December 31, 2003
                             and 2002:
                 Construction services    $ 10,571,992                      -
Telecommunication and related-services         541,496                      -
                                          ----------------- --------------------

              Consolidated Asset Total    $ 11,113,488                      -
                                          ================= ====================

               TELECOM COMMUNICATIONS, INC., INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                December 31, 2003
                                   (UNAUDITED)




NOTE 3 - SEGMENT INFORMATION (Continued)

For the three months ended December 31, 2003, the Company derived 100% of its revenue from its subsidiaries located in the People's Republic of China. Additionally, all of the Company's identifiable assets are located in the People's Republic of China.

Currently, the Company's revenues are derived from sale of construction services and telecommunications related services to customers in the Peoples Republic of China (PRC). The Company hopes to expand its operations to countries outside the PRC, however, such expansion has not been commenced and there are no assurances that the Company will be able to achieve such an expansion successfully. Therefore, a downturn or stagnation in the economic environment of the PRC could have a material adverse effect on the Company's financial condition.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR RESULTS OF OPERATIONS

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

The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the financial statements of Telecom Communications, Inc. for the year ended September 30, 2003 and notes thereto contained on the report Form 10-KSB as filed with the Securities and Exchange Commission.

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

Our primary mission is to develop real estate in China by taking advantage of China's strong economic growth, which we believe, based on management's past experience, will result in an increasing need for top quality office space and high-end residential luxury homes. Currently, we plan to complete the development of our existing land with residential homes and commercial space for sale. Our primary investment objective is to realize capital appreciation from the sale of the properties within three to five years after such properties have been developed or purchased. Our secondary investment objective is to generate cash from the properties by the leasing of commercial space; in particular, ground level retail space. Once a project is completed and fully operational, we intend to sell our interest in such project, thereby generating funds for further development projects.

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

In November 2003, we sold our 80% ownership in Superb Quality Limited to a third party investor for a consideration of $200,000 in cash dated on November 20, 2003. StarEastNet.com business model has not been profitable in the past several years and Management believes it will not help the company in the long run, as the company shifts its core business to wireless short/multimedia messaging services. As a result of the sale of Superb Quality Limited and its subsidiary SarEastNet Limited, the Company recorded a $55,695 gain from the sale in the quarter ended December 31, 2003. Superb Quality Limited is reported separately as a discontinued operation, and prior periods have been restated in the Company's financial statements, related footnotes and the management's discussion and analysis to conform to this presentation. In connection with this sale the Company is due $3,128,340 in the form of loan receivable that was originally owed to the Company by the sold subsidiary. The purchaser has agreed to assume the liability and will make payments of approximately $136,000 per month beginning in May 2004. The payments will continue for 23 months. If the purchaser fails to make payments for six consecutive months the purchaser must return the shares of the subsidiary to the Company. Due to the uncertainty regarding the collection of the note, the Company will recognize the payments of the receivable as gain on the sale of subsidiary as the payments are received. Therefore, no gain was recognized during the quarter ended December 31, 2003 with respect to this note.

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

Results of Operations

THREE MONTHS ENDED DECEMBER 31, 2003 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2002

Revenue for the three months ended December 31, 2003 was $1,909,840 as follows:

                                       Net Revenues:
-----------------------------------------------------     ----------------------
                               Construction services               $  1,276,377
              Telecommunication and related-services                    633,463
                                                          ----------------------

                            Consolidated Net Revenue               $  1,909,840
                                                          ======================

We did not have revenues for the three months ended December 31, 2002. Revenues from constructions services are recognized on the percentage-of-completion method for certain of these contracts, measured by the percentage of costs incurred to date to estimated total costs for each contract. This method is used because management considers costs incurred to be the best available measure of progress on these contracts. Revenues are recognized on the completed-contract method for certain other contracts. Contracts to manage, supervise, or coordinate the construction activity of others are recognized only to the extent of the fee revenue. The Company recognizes revenue from wireless services when services are performed.

For the three months ended December 31, 2003, costs of sales amounted to $1,156,370 or 60.5% of net revenues and consists of direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs as well as local taxes incurred as well as costs associated with the performance of our telecommunication services. These costs are directly attributable to our construction projects

                       Cost of Sales:

                                                                % of Related
                                                Amount             Revenues

                 Construction services     $   1,029,677             80.7%
Telecommunication and related-services           126,693             20.0%
                                           --------------- ---------------------

         Consolidated Costs of  Sales      $   1,156,370             60.5%
                                          ================ =====================

     For the three months ended December 31, 2003, we incurred operating expenses of $198,274. For the three months ended December 31, 2003, operating expenses consisted of salaries of $25,568, and other selling, general and administrative expenses of $172,706. For the three months ended December 31, 2002, we did not incur any operation expenses since we had no operations and acquired all of our subsidiaries on January 2003.

         For the three months ended December 31, 2003, we incurred interest expense of $24,725 and interest income of $2,106.

         For the three months ended December 31, 2003, we recorded minority interest expense of $110,285 related the allocation of profits to our minority interest holder.

         For the three months ended December 31, 2003, we incurred foreign income tax expense of $59,307 related to our foreign operations.

         The following approximate unaudited pro forma consolidated results of operations have been prepared as if the acquisitions of Panyu No. 6 Construction Company Limited had occurred as of the following period:


                                                        Three Months
                                                       Ended December
                                                          31, 2002
       --------------------------------------------- -----------------

          Net Revenues                               $      2,200,000
          Net Income                                 $         50,000
          Net Income per Share                       $            .00


         Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results.

OVERALL

         We reported net income for the three months ended December 31, 2003 of $418,680. This translates to overall per-share income of $.01 for the three months ended December 31, 2003.

Liquidity And Capital Resources

     At December 31, 2003, we had a cash balance of $1,416,986 held in The People's Republic of China. We currently have no cash positions in the United States. We have been funding our operations from the receipt of customer deposits on our constructions projects and from working capital loans as described below:

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

     Net cash provided by operations was $707,079 for the three months ended December 31, 2003 and was attributable to our net income from continuing operations of $362,985, income from the sale of our subsidiary of $55,695, and by non-cash activity such as depreciation of $193,407 and minority interest of $110,285 as well as changes in the net assets of the Company of $40,325. In the future, we may use cash in our operations due to the continuing implementation of our business model and increased expenses from costs associated with being a public company.

     Net cash used in investing activities for the three months ended December 31, 2003 was $9,274 for capital expenditures.

     Net cash used in financing activities were $422,462 for the three months ended December 31, 2003 and related primarily to proceeds from related party loans of $63,179 offset by payments of loans payable of $485,641.

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

     Revenues are recognized on the percentage-of-completion method for certain of these contracts, measured by the percentage of costs incurred to date to estimated total costs for each contract. This method is used because management considers costs incurred to be the best available measure of progress on these contracts. Revenues are recognized on the completed-contract method for certain other contracts. Contracts to manage, supervise, or coordinate the construction activity of others are recognized only to the extent of the fee revenue. The Company recognizes revenue from wireless services when services are performed.

     We act as a consultant to various contractors and performs administrative services for a fixed percentage of the total contract price. Fees are recognized as services are performed. Consulting revenue is included in net revenues on the statements of operations for the three months ended December 31, 2003.

OPERATING RISK

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

(e) Our future performance is dependent on its ability to retain key personnel

     Our performance is substantially dependent on the performance of our senior management. In particular, the Company's success depends on the continued effort of our Senior Management to maintain all contact with our Chinese subsidiaries. The Company's inability to retain Senior Management could have a material adverse effect on our prospects, businesses, Chinese operations, financial conditions

ITEM 3. CONTROLS AND PROCEDURES

     Our Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for us. Based upon such officers' evaluation of these controls and procedures as of a date within 45 days of the filing of this Quarterly Report, and subject to the limitations noted hereinafter, the Certifying Officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this Quarterly Report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

     The Certifying Officers have also indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

     Our management, including each of the Certifying Officers, does not expect that our disclosure controls or our internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and their can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

                           Part II - OTHER INFORMATION

Item 1.Legal Proceedings

             On December 4th 2003, a writ of summons was issued by third parties (as a contracted consultants group for Arran Services Limited ) against Arran Services Limited and the subsidiaries of the Company claiming for unspecified damages for alleged breach of contract and an injunction to restrain the subsidiaries to use some of the entertainment contents. A defense letter was issued on December 24th 2003 by Arran's legal advisor, claiming the Action by the plaintiff is entirely misconceived and without merit. The directors are of the view that the Company has solid grounds to defense. Accordingly, no provision for this Action has been provided in the financial statements. "

Item 2. Changes in Securities and Use of Proceeds

             None

Item 3. Defaults Upon Senior Securities

             None
Item 4. Submission of Matters to a Vote of Security Holders

             None

Item 5. Other Information

             None

Item 6.  Exhibits and Reports on Form 8-K

      (1)         Exhibits

Exhibit
Number        Description
-------       ----------------
31.1          Certification by Chief Executive Officer Pursuant to Section 302
31.2          Certification by Chief Financial Officer Pursuant to Section 302
32.1          Certification by Chief Executive Officer Pursuant to Section 906
32.2          Certification by Chief Financial Officer Pursuant to Section 906


(2) Reports on Form 8-K

               None

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Panyu, Guangzhou, China on February 20, 2004.

                                            TELECOM COMMUNICATIONS, INC.

        Date: February 20, 2004                By: /s/ Fred Deng
                                              --------------------
                                               Fred Deng
                                               CEO, President and Chairman


     In accordance with the Securities Exchange Act, the registrant has caused this report to be signed on behalf by the undersigned that is duly authorized of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.


         Date: February 20, 2004             By: /s/ Fred Deng
                                             --------------------
                                             Fred Deng
                                             CEO, President and Chairman


         Date: February 20, 2004             By: /s/ Gary Lam,
                                             --------------------------
                                             Gary Lam
                                             Principal Financial and
                                             Accounting Officer