Form 10QSB
period 2004-03-31
TELECOM COMMUNICATIONS INC
filed 2004-05-24
CIK 1139570

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------
                                   FORM 10-QSB
                                 --------------

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

| | TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT

               For the transition period from ________ to ________

                        Commission file number 333-62236

                                 --------------

                          TELECOM COMMUNICATIONS, INC.
        (Exact name of small business issuer as specified in its charter)

                                 --------------

            INDIANA                                               35-2089848
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                74 SHANAN ROAD PANYU, GUANGZHOU, GD 511490, CHINA
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                (8620) 8487 9179
                            ISSUER'S TELEPHONE NUMBER

              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT)

                                 --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 50,188,000 shares of Common Stock, $.001 Par Value Per Share, outstanding as of May 24, 2004

Transitional Small Business Disclosure Format (Check One):  Yes | |  No |X|

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
     PART I.  FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements.........................................1

        Condensed Consolidated Balance Sheet as of March 31, 2004..............1

        Condensed Consolidated Statement of stockholders Equity for
        Three Months Ended March 31, 2004......................................2

        Condensed Consolidated Statements of Operations for Three Months
        and Six Months Ended March 31, 2004 and 2003...........................3

        Condensed Consolidated Statements of Cash Flows for the Six Months
        Ended March 31, 2004 and 2003..........................................4

        Notes to the Consolidated Financial Statements.........................5

Item 2. Management's Discussion and Analysis of Financial Condition
        And Results of Operations.............................................10

Item 3. Controls and Procedures...............................................20

     PART II. OTHER INFORMATION

Item 1. Legal Proceedings.....................................................20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds...........21

Item 5. Other Information.....................................................21

Item 6. Exhibits and Reports on Form 8-K......................................21

SIGNATURES....................................................................22

                  TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 2004
                                   (UNAUDITED)

                                     Assets
                                     ------
Current assets
  Cash and cash equivalents                                        $  1,457,183
  Accounts receivable                                                   143,146
  Inventory - real estate held for sale                               1,446,161
  Inventory - other                                                     117,898
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                                 8,038,028
  Retention receivables                                                 699,995
  Prepaid expenses and other current assets                           1,067,106
                                                                   ------------

    Total current assets                                             12,969,517
                                                                   ------------

Property, plant and equipment - at cost                               3,096,375
  Less: accumulated depreciation                                     (1,359,382)
                                                                   ------------

                                                                      1,736,993

Other asset
  Due from employee                                                      24,925


    Total assets                                                   $ 14,731,435
                                                                   ============

                      Liabilities and Stockholders' Equity
                      ------------------------------------
Current liabilities
  Loans payable                                                    $  2,180,995
  Accounts payable and accrued expenses                               2,083,653
  Customer deposits                                                   5,097,734
  Billings in excess of cost and estimated earnings
    on uncompleted contracts                                            162,989
  Due to related parties                                                143,436
                                                                   ------------
    Total current liabilities                                         9,668,807
                                                                   ------------

Long-term debt
  Due to stockholder                                                  2,207,907
                                                                   ------------

    Total liabilities                                                11,876,714
                                                                   ------------

Minority interest                                                     1,817,342


          The accompanying notes are an integral part of the condensed consolidated financial statements.




                  TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED BALANCE SHEET (CONT'D)

                                 MARCH 31, 2004
                                   (UNAUDITED)


Stockholders' equity
  Preferred stock ($.001 par value: 20,000,000 shares authorized;
    no shares issued and outstanding)                                     -
  Common stock ($.001 par value: 80,000,000 shares authorized
    47,188,000 shares issued and outstanding)                            47,188
  Additional paid in capital                                          8,712,405
  Accumulated other comprehensive loss                                  (25,569)
  Accumulated deficit                                                (7,696,645)
                                                                   ------------

    Total stockholders' equity                                        1,037,379
                                                                   ------------

    Total liabilities and stockholders' equity                     $ 14,731,435
                                                                   ============


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                  TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     Six Months Ended               Three Months Ended
                                                         March 31,                       March 31,
                                                         ---------                       ---------
                                                  2 0 0 4         2 0 0 3         2 0 0 4        2 0 0 3
                                                  -------         -------         -------        -------
Net revenues                                   $  5,591,356    $    724,637    $  3,681,516    $   724,637

Cost of sales                                     3,869,836         486,528       2,713,466        486,528
                                               ------------    ------------    ------------    -----------

Gross profit                                      1,721,520         238,109         968,050        238,109

  Operating expenses                                401,649         189,021         203,375        189,021
                                               ------------    ------------    ------------    -----------

Income from operations                            1,319,871          49,088         764,675         49,088
                                               ------------    ------------    ------------    -----------

Other income (expense):
  Interest income                                     4,573           -               2,467          -
  Interest expense                                  (45,114)        (23,151)        (20,389)       (23,151)
  Acquisition expense                            (8,126,917)          -          (8,126,917)         -
  Other income                                       21,818           -              21,818          -
  Gain on disposal of subsidiary                    200,798           -             145,103          -
                                               ------------    ------------    ------------    -----------

  Total other income (expense)                   (7,944,842)        (23,151)     (7,977,918)       (23,151)
                                               ------------    ------------    ------------    -----------

Income (loss) before provision for
income tax                                       (6,624,971)         25,937      (7,213,243)        25,937

Provision for income taxes                          158,620          22,173          99,313         22,173
                                               ------------    ------------    ------------    -----------

Income (loss) before minority interest           (6,783,591)          3,764      (7,312,556)         3,764

Minority interest in income of
  Subsidiary                                       (375,455)        (12,929)       (265,170)       (12,929)
                                               ------------    ------------    ------------    -----------

Net loss                                       $ (7,159,046)   $     (9,165)   $ (7,577,726)   $    (9,165)
                                               ============    ============    ============    ===========

Income per common share -
  basic & diluted                              $      (0.19)   $      (0.00)   $      (0.19)   $     (0.00)
                                               ============    ============    ============    ===========

Weighted average common share
  outstanding - basic & diluted                  38,109,574      10,050,000      38,929,055      10,050,000
                                               ============    ============    ============    ============


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                  TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                Six Months Ended
                                                                    March 31,
                                                                    ---------
                                                            2 0 0 4         2 0 0 3
                                                            -------         -------
Cash flows from operating activities
  Net cash provided by (used in) operating activities     $   (27,702)    $ (3,539,819)
                                                          -----------     ------------

Cash flows from investing activities
  Purchase of property and equipment                         (653,664)      (2,457,291)
  Long-term investments                                       200,000         (592,106)
                                                          -----------     ------------

Net cash used in investing activities                        (453,664)      (3,049,397)

Cash flows from financing activities:
  Due to related party                                         47,545           63,173
  Loan payable                                                304,063        1,658,083
  Proceeds from new issuance of common stock                  401,075        2,941,603
  Due to stockholder                                           48,834        2,113,642
                                                          -----------     ------------

Net cash provided by financing activities                     801,517        6,776,501
                                                          -----------     ------------

Effect of exchange rate changes on cash                       (18,403)         -
                                                          -----------     ------------

Net increase in cash                                          301,748          187,285

Cash - beginning of period                                  1,155,435          -
                                                          -----------     ------------

Cash - end of period                                      $ 1,457,183     $    187,285
                                                          ===========     ============


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                  TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accounts of the Company and all of its subsidiaries are included in the condensed consolidated financial statements. All significant intercompany accounts and transactions are eliminated in consolidation. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ending September 30, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended September 30, 2003.

1.   BUSINESS DESCRIPTION AND ORGANIZATION

     Telecom Communications, Inc. (the "Company" or "Telecom") was incorporated on January 6, 1997 in the State of Indiana under the corporate name MAS Acquisition XXI Corp. Prior to December 21, 2000, the Company was a blank check company seeking a business combination with an unidentified business. On December 21, 2000, the Company acquired Telecom Communications of America, which was a sole proprietorship conducting business as a provider of long distance telephone carriers to individuals. The Company changed its name to Telecom Communications, Inc..

     On September 30, 2003, Telecom consummated a Stock Purchase Agreement with Arran Services Limited ("Arran") and its sole shareholder (the "majority shareholder"), for the acquisition of all of the capital stock of Arran, a British Virgin Island corporation. In exchange for the capital interest, the majority shareholder and his designate received a total of 23.8 million shares of Telecom common stock, representing approximately 64% of the outstanding shares of Telecom. On September 30, 2003, Telecom discontinued its operations in the U.S. On the closing of the Stock Purchase Agreement, the majority shareholder was elected chairman and CEO of the Company.

     Arran conducts business in China through its subsidiaries, Panyu No. 6 Construction Company Limited ("Panyu") and IC Star MMS, Limited ("IC Star") as follows:

     Panyu, a 60% owned Chinese company located in Guangzhou, China, is an integrated construction company. Panyu is focused on both general construction as well as the construction of network infrastructure for residential, industrial, cultural and commercial building communities. The construction on network infrastructure is mainly for communication through the setting up of broadband and telephone lines, intranet network within the community, as well as television cable, electricity wire and air conditioning. The Company sold Panyu on April 16, 2004 (refer to note 5).

                  TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   BUSINESS DESCRIPTION AND ORGANIZATION (CONTINUED)

     IC Star (formerly known as Sino Super Limited) was an 80% owned China-based local information and services affiliate network. Established in December 1991, IC Star links entertainment and lifestyle information to local communities across China.

     On March 16, 2004, the Company acquired from Auto Treasure Holdings Limited, an entity 100% owned by the majority shareholder, the remaining 20% interest of IC Star for a consideration of 9,889,000 shares of Telecom common stock and 10,000,000 warrants to purchase 10,000,000 shares of Telecom common stock at $2 per share. As a result, as of March 16, 2004, Telecom owned 100% of IC Star. This transfer was deemed to be a transfer between entities under common control and was therefore recorded on the Company's records at its historical cost basis. In connection to the new issuance of 9,889,000 shares of Telecom common stock and 10,000,000 warrants (expire March 15, 2006), the excess of the purchase consideration of $8,322,295 over the book value of the net assets of $195,378 acquired amounted to $8,126,917 and was recorded in the consolidated statement of operations as acquisition expense.

     On December 15, 2003, the Company formed Alpha Century Holdings Limited ("Alpha") which is wholly owned subsidiary registered in British Virgin Islands and was formed for investment holdings. On March 31, 2004, Arran sold its interest in Huiri Electric (Panyu) Limited ("Huiri") to Alpha for approximately $13,000.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

     The condensed consolidated financial statements of the Company, include the accounts of Telecom, Arran, Alpha, IC Star, Panyu and Huiri. The condensed consolidated statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All significant intercompany transactions have been eliminated.

     The Company has determined Hong Kong dollars, to be the functional currency of IC Star and the People's Republic of China Chinese Yuan Renminbi, to be the functional currency of Panyu. There were no material gains or losses or effect of exchange rate changes on cash recognized as a result of translating foreign currencies to the U.S. dollars due to the stability of the currency. No assurance however, can be given as to the future valuation of the foreign currencies and how further movements in the foreign currencies could affect future earnings of the Company.

     The balance sheets of all foreign subsidiaries were translated at period end exchange rates. All of the Company's material long-lived assets are located in the People's Republic of China in March, 2004. Expenses were translated at exchange rates in effect during the year, substantially the same as the period end rates.

                  TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     MINORITY INTEREST IN SUBSIDIARIES

     The Company records minority interest which reflects the portion of the earnings of Panyu, which are applicable to two shareholders (40% at March 31, 2004).

     RELATED PARTY AND STOCKHOLDERS' LOANS

     The caption "Due to related party" and "Due to Stockholder" are loans that are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand.

     REAL ESTATE HELD FOR SALE

     Real estate held for sale is carried at the lower of cost or fair value less estimated selling costs. Costs relating to improvement of real estate are capitalized. Allowance for losses are available to absorb losses incurred on real estate and represents additions charged to expense, less net gains or losses. In determining the allowance for losses to be maintained, management evaluates current economic conditions, fair value of the underlying collateral and risk characteristics of real estate held for sale. As of March 31, 2004, the Company was holding $1,446,161 in real estate held for sale.

3.   RELATED PARTY TRANSACTIONS

     An officer of the Company or companies owned by this officer advances funds to the Company for working capital purposes. At March 31, 2004, the Company owed this officer or his companies $143,436. The advances are non-interest bearing and are payable on demand.

4.   SEGMENT INFORMATION

     The following information is presented in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. In the periods ended March 31, 2004 and 2003, the Company operated in two reportable business segments - (1) construction services (2) telecommunications and related-services. The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations.

                  TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


4.   SEGMENT INFORMATION (CONTINUED)

     Information with respect to these reportable business segments for the six months ended March 31, 2004 and 2003 is as follows:

                                                                    Six Months Ended
                                                                        March 31,
                                                                        ---------
                                                                2 0 0 4        2 0 0 3
                                                                -------        -------
     Net revenues:
     Construction services                                   $  4,959,186    $    724,637
     Telecommunication and related-services                       632,170               -
                                                             ------------    ------------

     Consolidated net revenue                                $  5,591,356    $    724,637
                                                             ============    ============

     Income before income tax:
     Construction services                                   $    684,214    $     36,527
     Telecommunication and related-services - includes
          Acquisition expense                                  (7,309,185)        (10,590)
                                                             ------------    ------------

     Consolidated net Income (loss) - before tax             $ (6,624,971)   $     25,937
                                                             ============    ============

     Total assets at March 31, 2004 and 2003:
     Construction services                                   $ 13,664,736    $ 10,952,046
     Telecommunication and related-services                       552,848           3,880
     Others                                                       513,851           2,357
                                                             ------------    ------------

     Consolidated assets total                               $ 14,731,435    $ 10,958,283
                                                             ============    ============

     For the six months ended March 31, 2004, the Company derived 100% of its revenue from its subsidiaries located in the People's Republic of China. Additionally, all of the Company's identifiable assets are located in the People's Republic of China.

5.   SUBSEQUENT EVENTS - RELATED PARTY TRANSACTION

     On April 16, 2004, the Company sold its 60% shareholding in Panyu to Aries Vision Technology Limited ("Aries"), a related party, for approximately $2,580,390. Approximately $2,095,128 is payable to the majority shareholder and the remaining $485,262 to Arran.

     This transaction resulted in a net loss of $207,850, which will be reported during the next quarter of 2004.

                  TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


6.   CONTINGENT LIABILITIES

     During the period, the Company was involved in a law suit brought by third parties claiming for unspecified damages for alleged breach of contract and an injunction to restrain them to use some of entertainment contents. The Company intends to contest the claims strongly and, while the final outcome of the proceedings is uncertain, it is the management's opinion that the ultimate liability, if any, will not have a material impact upon the Company's financial position. Accordingly, no provision for these claims has been made in the accompanying financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR RESULTS OF OPERATIONS

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

OVERVIEW

We are a leading network infrastructures services company and value-added information service provider for China and the global Chinese communities. Our business includes the provision of technical solution to the commerce world by teaming up with other strategic partners which focus on developing media related products; such as the SMS/MMS Information Manager System software. Secondly, by leveraging our connection with various Service Providers ("SP") in China through IC Soft Ltd., we provide our SP network to clients who need distribution of their products. Thirdly, we are a content provider focus on entertainment related subjects. With a branded network of localized websites, targeting greater China and overseas Chinese, we provide an array of services to our users including region-focused online portals, mobile value-added services, online games, virtual ISP, classified listings, e-commerce and enterprise CRM solutions. In turn, we generate revenue through advertising, mobile value-added services, fee-based services, e-commerce, community and enterprise services. With 10 million registered users of channel partners in China at December 31, 2003, we believe that channel partners is the most recognized online brand in China and among Chinese communities world-wide.

IC Star one of our subsidiaries that our subsidiary, IC Star MMS Ltd., or ICStar (formerly known as Sino Super Ltd.), a network services company based in Hong Kong, began operations in December 1999 as an internet alliance concept focused on providing solutions to Chinese city local contents providers wishing to publish their news across China. In May 2000, ICStar launched our affiliate network, then called goongreen.org, offering Chinese-language local news, information and community features such as publishing services targeted at online users in China. In October 2002, ICStar expanded its affiliate network by partnering with Aixi Software Limited, a leading network Internet/Intranet development company with office in Guangzhou China and 6 distinct web sites targeting Chinese community users, education users and business users in China. In Jan 2003, we continued our network expansion and entertainment contents providing by acquisition stareastnet.com a leading entertainment and life information destination web site targeting Chinese users in greater China. Today, we operate ICStarMMS web sites in China, Hong Kong, Taiwan, and North America to provide Chinese content and services that speak directly to the audience of each region, enriching the online experience of their users.

We will derive our revenues from network infrastructures services and content service sources. Network infrastructures services revenues are derived principally from community and construction projects arrangements under which we receive revenues mainly on a project basis, fixed payment from community and companies, or a combination of them. Content service revenues are derived primarily from mobile value-added services, community and companies network information services, fee based services, e-commerce and enterprise services. Mobile value-added services revenues mainly include services fees received from offering user-customized information subscription, My Star Friend interactive SMS, personal greetings, customized mobile phone screen decoration, personalized ring tones, mobile Fans club service and wireless games. Such services are charged on a monthly or per message basis. In order to recruit more subscribers and increase the market share, IC Star has launched a promotional campaign for a free subscription to members for three months. We intended to increase memberships and subscription fee revenue by the support of promotional campaign and advertisement. Fee based services revenues mainly include services fees received from offering information subscriptions on our web sites, online games, virtual ISP and paid network services. Enterprise services revenues mainly include services charges on opt-in SMS classified listings, call center and enterprise CRM solutions. On March 16, 2004, we acquired the remaining 20% of the capital stock of IC Star in order to have full control of the entity. Management has considered the strength of the strong background of IC Star MMS which had signed contracts with local Chinese SPs through its strategic partner. Moreover, the acquisition also included the legal ownership of a Chinese incorporated company named Huiri Electric (Panyu) Limited Company ("Huiri") which we think would allow our direct access into the Chinese market. The management of the company strongly believed that with Huiri, our business in China would be effectively expanded.

Additionally, we had acquired a 60% interest of Panyu No.6 Construction Company Limited ("Panyu") located at Guangzhou, China. Panyu is an integrated construction company that has most of its construction project in the Guangzhou area. It provides general construction for the area from residential community, hospital, commercial and cultural building blocks as well as digital communities. About 50% of its integrated construction project is on network infrastructures which is mainly for communication through the setting up of broadband and fiber cable system over communities, LAN/WAN and Wi-Fi, Internet/intranet/TV and wireless data communications network infrastructure for all telecom communications and electrical appliances.

In April 2004, we sold our 60% ownership in Panyu No.6 Construction Company Limited to a third party investor for a consideration of approximately $2,580,000 in cash because of the unsatisfactory performance and unparallel business scope of the company as the company shifts its core business to wireless short/multimedia messaging services and telecom-related products. Part of the proceeds will be used to settle the loan due to one of the shareholders who provided the loan to acquire Panyu No. 6 Construction Company Limited.

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

In November 2003, we sold our 80% ownership in Superb Quality Limited to a third party investor for a consideration of $200,000 in cash. StarEastNet.com business model has not been profitable in the past several years and Management believes it will not help the company in the long run, as the company shifts its core business to wireless short/multimedia messaging services. As a result of the sale of Superb Quality Limited and its subsidiary StarEastNet Limited, the Company recorded a $55,695 gain from the sale in the quarter ended December 31, 2003. In connection with this sale the Company is due $3,128,340 in the form of a loan receivable that was originally owed to the Company by the sold subsidiary. The purchaser has agreed to assume the liability and will make payments of approximately $136,000 per month beginning in May 2004. The payments will continue for 23 months. If the purchaser fails to make payments for six consecutive months the purchaser must return the shares of the subsidiary to the Company. Due to the uncertainty regarding the collection of the note, the Company will recognize the payments of the receivable as gain on the sale of subsidiary as the payments are received. Therefore, no gain was recognized during the quarter ended December 31, 2003 with respect to this note.

We have been targeting users of mobile devices such as mobile phone, internet and PDA's and have been working together with other local Chinese companies to develop telecommunication value-added service application software and system integration for commercial, industrial, cultural and educational usage. Recently, management has paid attention to the weighting of popularity on the 2G mobile platform shifting to 2.5G mobile platform. The 2.5G platform is more advanced than the 2G platform as multimedia message services (MMS) will be used. We will also try to expand our capacity to establish strategic partners who is well experience in software and mobile-related products in order to diversify our business in future. In fact, a co-operative contract was signed with Panyu No. 6 Construction Limited that would allow our company to sub-contract the network infrastructure construction work for telecommunication electrical appliances. To enrich our sources of content supply for the wireless communication, the company had signed a contract with StarEastNet Limited to supply entertainment news and database of celebrities. Recently, a letter of intent was signed with Jing Ying Services Limited, a company delivers integrated e- procurement, management, and payroll solutions to individuals and company. The Jing Ying Services Framework is a proprietary technology that provides a set of services commonly required for distributed enterprise systems, such as Workflow, Persistence and Authorization. Jing Ying operates one of the largest talent marketplaces on the email system with over 600,000 registered mobile phone users. Jing Ying's clients include 500 SME over greater China. The management believed TCOM would capitalize on Jing Ying's client relationship and would create cross selling opportunity.

BUSINESS PARTNERSHIP DEVELOPMENTS

In March 2004, we signed a joint venture agreement with Energy Producers Inc. (NASDAQ-OTCBB:EGPI) for the purposes of expanding its marine and commercial sales and brokerage divisions in Mainland China. The joint venture agreement between EGPI and TCOM calls for the formation of a separate company with $1,000,000 of initial capitalization to be invested equally by TCOM and EGPI. This newly formed company will then utilize EGPI's marine sales business model and TCOM's contacts within China to interface in both the private leisure and commercial marine sales markets bringing Chinese built vessels to the global markets while supplying Chinese demand for western vessels. The biggest barrier to trade has always been language and culture. This joint venture is specifically tasked with creating a solid marketing and sales conduit for the marine sector both in to and out of China.

In October and November 2003, we entered into agreements to form strategic partnership with, through our business partner Aixi Software Limited Guangzhou China :

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

Under the agreements, The partners started to market ICStar MMS's and Alpha Century's short messages service (SMS), Multimedia Messages Services (MMS), ring tones, broadband to its own multi millions users. ICStarMMS will provide entertainment information celebrities as its core competency and other wireless contents such as wall paper and gaming. Both companies will work together to provide better customer preferred type of wireless/Internet products and services to lead a new trend of entertainment era in China.

Alpha Century Holdings Limited has been working with Aixi Software, Limited (http://www.aixi.net) to develop a software program that is specifically provided to service providers in the wireless messaging services in China. The SMS/MMS Information Manager System software has generated sales via revenue sharing model with service providers. This month the company will launch the SMS/MMS Call Center CRM System (Enterprise version) for the service providers.

In the meantime, Alpha Century Holdings Limited, together with Aixi Software, will also launch ICPhone Opt-in Classified List service. This service is specifically designed for the service providers to offer information services software.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

The following table shows the selected unaudited condensed consolidation income statement data of the Company and its subsidiaries for the three-month period ended March 31, 2004. The data should be read in conjunction with the audited and unaudited Condensed Consolidated Financial Statements of the Company and related notes thereto

                                                          Three Months Ended
                                                               March 31,
                                                               ---------
                                                        2004             2003
                                                        ----             ----
          Net revenues                             $  3,681,516     $    724,637
          Cost and expenses:
          Cost of sales                              (2,713,466)        (486,528)
          Operating expenses                           (203,375)        (189,021)
             Interest income                              2,467            -
             Interest expense                           (20,389)         (23,151)
             Acquisition expense                     (8,126,917)           -
             Other income                                21,818            -
             Gain on disposal of subsidiary             145,103            -
                                                   ------------     ------------
          Income (loss) before provision for
             income tax                              (7,213,243)          25,937
                                                   -------------    ------------
          Provision for income taxes                    (99,313)         (22,173)
             Minority interest                         (265,170)         (12,929)
                                                   -------------    ------------

          Net loss                                 $ (7,577,726)    $     (9,165)
                                                   ============     ============

REVENUES

Revenues increased 408% to $3.68 million for the three months ended March 31, 2004 from $725,000 for the three months ended March 31, 2003 due to the fact that the acquisition of the business occurred on January 1, 2003. Revenue from construction services are recognized on the percentage-of-completion method for certain of these contracts, measured by the percentage of cost incurred to be the best available measure of progress on these contracts. Revenues are recognized on the completed-contracts method for certain other contracts. Contracts to manage, supervise, or coordinate the construction activity of others are recognized only to the extent of the fee revenue. The Company recognizes revenue from wireless services when services are performed.

COSTS AND EXPENSES

Cost of sales were $2,713,466 for the three months ended March 31, 2004 or 73.7% of net revenue compared to $486,528 for the three months March 31, 2003 or 67.1% of net revenue. Cost of sales consists of direct material and labor costs and those costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs as well as local taxes incurred and costs associated with the performance of our telecommunication services.

For the three months ended March 31, 2004, we incurred operating expenses of $203,375, an increase of 7.6% from $189,021 recorded as at March 31, 2003. As a percentage of net revenue, operating expenses decreased to 5.5% ended March 31 2004 from 26% ended March 31, 2003. Operating expenses consists of salaries of $32,674, and other selling, general and administrative expenses of $170,701.

Interest expense was $20,389 and interest income was $2,467 for the three months ended March 31, 2004 representing 0.6% and 0.07% of net revenue respectively. We only incurred interest expenses of $23,151 for the period ended March 31, 2003 or 3.2% of net revenue.

An acquisition expense was recorded for the acquiring of 20% interest of IC Star by the new issuance of 9,889,000 shares of common stock and 10,000,000 warrants. The excess of the purchase consideration of $8,322,295 over the book value of the net assets of $195,378 acquired amounted to $8,126,917.

We have an operating income of $764,675 for three months ended March 31, 2004. However, a net loss of $7,577,726 was recorded for the three months ended March 31, 2004 due to the acquisition expenses of $8,126,917.

The Company has a tax provision of $99,313 which is 2.7% of net revenue and a minority interest in income of $265,170, a 7.2% of revenue.

SIX MONTHS ENDED MARCH 31, 2004 COMPARED TO SIX MONTHS ENDED MARCH 31, 2003

The following table shows the selected unaudited condensed consolidation income statement data of the Company and its subsidiaries for the six-month period ended March 31, 2004. The data should be read in conjunction with the audited and unaudited Condensed Consolidated Financial Statements of the Company and related notes thereto

                                                           Six Months Ended
                                                               March 31,
                                                               ---------
                                                        2004             2003
                                                        ----             ----
          Net revenues                             $  5,591,356     $    724,637
          Cost and expenses:
          Cost of sales                              (3,869,836)        (486,528)
          Operating expenses                           (401,649)        (189,021)
             Interest income                              4,573            -
             Interest expense                           (45,114)         (23,151)
             Acquisition expense                     (8,126,917)           -
             Other income                                21,818            -
             Gain on disposal of subsidiary             200,798            -
                                                   ------------     ------------
          Income (loss) before provision for
             income tax                              (6,624,971)          25,937
                                                   ------------     ------------
          Provision for income taxes                   (158,620)         (22,173)
             Minority interest                         (375,455)         (12,929)
                                                   ------------     ------------

          Net loss                                 $ (7,159,046)    $     (9,165)
                                                   ============     ============

REVENUES

Revenues increased 671% to $5.59 million for the six months March 31, 2004 from $725,000 for the six months March 31, 2003 due to the fact that the acquisition of the business occurred on January 1, 2003. Revenue from construction services are recognized on the percentage-of-completion method for certain of these contracts, measured by the percentage of cost incurred to be the best available measure of progress on these contracts. Revenues are recognized on the completed-contracts method for certain other contracts. Contracts to manage, supervise, or coordinate the construction activity of others are recognized only to the extent of the fee revenue. The Company recognizes revenue from wireless services when services are performed.

COSTS AND EXPENSES

Cost of sales was $3,869,836 for the six months March 31, 2004 or 69.2% of net revenue compared to $486,528 for the six months March 31, 2003 or 67.1% of net revenue. Cost of sales consists of direct material and labor costs and those costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs as well as local taxes incurred and costs associated with the performance of our telecommunication services.

For the six months ended March 31, 2004, we incurred operating expenses of $401,649, an increase of 112% from $189,921 recorded as at March 31, 2003. As a percentage of net revenue, operating expenses decreased to 7.2% ended March 31 2004 from 26% ended March 31, 2003. Operating expenses consists of salaries of $58,242, and other selling, general and administrative expenses of $343,407.

Interest expense was $45,114 and interest income was $4,573 for the six months representing 0.8% and 0.08% of net revenue respectively. We only incurred interest expenses of $23,151 for the period ended March 31, 2003 or 3.2% of net revenue.

An acquisition expense was recorded for the acquiring of 20% interest of IC Star by the new issuance of 9,889,000 shares of common stock and 10,000,000 warrants. The excess of the purchase consideration of $8,322,295 over the book value of the net assets of $195,378 acquired amounted to $8,126,917.

A gain of $200,798 was recorded as proceeds of consideration was received for the disposal of one the subsidiaries on November 2003.

OVERALL

We reported net loss for the six months ended March 31, 2004 of $7,159,046. This translates to overall per-share loss of $.19 for the six months ended March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2004, we had a cash balance of $1,457,183 held in The People's Republic of China. We currently have no cash positions in the United States. We have been funding our operations from the receipt of customer deposits on our constructions projects and from working capital loans as described below:

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

     - We have three non-interest bearing loans from individuals totaling $143,436. Such loans are payable on demand.

Management has invested substantial time evaluating and considering numerous proposals for possible acquisition or combination developed by management or presented by investment professionals, the Company's advisors and others. We continue to consider acquisitions, business combinations, or start up proposals, which could be advantageous to shareholders. No assurance can be given that any such project, acquisition or combination will be concluded.

Our Company's future operations and growth will likely be dependent on our ability to raise capital for expansion and to implement our strategic plan.

Net cash used by operations was ($27,702) for the six months ended March 31, 2004. In the future, we may use cash in our operations due to the continuing implementation of our business model and increased expenses from costs associated with being a public company.

Net cash used in investing activities for the six months ended March 31, 2004 was $453,664 of which $653,664 was used for capital expenditures.

Net cash provided by financing activities were $801,517 related to $47,545 due to a related party, $304,063 of loan payable, $48,834 due to stockholder and $401,075 from proceeds from new issuance of common stock.

We currently have no material commitments for capital expenditures. Our future growth is dependent on our ability to raise capital for expansion, and to seek additional revenue sources. If we decide to pursue any acquisition opportunities or other expansion opportunities, we may need to raise additional capital, although there can be no assurance such capital-raising activities would be successful.

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

We act as a consultant to various contractors and performs administrative services for a fixed percentage of the total contract price. Fees are recognized as services are performed. Consulting revenue is included in net revenues on the statements of operations for the six months ended March 31, 2004.

OPERATING RISK

Currently, the Company's revenues are primarily derived from the construction of network infrastructure for residential, industrial and cultural and commercial building blocks to customers as well as telecom-related services in the Peoples Republic of China (PRC). The Company hopes to expand its operations to countries outside the PRC, however, such expansion has not been commenced and there are no assurances that the Company will be able to achieve such an expansion successfully. Therefore, a downturn or stagnation in the economic environment of the PRC could have a material adverse effect on the Company's financial condition.

(a)  Products risk
     -------------

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

(b)  Exchange risk
     -------------

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

(c)  Political risk
     --------------

Currently, PRC is in a period of growth and is openly promoting business development in order to bring more business into PRC. Additionally PRC allows a Chinese corporation to be owned by a United States corporation. If the laws or regulations are changed by the PRC government, the Company's ability to operate the PRC subsidiaries could be affected.

(d)  Our future performance is dependent on its ability to retain key personnel
     --------------------------------------------------------------------------

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

Our Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for us. Based upon such officers' evaluation of these controls and procedures as of a date within 45 days of the filing of this Quarterly Report, and subject to the limitations noted hereinafter, the Certifying Officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this Quarterly Report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding such required disclosure.

The Certifying Officers have also indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation.

[Our management, including each of the Certifying Officers, does not expect that our disclosure controls or our internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and their can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.]

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

[On December 4, 2003, a writ of summons was issued by third parties (as a contracted consultants group for Arran Services Limited ) against Arran Services Limited and the subsidiaries of the Company claiming for unspecified damages for alleged breach of contract and an injunction to restrain the subsidiaries to use some of the entertainment contents. A defense letter was issued on December 24, 2003 by Arran's legal advisor, claiming the Action by the plaintiff is entirely misconceived and without merit. The directors are of the view that the Company has solid grounds to defense. Accordingly, no provision for this Action has been provided in the financial statements.]

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 16, 2004, the Company issued and sold 9,889,000 shares of Common Stock to Auto Treasures Holding, Limited, an affiliate of Mr. Deng, in consideration for the acquisition of the remaining twenty percent of IC Star.

ITEM 5. OTHER INFORMATION

Mr. Ou Zhixiong has resigned as Director from the Company on April 13, 2004

Mr. Gary Lam was appointed as Director of the Company on April 13, 2004

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
     --------

   Exhibit Number
   --------------
        31.1        Rule 13a-14(a)/15d-14(a) Certification (CEO)*

        31.2        Rule 13a-14(a)/15d-14(a) Certification (CFO)*

        32.1        Section 1350 Certification (CEO)*

        32.2        Section 1350 Certification (CFO)*

* Filed herewith

(b)  Reports on Form 8-K
     -------------------

Form 8-K was filed on April 23, 2004 by the Company to announce a change in the Company's certifying accountant.

Form 8-K was filed on January 16, 2004 by the Company to announce a change in the Company's certifying accountant.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         TELECOM COMMUNICATIONS, INC.


Date: May 24, 2004                       By: /s/ Fred Chiyuan Deng
                                             ------------------------------
                                             Fred Chiyuan Deng
                                             Chairman, President and CEO
                                             (Principal Executive Officer)


Date: May 24, 2004                       By: /s/ Gary Lam
                                             ------------------------------
                                             Gary Lam
                                             Principal Financial and
                                             Accounting Officer