Form 10QSB
period 2004-06-30
TELECOM COMMUNICATIONS INC
filed 2004-08-17
CIK 1139570

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -----------------
                                   FORM 10-QSB
                               -----------------



|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT

               For the transition period from ________ to ________


                        Commission file number 333-62236

                               -----------------

                          TELECOM COMMUNICATIONS, INC.
        (Exact name of small business issuer as specified in its charter)

                               -----------------

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

                                -----------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 50,188,000 shares of Common Stock, $.001 Par Value Per Share, outstanding as of [June 30, 2004]
Transitional Small Business Disclosure Format (Check One): Yes |_| No |X|

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION.................................................1

        ITEM 1. FINANCIAL INFORMATION.........................................1

                 Condensed Consolidated Balance Sheet as of June 30, 2004.....1

                 Condensed Consolidated Statements of Operations for the
                    Nine Months Ended June 30, 2004 and 2003 and
                    the Three Months Ended June 30, 2004 and 2003.............2

                 Condensed Consolidated Statements of Cash Flows for
                    the Nine Months Ended June 30, 2004 and 2003..............3

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITIONS AND RESULTS OF OPERATIONS..........................8

        ITEM 3. CONTROLS AND PROCEDURES......................................16


PART II. OTHER INFORMATION...................................................16

        ITEM 1. LEGAL PROCEEDINGS............................................16

        ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS....................16

        ITEM 3. EXHIBITS AND REPORTS ON FORM 8-K.............................17

SIGNATURES...................................................................18

                         PART I. FINANCIAL INFORMATION

                 TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

ITEM 1.  FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                  JUNE 30, 2004
                                   (UNAUDITED)



                                     Assets
                                     ------
Current assets
     Cash and cash equivalents                           $            179,795
     Accounts receivable                                               87,744
     Inventory - real estate held for sale                            140,519
     Prepaid expenses and other current assets                         82,923
                                                             ----------------
            Total current assets                                      490,981
                                                             ----------------

Property, plant and equipment - at cost                               643,536
     Less: accumulated depreciation                                   (71,504)
                                                             ----------------
                                                                      572,032

Due from related company                                              485,262
                                                             ----------------
            Total assets                                 $          1,548,275
                                                             ================

                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current liabilities
     Accounts payable and accrued expenses               $            413,513
     Due to related parties                                             2,631
                                                             ----------------
            Total current liabilities                                 416,144
                                                             ----------------
Long-term debt
     Due to stockholder                                                97,004
                                                             ----------------
            Total liabilities                                         513,148
                                                             ----------------

                              Stockholders' equity
                              --------------------

Preferred stock ($.001 par value: 20,000,000 shares
   authorized; no shares issued and outstanding)                      -
                                                             ----------------
Common stock ($.001 par value: 80,000,000 shares authorized
   50,188,000 shares issued and outstanding)                           50,188
Additional paid in capital                                         10,449,406
Accumulated other comprehensive loss                                      608
Accumulated deficit                                                (9,465,075)

Total stockholders' equity                                          1,035,127
                                                             ----------------

Total liabilities and stockholders' equity               $          1,548,275
                                                             ================


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                 TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                        Nine Months Ended                     Three Months Ended
                                                            June 30,                                June 30,
                                                            --------                                --------
                                                       2004              2003                2004             2003
                                                       ----              ----                ----             ----

Net revenues                                   $      856,827      $     -                $ 224,658       $     -
Cost of sales                                         164,382            -                   15,269             -
                                               --------------      -------------      -------------       --------------
Gross profit                                          692,445            -                  209,389             -
   Operating expenses                               2,149,674            -                1,953,118             -
                                               --------------      -------------      -------------       --------------
Loss from operations                               (1,457,229)           -               (1,743,729)            -
                                               --------------      -------------      -------------       --------------

Other income (expense):
  Interest income                                       1,971            -                    1,971             -
  Interest expense                                      -                -                    -                 -
Acquisition expense                                (8,146,780)           -                  (19,872)            -
  Other income                                        130,220            -                  138,999             -
  Gain on disposal of subsidiary                      200,772            -                    -                 -
                                               --------------      -------------      -------------       --------------

   Total other income (expense)                    (7,813,817)           -                  121,098             -
                                               --------------      -------------      -------------       --------------

Income (loss) before provision for income
    taxes and discontinued operations
                                                   (9,271,046)           -               (1,622,631)            -
Provision for income taxes                              -                -                  (10,160)            -
                                               --------------      -------------      -------------       --------------
Loss before discontinued operations                (9,271,046)           -               (1,612,471)            -
Discontinued operations
    (Note 3) income (loss) from
    operations of discontinued subsidiary             343,570            (30,922)          (155,959)            (21,827)
                                               --------------      -------------      -------------       -------------
  Net loss                                     $   (8,927,476)     $     (30,922)        (1,768,430)      $     (21,827)
                                               ==============      =============      -------------       =============

  Income per common share -
Income per common share -basic & diluted       $         (.21)     $      -           $        (.04)      $     -
                                               ==============      =============      =============       ==============

Weighted average common share outstanding
    - basic & diliuted                             41,893,285         10,050,000         49,502,286          10,050,000
                                               ==============      =============      =============       ==============



          The accompanying notes are an integral part of the condensed consolidated financial statements.

                 TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                         Nine Months Ended
                                                                            June 30,
                                                                            --------
                                                                  2004                   2003
                                                                  ----                   ----
Cash flows from operating activities
  Net cash provided by (used in) operating activities        $         69,329      $     (2,692,475)
                                                             ----------------      ----------------

Cash flows from investing activities
  Purchase of property and equipment                                 (639,001)           (2,458,592)
   Long-term investments                                              200,000
                                                                                           (592,106)
   Due from related party                                             486,965
   Net proceeds from sale of subsidiary                               758,669                 -
                                                             ----------------      ----------------

Net cash provided by investing activities                             806,633            (3,050,698)

Cash flows from financing activities:
  Due to  related party                                               (93,596)               63,173
  Loan payable                                                        304,063             2,011,218
  Proceeds from new issuance of common stock                           -                  2,941,603
  Due to stockholder, net                                          (2,062,069)            2,113,642
                                                             ----------------      ----------------

Net cash provided by (used in) financing activities                (1,851,602)            7,129,636
                                                             ----------------      ----------------

Net increase (decrease) in cash                                      (975,640)            1,386,463

Cash - beginning of period                                          1,155,435             -
                                                             ----------------      ----------------

Cash - end of period                                         $        179,795      $      1,386,463
                                                             ================      ================

Supplemental disclosures of non-cash investing activity:
Net book value of subsidiary sold                            $      2,726,012      $       -
                                                             ================      ================



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

1.   BUSINESS DESCRIPTION AND ORGANIZATION

Telecom Communications, Inc. (the "Company" or "Telecom") was incorporated on January 6, 1997 in the State of Indiana under the corporate name MAS Acquisition XXI Corp. Prior to December 21, 2000, the Company was a blank check company seeking a business combination with an unidentified business. On December 21, 2000, the Company acquired Telecom Communications of America, which was a sole proprietorship conducting business as a provider of long distance telephone carriers to individuals. The Company changed its name to Telecom Communications, Inc.

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

Telecom conducts business in China through its subsidiaries as follows:

Panyu, a 60% owned Chinese company located in Guangzhou, China, is an integrated construction company. Panyu is focused on both general construction as well as the construction of network infrastructure for residential, industrial, cultural and commercial building communities. The construction of network infrastructure is mainly for communication through the setting up of broadband and telephone lines, intranet network within the community, as well as television cable, electricity wire and air conditioning. The Company sold Panyu on April 16, 2004 (refer to note 5). For the period ending June 30, 2003, all operating activity and financial results of the Company are related to Panyu.

IC Star MMS Limited ("IC Star") (formerly known as Sino Super Limited) was an 80% owned China-based local information and services affiliate network. Established in December 1991, IC Star links entertainment and lifestyle information to local communities across China.

On March 16, 2004, the Company acquired from Auto Treasure Holdings Limited, an entity 100% owned by the majority shareholder of the Company, the remaining 20% interest of IC Star for a consideration of 9,889,000 shares of Telecom common stock and 10,000,000 warrants to purchase 10,000,000 shares of Telecom common stock at $2 per share. As a result, as of March 16, 2004, Telecom owned 100% of IC Star. This transfer was deemed to be a transfer between entities under common control and was therefore recorded on the Company's records at its historical cost basis. In connection to the new issuance of 9,889,000 shares of Telecom common stock and 10,000,000 warrants (expire March 15, 2006), the excess of the purchase consideration of $8,322,295 over the book value of the net assets of $195,378 acquired amounted to $8,126,917 and was recorded in the consolidated statement of operations as acquisition expense.

On December 15, 2003, the Company formed Alpha Century Holdings Limited ("Alpha"), a wholly owned subsidiary registered in the British Virgin Islands, for investment holdings. On March 31, 2004, Arran sold its interest in Huiri Electric (Panyu) Limited ("Huiri") to Alpha for approximately $13,000.

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

The balance sheets of all foreign subsidiaries were translated at period end exchange rates. All of the Company's material long-lived assets are located in the People's Republic of China in June, 2004. Expenses were translated at exchange rates in effect during the year, substantially the same as the period end rates.

     RELATED PARTY AND STOCKHOLDERS' LOANS

The caption "Due to related party" and "Due to Stockholder" are loans that are unsecured, non-interest bearing and have no fixed terms of repayment, and therefore, are deemed payable on demand.

     USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     LOSS PER SHARE

Basic loss per common share ("LPS") is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are calculated by adjusting the weighted average outstanding shares, assuming conversion of all potentially dilutive stock options.

     REVENUE RECOGNITION

The Company recognizes revenue from the sale of its products in accordance with the U.S. Securities and Exchange Commission's (SEC) Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. In SAB No. 101, the SEC expressed its view that revenue was realizable and earned when the following four criteria were met: (1) persuasive evidence of an arrangement exits; (2) delivery has occurred and title has passed according to the sale terms, (3) the seller's price to the buyer is fixed or determinable; and (4) collectibility is reasonably assured.

3.   RELATED PARTY TRANSACTIONS

An officer of the Company or companies owned by this officer advanced funds to the Company for working capital purposes. At June 30, 2004, the Company owed this officer or his companies $97,004. The advances are non-interest bearing and are payable on demand.

                  TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


On April 16, 2004, the Company sold its 60% interest in Panyu to Aries Vision Technology Limited ("Aries"), a related party, for approximately $2,580,390. Approximately $2,095,128 is payable to the majority shareholder and the remaining $485,262 to Arran. Loss of disposal amounted to $145,622.

Grace Motion, Inc. a company in which a director of the Company has a beneficial interest, was paid a consulting fee amounting to US $11,583.

4.   CONTINGENT LIABILITIES

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

5.   EQUITY TRANSACTIONS

On June 6, 2004, Telecom Communications, Inc. (the "Company") entered into a subscription agreement, under which the Company has agreed to issue and sell to the Subscribers in a private placement certain promissory notes each having a maturity date as set forth therein, in the total aggregate principal amount of $1,000,000, bearing interest at a rate of 6% per annum (the "Notes"). The Notes are convertible into the Company's common stock, $.001 par value, at a price of $.20 per share. The conversion price of the Notes and the amount of shares issuable upon conversion of the Notes will be subject to anti-dilution adjustments under certain circumstances. At June 30, 2004, there were no promissory notes issued and outstanding.

On April 12, 2004, the Company issued 2,600,000 shares at market price of $.62 to the various employees and consultants resulting in an expense of $1,612,000.

On June 17, 2004, the Company issued 400,000 shares at a market price of $.32 to a consultant resulting in an expense of $128,000.

6.   INCOME TAXES

The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes."

Income tax expense is based on reported income before income taxes. Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. In accordance with SFAS No. 109, "Accounting for Income Taxes", these deferred income taxes are measured by applying currently enacted tax laws.

There are net operating loss carryforwards allowed under the Hong Kong and China's governments' tax systems. In China, the previous five years net operating losses are allowed to be carryforward five years to offset future taxable income. In Hong Kong, prior years net operating losses can be carried forward indefinitely to offset future taxable income. The Company has available approximately $2,228,000 of unused operating loss carryforwards and based on a 30% tax rate has a deferred tax asset of approximately $668,000 in which the company recorded a valuation allowance for the same amount at March 31, 2004.

The company will withhold and pay income taxes on its employees' wages, which funds the Chinese government's sponsored health and retirement programs of all the employees.

                  TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


7.   VARIABLE INTEREST ENTITIES

The Company is currently evaluating the impact and the adoption of FIN 46 "Consolidation of Variable Interest Entities" on its financial statements.

8.   SEGMENT INFORMATION

The Company now operates in one line of business.

9.   SUBSEQUENT EVENTS

On July 22, 2004, Deng Chi Yuan (Fred Chiyuan Deng), the majority shareholder of Telecom Communications, Inc. (the "Company") entered into stock purchase agreements (the "Agreements") with each of three (3) accredited investors, under which he agreed to sell shares of the Company's common stock, $.001 par value (the "Common Stock"), at a price equal to $.16 per share (the "Shares"). Pursuant to the Agreements, 6,000,000 Shares were purchased by Telecom Value Added, Inc.; 6,000,000 Shares were purchased by Bloomen Limited; and 5,800,000 Shares were purchased by Bon Air Group Limited, respectively. The shares purchased in the aggregate represent approximately 30% of all the Company's issued and outstanding shares. The total purchase price of the shares was $2,848,000. In a concurrent transaction, Deng transferred 51 shares (51% percent of the outstanding shares) of Auto Treasure Holdings Limited, a company which holds approximately 16% of all the Company's issued and outstanding shares, as well as warrants exercisable to purchase 10,000,000 shares of Common Stock to key officers of the Company. On July 22, 2004, the Company entered into a stock purchase agreement (the "Purchase Agreement") with Taikang Capital Managements Company ("Taikang"), under which the Company has agreed to issue and sell to the purchasers in a private placement 7,500,000 shares of the Company's Common Stock. Simultaneous with this transaction, Taikang converted the $500,000 Convertible Promissory Note into 2,500,000 shares of Common Stock pursuant to the Subscription Agreement described in the 8-K filed on June 24, 2004. Deng Chi Yuan resigned as President, CEO and Chairman of the Board of Directors of the Company as of July 22, 2004. Deng's resignation as director did not involve any disagreements with the Company on any matter relating to the Company's operations, policies or practices. The Board of Directors appointed Shanhe Yang, as President, CEO and director of the Company effective as of July 22, 2004. Shanhe Yang has served as Vice President of the Company since September 30, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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

Prospective shareholders should understand that several factors govern whether any forward-looking statement contained herein will be or can be achieved. Any one of those factors could cause actual results to differ materially from those projected herein. These forward-looking statements include plans and objectives of management for future operations, including plans and objectives relating to the products and the future economic performance of the Company. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, future business decisions, and the time and money required to successfully complete development projects, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of those assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in any of the forward-looking statements contained herein will be realized. Based on actual experience and business development, the Company may alter its marketing, capital expenditure plans or other budgets, which may in turn affect the our results of operations. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of any such statement should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the financial statements of Telecom Communications, Inc. ("TCOM") for the year ended September 30, 2003 and notes thereto contained in the report on Form 10-KSB as filed with the Securities and Exchange Commission.

OVERVIEW

We are a leading value-added information service provider for China and the global Chinese community and are a Total Solutions Provider offering integrated Communications Network Solutions and Internet Content Service, as well as up-to-date technology in universal voice, video, data, web and mobile communication for interactive media applications. TCOM develops, markets and sells a universal media software solution for enterprise-wide deployment of integrated voice, video, data, web, and mobile communication for media applications. Designed around TCOM's Internet content and integrated into the Information Manager System and Short Messaging Services/Multimedia Message Services ("SMS"/"MMS") Call Center CRM System core software, the Total Solutions Provider application suites facilitate the collaboration of key business processes such as, corporate and marketing communications, membership distance interactive program, product development, customer relationship management and content management by allowing dispersed enterprise users to collaborate in real time with multimedia message services.

Our business model is built on network database technology and integrated contents. We have established our network database through signing contracts with Chinese Service Providers through our business partners. We have also established the network database from the construction company that we previously owned, Panyu No. 6 Construction Company Limited ("Panyu"), that provided network construction and general construction to the region. Our content was built through our business alliance in which IC Star MMS Limited or IC Star (formerly known as Sino Super Ltd.) (http://www.ICSTARMMS.com), one of our subsidiaries and a network services provider based in Hong Kong, links entertainment and lifestyle information to local communities across China. IC Star, which was originally created as the Star SMS/MMS called "My Star Friends" community, was first invented as a SMS/MMS interactive between IC Star and fans in the world. By integrating the network database and contents into a software that TCOM sources from the market, we can leverage the functions of the software and target it to various industries.

IC Star began operations in December 1999 as an internet alliance concept focused on providing solutions to Chinese city local content providers wishing to publish their news across China. In May 2000, IC Star launched our affiliate network, then called goongreen.org, offering Chinese-language local news, information and community features such as publishing services targeted at online users in China. In October 2002, ICStar expanded its affiliate network by partnering with Aixi Software Limited, a leading network Internet/Intranet development Company with offices in Guangzhou, China and 6 distinct web sites targeting Chinese community users, education users and business users in China. In January 2003, we continued our network and entertainment content expansion by the acquisition of stareastnet.com a leading entertainment and life information destination web site targeting Chinese users in greater China. Today, we operate IC Star MMS web sites to provide Chinese content and services that speak directly to the audience of each region, enriching the online experience of their users.

In April 2004, we sold our 60% ownership in Panyu to a third party investor for consideration of approximately $2,580,000 in cash because the management of TCOM concluded that the profit margin from general and network infrastructure construction has a risk of becoming a loss as raw materials for construction in China had been fluctuating which might lead to an unexpected increase in cost. Further, the Company has re-focused on its core business communication and telecom-related products.

On March 16, 2004 we acquired the remaining 20% of IC Star in order to have full control of the entity. Management has considered the strength of the background of IC Star which had signed contracts with local Chinese Service Providers through its strategic partner. Moreover, the acquisition also included the legal ownership of a Chinese incorporated company named Huiri Electric (Panyu) Limited Company ("Huiri") which we think would allow our direct access into the Chinese market. The management of the Company strongly believed that with Huiri, our business in China would be effectively expanded.

On November 20, 2003, we sold our 80% ownership in Superb Quality Limited to a third party investor for consideration of $200,000 in cash. StarEastNet.com business model has not been profitable in the past several years and the Management believes it will not help the Company in the long run, as the Company shifts its core business to wireless short/multimedia messaging services.

BUSINESS PARTNERSHIP DEVELOPMENTS

On May 2, 2004, Alpha Century Holdings Limited ("ACH"), a wholly owned subsidiary of TCOM, purchased a software system called Information Manager System and SMS/MMS Call Center CRM System from Gold Swallow Shop Limited for US$ 1,900,000 (payment made July 2004). The management of the Company has decided to shift its revenue sharing model, which provided inconsistent and uncontrollable revenue, to a fixed revenue model. The management made a decision to acquire this software so that TCOM can resell this software, with the integration of our contents and network databases, for a better return. On May 3, 2004, we signed a software reseller agreement with Taikang Corp. where Taikang acquired from ACH, SMS/MMS Call Center CRM System, a software system providing SMS/MMS over wireless protocol and Voice over Internet Protocol (VoIP) solutions to businesses, as well as other related assets, licenses, copyright, and goodwill. The agreement will allow ACH to receive a monthly fee of US $120,000 from Taikang.

In March 2004, we signed a joint venture agreement with Energy Producers Inc. ("EGPI") (NASDAQ-OTCBB:EGPI) for the purposes of expanding its marine and commercial sales and brokerage divisions in Mainland China. The joint venture agreement between EGPI and TCOM calls for the formation of a separate company with $1,000,000 of initial capitalization to be invested equally by TCOM and EGPI. This newly formed company will then utilize EGPI's marine sales business model and TCOM's contacts within China to interface in both the private leisure and commercial marine sales markets bringing Chinese built vessels to the global markets while supplying Chinese demand for western vessels. The biggest barrier to trade has always been language and culture. This joint venture is specifically tasked with creating a solid marketing and sales conduit for the marine sector both in to and out of China. On July 27, 2004, TCOM notified EGPI of its termination of the agreement due to the uncertainty of market conditions.

Since October 2003, the Company or its subsidiaries, through our strategic partner Aixi Software Ltd., has signed contracts with various Service Providers in China in order to expand our network database. The Service Providers include:.

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

Linktone's current focus on SMS allows potential access to virtually all of China's 185 million Global System for Mobile communications ("GSM") subscribers, among users of SMS, and familiarity with its functions, continues to increase rapidly month to month. Linktone's consumer services focus on entertainment, messaging and personalized information. Linktone has also established itself as a provider of innovative enterprise solutions. In May 2002, Linktone partnered with McDonald's Corporation (China) to launch a first of its kind, nationwide SMS promotion for the 2002 World Cup Tournament in Japan and Korea. Linktone has also worked to promote feature films, television programs, major entertainment events, and consumer goods.

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

     5Wan.com

5wan International concentrates on tens of millions cell phone users offering the finest in humanization, high technology, and mobile entertainment. They are working hard to provide top level and exciting entertainment services for Chinese mobile users, and provide much better WAP games. In China, 5wan has already launched several WAP games, and achieved great success. Their first release was the first role play WAP game - "SYZF"; 5wan then introduced the release of the first multi-person SMS game - "king of fighter" (http://www.5wan.com) .

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

     Tencent Company Limited

Tencent is one of the first Internet Instant Messaging ("IM") software developers in China, and a leading provider for Internet and mobile value-added services with a focus on IM and related value-added services. Its holding company, Tencent Holdings Limited, has been listed on the Hong Kong Stock Exchange since June 2004. Tencent was founded in November 1998 in Shenzhen, China. In February 1999, Tencent launched its first IM software--"Tencent QQ." Over the past five years, Tencent has strived to pursue technological advancement while maintaining a steady high growth in users. The vast community of Tencent QQ users demonstrates Tencent's technological strength in operating massive online application systems and IM-related applications.

Tencent users can communicate real time with each other via our IM platform with their PCs, mobile and fixed line phones, as well as various terminal devices. Not only can users communicate via text, images, audio, video and email, but they also have access to various Internet services and mobile value-added services designed to enhance the community experience, including mobile games, dating, content downloads and other entertainment services.

Under the agreements, the partners started to market IC Star's and ACH's SMS/MMS, ring tones, and broadband to their own multi-millions of users. IC Star will provide entertainment information regarding celebrities as its core competency and other integrated contents. Both companies will work together to provide better customer preferred types of wireless/Internet products and services and to lead a new trend of offering Total Solutions to corporations through wireless and Internet communications in China.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

The following table shows the selected unaudited condensed consolidation income statement data of the Company and its subsidiaries for the three-month period ended June 30, 2004. The data should be read in conjunction with the audited and unaudited Condensed Consolidated Financial Statements of the Company and related notes thereto. For the period ending July 30, 2003, all operating results were generated from Panyu and are shown as a discontinued operation on the consolidated income statement. Therefore, no comparisons were made for the periods ending June 30, 2003.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                     Three Months Ended
                                                          June 30,
                                              ---------------------------------
                                                  2004                2003
                                              ---------------- ----------------
Net revenues                                   $    224,658      $           -
Cost of sales                                        15,269                  -
                                              ---------------- ----------------
Gross profit                                        209,389                  -
  Operating expenses                              1,953,118                  -
                                              ---------------- ----------------
Loss from operations                             (1,743,729)                 -
                                              ---------------- ----------------
Other income (expense):
  Interest income                                     1,971                  -
  Interest expense                                        -                  -
  Acquisition expense                               (19,872)                 -
  Other income                                      138,999                  -
  Gain on disposal of subsidiary                          -                  -
                                              ---------------- ----------------
  Total other income (expense)                      121,098                  -
Income (loss) before provision for income
  taxes and discontinued operations              (1,622,631)                 -
Provision for income taxes                          (10,160)                 -
                                              ---------------- ----------------
Loss before discontinued operations              (1,612,471)                 -
Discontinued operations (Note 3) income
  (loss) from operations of discontinued
  subsidiary                                       (155,959)           (21,827)
                                              ---------------- ----------------
Net loss                                       $ (1,768,430)     $     (21,827)
                                              ================ ================
Income per common share - basic & diluted      $       (.04)     $           -
                                              ================ ================
Weighted average common share Outstanding
  - basic & diluted                              49,502,286         10,050,000
                                              ---------------- ----------------

REVENUES

Revenues were $224,658 for the three months period ended June 30, 2004. Revenues were generated from wireless and telecommunication services as well as software add value services.

COSTS AND EXPENSES

Cost of sales was $15,269 for the three months period ended June 30, 2004 or 6.8% of net revenue. Cost of sales consists of purchase of various contents and other later stage production from raw contents and costs associated with the performance of our telecommunication services.

For the three months ended June 30, 2004, we incurred operating expenses of $1,953,118 which included a compensation expense of $1,740,000 paid to employee and consultants with a 2 year contract. Other operating expenses accounted for $213,118 or 94.9% of revenue.

No interest expense was recorded and interest income was $1,971 for the three months ended June 30, 2004 representing 0.9% of net revenue.

Other income of $138,999 was recorded as the collection of loan receivable that was originally owed to the Company by the sold subsidiary in November 2003.

NINE MONTHS ENDED JUNE 30, 2004 COMPARED TO NINE MONTHS ENDED JUNE 30, 2003

The following table shows the selected unaudited condensed consolidation income statement data of the Company and its subsidiaries for the nine-month period ended June 30, 2004. The data should be read in conjunction with the audited and unaudited Condensed Consolidated Financial Statements of the Company and related notes thereto.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                      Nine Months Ended
                                                          June 30,
                                             ---------------------------------
                                                  2004                2003
                                             ----------------   --------------
Net revenues                                 $      856,827      $         -
Cost of sales                                       164,382                -
                                             ----------------   --------------
Gross profit                                        692,445                -
  Operating expenses                              2,149,674                -
                                             ----------------   --------------
Loss from operations                             (1,457,229)               -
                                             ----------------   --------------
Other income (expense):                                                    -
  Interest income                                     1,971                -
  Interest expense                                        -                -
Acquisition expense                              (8,146,780)               -
  Other income                                      130,220                -
  Gain on disposal of subsidiary                    200,772                -
                                             ----------------   --------------
    Total other income (expense)                 (7,813,817)               -
                                             ----------------   --------------
Income (loss) before provision for income
  taxes and discontinued operations              (9,271,046)               -
Provision for income taxes                                -                -
                                             ----------------   --------------
Loss before discontinued operations              (9,271,046)               -
Discontinued operations (Note 3) income
  (loss) from operations of discontinued
  subsidiary                                        343,570            (21,827)
Net loss                                     $   (8,927,476)     $     (21,827)
                                             ================   ==============
Income per common share - basic & diluted    $         (.21)     $         -
                                             ================   ==============
Weighted average common share outstanding
  - basic & diluted                              41,893,285         10,050,000
                                             ----------------   --------------

REVENUES

Revenues were $856,827 for the nine month period ended June 30, 2004. Revenues were generated from wireless and telecommunication services as well as software add value services.

COSTS AND EXPENSES

Cost of sales was $164,382 for the nine month period ended June 30, 2004 or 19.2% of net revenue. Cost of sales consists of purchase of various contents and other later stage production from raw contents and costs associated with the performance of our telecommunication services.

For the nine months ended June 30, 2004, we incurred operating expenses of $2,149,674 which included a compensation expense of $1,740,000 paid to employee and consultants with a 2 year contract. Other operating expenses accounted for $409,674 or 47.8% of revenue.

No interest expense was recorded and interest income was $1,971 for the nine months ended June 30, 2004 representing 0.2% of net revenue.

An acquisition expense was recorded for the acquisition of 20% of IC Star by the new issuance of 9,889,000 shares of common stock and 10,000,000 warrants. The acquisition expenses amounted to $8,146,780.

Other income expense-net of $130,220 was recorded for the nine months ended June 30, 2004, of which, income of $104,450 was recorded as the collection of loan receivable that was originally owed to the Company by the sold subsidiary in November 2003.

A gain on the disposal of a subsidiary of $200,772 was recorded for the disposal of one the subsidiaries on November 2003.

OVERALL

We reported a net loss for the nine months ended June 30, 2004 of $8,927,476. This translates to an overall per-share loss of $.21 for the nine months ended June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2004, we had a cash balance of $179,795 held in The People's Republic of China, Hong Kong. We currently have no cash positions in the United States. We have been funding our operations from the receipts from customers.

At June 30, 2004, the Company owed one officer or his companies $97,004. The advances are non-interest bearing and are payable on demand.

Management has invested substantial time evaluating and considering numerous proposals for possible acquisitions or combinations developed by management or presented by investment professionals, the Company's advisors and others. We continue to consider acquisitions, business combinations, or start up proposals, which could be advantageous to shareholders. No assurance can be given that any such project, acquisition or combination will be concluded.

Our Company's future operations and growth will likely be dependent on our ability to raise capital for expansion and to implement our strategic plan.

Net cash provided by operations was $69,329 for the nine months ended June 30, 2004. In the future, we may use cash in our operations due to the continuing implementation of our business model and increased expenses from costs associated with being a public company.

Net cash provided by investing activities for the nine months ended June 30, 2004 was $806,633 of which $639,001 was used for capital expenditures.

Net cash provided by financing activities was ($1,851,602) relating to ($93,596) due to a related party, $304,063 of loan payable and ($2,062,069) due to a stockholder. The proceeds from the sale of Panyu were used to pay a loan due to the stockholder.

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

CRITICAL ACCOUNTING POLICIES

A summary of significant accounting policies is included in Note 2 to the audited consolidated financial statements included herein. Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the Company's operating results and financial condition.

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

We account for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. We adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS 148, "Accounting for Stock-Based Compensation -Transition and Disclosure", which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. We account for stock options and stock issued to non-employees for goods or services in accordance with the fair value method of SFAS 123.

Revenues are recognized on the percentage-of-completion method for certain of these contracts, measured by the percentage of costs incurred to date to estimated total costs for each contract. This method is used because management considers costs incurred to be the best available measure of progress on these contracts.

OPERATING RISK

Currently, the Company's revenues are primarily derived from the reselling of software to enterprises, large corporations, and the academic sector, as well as telecom-related services to customers in the Peoples Republic of China ("PRC"). The Company hopes to expand its operations to countries outside the PRC, however, such expansion has not been commenced and there are no assurances that the Company will be able to achieve such an expansion successfully. Therefore, a downturn or stagnation in the economic environment of the PRC could have a material adverse effect on the Company's financial condition.

PRODUCTS RISK

In addition to competing with other similar companies, the Company could have to compete with larger US companies who have greater funds available for expansion, marketing, research and development and the ability to attract more qualified personnel if access is allowed into the PRC market. If US companies do gain access to the PRC markets, they may be able to offer products at a lower price. There can be no assurance that the Company will remain competitive should this occur.

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

POLITICAL RISK

Currently, PRC is in a period of growth and is openly promoting business development in order to bring more business into PRC. Additionally, PRC allows a Chinese corporation to be owned by a United States corporation. If the laws or regulations are changed by the PRC government, the Company's ability to operate the PRC subsidiaries could be affected.

OUR FUTURE PERFORMANCE IS DEPENDENT ON OUR ABILITY TO RETAIN KEY PERSONNEL

Our performance is substantially dependent on the performance of our senior management. In particular, the Company's success depends on the continued efforts of our Senior Management to maintain all contact with our Chinese subsidiaries. The Company's inability to retain Senior Management could have a material adverse effect on our prospects, businesses, Chinese operations and financial conditions.

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

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On December 4, 2003, a writ of summons was issued by third parties (a contracted consultants group for Arran Services Limited ) against Arran Services Limited and the subsidiaries of the Company claiming unspecified damages for an alleged breach of contract and an injunction to restrain the subsidiaries use of certain entertainment content. A defense letter was issued on December 24, 2003 by Arran's legal advisor, claiming the Action by the plaintiff is entirely misconceived and without merit. The directors are of the view that the Company has solid grounds to defend such claims. Accordingly, no provision for this Action has been provided in the financial statements."

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

On July 22, 2004, the Company entered into a stock purchase agreement with Taikang Capital Managements Company ("Taikang"), under which the Company has agreed to issue and sell to the purchasers in a private placement 7,500,000 shares of the Company's Common Stock. Simultaneous with this transaction, Taikang converted the $500,000 Convertible Promissory Note (proceeds from note received July 2004) into 2,500,000 shares of Common Stock pursuant to the Subscription Agreement described in the 8-K filed on June 24, 2004.

ITEM 3.   EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

       EXHIBIT NUMBER
       --------------

             31.1   Rule 13a-14(a)/15d-14(a) Certification (CEO)*
             31.2   Rule 13a-14(a)/15d-14(a) Certification (CFO)*
             32.1   Section 1350 Certification (CEO)*
             32.2   Section 1350 Certification (CFO)*

         *Filed herewith.

(B)  REPORTS ON FORM 8-K

     o Form 8-K was filed on April 23, 2004 to report the changes of registrant's certifying accountant.

     o Form 8-K was filed on June 15, 2004 to report the disposal of 60% holdings of Panyu No.6 Construction Company Limited.

     o Form 8-K was filed on June 24, 2004 to report that the Company to had entered into a Subscription Agreement with Taikang Capital Management Corp.

     o Form 8-K was filed on July 26, 2004 to report the changes in registrant resulting from (i) Mr. Deng ChiYuan ("Deng") entering into a stock purchase agreement to sell a total of 17.8 million shares of the Company to three individual third parties; (ii) Deng's transfer of 51% shareholding in Auto Treasure Holdings Limited, a company that holds about 16% of the issued and outstanding shares of the Company as well as warrants exercisable to purchase 10,000,000 shares of the common stock, to key officers of the Company (iii) the Company entering into a stock purchase agreement with Taikang Capital Management Corporation, under which, the Company agreed to issue and sell to the purchaser in a private placement 7,500,000 shares of common stock and Taikang simultaneously converted the $500,000 convertible notes into 2,500,000 shares of common stock; (iv) Mr. Deng resigned as President, CEO and Chairman of the Board of the Company and (v) Mr. Shanhe Yang was appointed as CEO, President and director of the Company.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 16, 2004                 TELECOM COMMUNICATIONS, INC.

                                       By:   /s/ Shanhe Yang
                                           ---------------------------------
                                             Shanhe Yang
                                             President and CEO
                                             (Principal Executive Officer)

Date:  August 16, 2004                 By:   /s/ Gary Lam
                                           ---------------------------------
                                             Gary Lam
                                             Principal Financial and Accounting
                                             Officer