Form 10KSB
period 2004-09-30
TELECOM COMMUNICATIONS INC
filed 2005-01-03
CIK 1139570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

          [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the fiscal period ended September 30, 2004

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 333-62236

                          TELECOM COMMUNICATIONS, INC.
                          ----------------------------
        (Exact name of small business issuer as specified in its charter)


          Indiana                                        35-2089848
------------------------                         ----------------------------
(State or other jurisdiction of                (IRS Employer identification No.)
incorporation or organization)

             Room 1602, 16/F., 5-9 Observatory Court, TST, Hong Kong
           -----------------------------------------------------------
                    (Address of principal executive offices)

                                 (852) 2782 0983
                          -----------------------------
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Securities Exchange Act of 1934:

                                                      Name of Each Exchange
Title of Each Class                                   on Which Registered
-------------------                                   -------------------
       None                                                  None

Securities registered under Section 12(g) of the Securities Exchange Act of 1934: None; report is filed pursuant to section 15D

                     COMMON STOCK, PAR VALUE $.001 PER SHARE
                                (Title of Class)

Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or an amendment to this Form 10-KSB. [ X ]

State issuer's net revenues for its most recent fiscal year: $1,431,473

State the aggregate market value of the voting stock held by non-affiliates of the registrant on December 1, 2004 computed by reference to the closing bid price of its Common Stock as reported by the OTC Bulletin Board on that date ($0.70 per share): $27,999,300 million.

Transitional Small Business Disclosure Format (check one): Yes [ ] No[X]

Number of shares of common stock outstanding as of December 1, 2004: 70,188,000

Number of shares of preferred stock outstanding as of December 1, 2004: None

                          TELECOM COMMUNICATIONS, INC.
                                   FORM 1O-KSB
                                TABLE OF CONTENTS

                                                                            Page

PART I.........................................................................1
   ITEM 1.  DESCRIPTION OF BUSINESS............................................1
   ITEM 2.  PROPERTIES........................................................13
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............13
PART II.......................................................................13
   ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
            SECURITY HOLDER MATTERS...........................................13
   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS........16
   ITEM 7.  FINANCIAL STATEMENTS..............................................23
   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE..........................................24
   ITEM 8A. CONTROLS AND PROCEDURES...........................................24
   ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
            COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT................ 25
   ITEM 10. EXECUTIVE COMPENSATION............................................27
   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....28
   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................30
   ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K..................................30
   Form 8-K dated July 22, 2004...............................................31
   Form 8-K dated July 22, 2004...............................................31
   Form 8-K dated August 16, 2004.............................................31
   Form 8-K dated September 17, 2004..........................................31
   Form 8-K dated October 7, 2004.............................................32
   ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES............................32

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

Telecom Communications Inc. was incorporated on January 6, 1997 in the State of Indiana under the corporate name MAS Acquisition XXI Corp. Prior to December 21, 2000, we were a blank check company seeking a business combination with an unidentified business. On December 21, 2000, we acquired Telecom Communications of America, a sole proprietorship doing business in Los Angeles, California since August 15, 1995, and changed our name to Telecom Communications Inc. In connection with this acquisition, Aaron Tsai, our former sole officer and director was replaced by Telecom Communications of America's owners and associates. We issued 9,000,000 shares of our common stock or 90% of our total outstanding common stock after giving effect to the acquisition. MAS Capital Inc. returned 7,272,400 shares of common stock for cancellation without any consideration.

On September 30, 2003, Telecom Communications, Inc. (the "Company" or "Telecom") consummated a Stock Purchase Agreement (the "Stock Purchase Agreement") with Arran Services Limited ("Arran") and its sole shareholder, Mr. Fred Chi Yuan Deng, for the acquisition of all of the capital stock of Arran, a British Virgin Islands corporation. In exchange for the capital interest, Mr. Deng and his designate received a total of 23,800,000 shares of Telecom common stock, representing approximately 64% of the outstanding shares of Telecom.

On September 30, 2003, Telecom discontinued its operations in the U.S.

On the closing of the Stock Purchase Agreement, Mr. Deng was elected chairman and CEO of the Company. In addition, Mr. Ou Zhixiong, and Ms. Lijian Deng were elected as directors of the Company. In connection with the acquisition, Mr. Tak Hiromoto resigned as chairman and CEO of Telecom, but continued as President and as a director of Telecom. Ms. Elizabeth Hiromoto continued as a director and Secretary of Telecom. On December 31, 2003, Mr. Tak Hiromoto and Ms. Elizabeth Hiromoto resigned as director, President and Secretary, respectively. Mr. Fred Deng was appointed as President while Ms. Lijian Deng was appointed as Secretary.

The Company sold its 80% ownership in StarEastNet to a third party investor for a consideration of $200,000 in cash on November 20, 2003. StarEastNet's business model had not been profitable in the past several years and Management believed it would not help the Company in the long run, as the Company shifted its core business to wireless short/multimedia messaging services.

On March 16, 2004, Telecom acquired the remaining 20% interest of IC Star MMS Limited ("IC Star") not owned by Arran from Auto Treasure Holdings Limited, a company wholly owned by the majority shareholders of the Company, for the consideration of 9,889,000 shares of Telecom common stock and warrants to purchase 10,000,000 shares of Telecom common stock at $2 per share.

On April 16, 2004, Telecom Communications, Inc., through Arran, sold its 60% beneficial share ownership in Panyu No. 6 Construction Company Limited ("Panyu") to a related party [Aries Vision Technology Limited ("Aries"), a limited liability company incorporated in the British Virgin Islands] for the consideration of $2,580,390.

On June 6, 2004, Telecom entered into a subscription agreement (the "Subscription Agreement") with Taikang Capital Managements Corporation ("Taikang"), under which the Company has agreed to issue and sell to Taikang in a private placement, certain promissory notes each having a maturity date as set forth therein, in the total aggregate principal amount of $1,000,000, bearing interest at a rate of 6% per annum (the "Notes"). Taikang converted $500,000 of the Notes into 2,500,000 shares of Telecom common stock with par value $0.001 on July 22, 2004. On July 22, 2004, Telecom entered into a stock purchase agreement with Taikang, for the purchase of 7,500,000 shares of the Company's common stock, par value $.001 per share for an aggregate purchase price of $1,500,000.

On July 22, 2004, Deng Chi Yuan (Fred Chi Yuan Deng), the majority shareholder of Telecom then entered into stock purchase agreements (the "Agreements") with each of three (3) accredited investors, under which he agreed to sell shares of the Company's common stock, $.001 par value (the "Common Stock"), at a price equal to $.16 per share (the "Shares"). Pursuant to the Agreements, 6,000,000 Shares were purchased by Telecom Value Added, Inc.; 6,000,000 Shares were purchased by Bloomen Limited; and 5,800,000 Shares were purchased by Bon Air Group Limited, respectively. In a concurrent transaction, Deng transferred 51 shares (51% percent of the outstanding shares) of Auto Treasure Holdings Limited, a company which holds approximately 16% of all the Company's issued and outstanding shares, as well as warrants exercisable to purchase 10,000,000 shares of Common Stock to key officers of the Company.

On October 7, 2004, Telecom entered into a stock purchase agreement with Taikang, an affiliate of the Company, for the purchase of 10,000,000 shares of the Company's common stock, par value $.001 per share for an aggregate purchase price of $2,000,000.

Overview

Telecom is a Total Solutions Provider that offers Integrated Communications Network Solutions and is a leading Internet and telecommunications value-added service provider doing business through 2 major wholly-owned subsidiaries, Arran Services Limited ("Arran") and Alpha Century Holdings Limited ("Alpha"), both are limited companies incorporated in the British Virgin Islands.

Arran was founded on December 3, 2001 and commenced its operations in January 2003. Arran, through its acquisition of 60% ownership in Panyu No. 6 Construction Company Limited ("Panyu") in January 2003, is engaged in the construction of communication infrastructure and residential and commercial buildings. The participation in communication infrastructure construction, through regular construction companies, allows the Company to leverage its strength of content development in delivering its services to broader communities. Network infrastructure has always been considered the necessary fundamental necessity for telecommunication industry. Arran, through its wholly-owned subsidiary IC Star MMS Limited ("IC Star"), is also a content provider focused on design and development of entertainment content. IC Star has contracted with more than 2000 websites and collected all of their Internet and mobile phone users to be the online/offline members. ICStarMMS.com, through IC China network, links entertainment and lifestyle information to local communities by Short Message Service, Multimedia Messaging Service or other wireless devices to mobile subscribers across China.

Alpha was formed in December 2003 to hold certain assets of the Company and commenced operations in providing Total Solutions System to its clients. It offers integrated communications network solutions and Internet content service in universal voice, video and data web, and mobile communication for interactive media applications, technology and content leader in interactive multimedia communications, develops, markets and sells universal media software solutions for enterprise-wide deployment of integrated communication and media application.

INDUSTRY BACKGROUND

INTRODUCTION OF MOBILE BUSINESS

The Internet and world-wide web have introduced a new set of business challenges. It offers no time constraints or geographical boundaries, and opens up more communication, interaction and transaction channels than ever before. Fixed line Internet access has propelled many "bricks-and-mortar" companies into the Internet age. The convergence of wireless devices and the Internet create the second wave of change across industries.

Mobile business represents the convergence of mobile telephony and Internet technologies and a removal of the limitation or restrictions that exist today in the "wired" world. It is characterized by its ability to deliver multiple information types from multiple devices over multiple networks to users with multiple needs, as demonstrated in the following table:

---------------------------------------------------------------------------------------------
      SERVICES         DEVICES            COMMUNICATION TECHNOLOGY     APPLICATION/CONTENTS
---------------------------------------------------------------------------------------------
Communications     PC                     FIXED                        Information Portal
Information        Hand-Held Device       o   Analogue Phone           Infrastructure
Finance            Data-Enabled  Mobile   o   ISDN                     Applications
Commerce             Phone                o   Broadband                End User Applications
Advertising                                  (ADSL, XDSL)              E-Markets
Entertainment      ITV                    MOBILE                       Legacy
                   Set-Top Box            o   2G (e.g. GSM)
                   Internet-Capable       o   2.5G (e.g. GRPS)
                   Console                o   3G (e.g. UMTS)
                   Home PC Substitute     SHORT RANGE
                   Screen Phone           o   Blue Tooth
                                          o   802.11
---------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------

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

3G - 3rd Generation (3G) is the generic term for the next big step in mobile technology development. It is a new generation of mobile communication service that has surpassed the limited services of the existing voice communication with higher speed of transmission and bandwidth. It can be used to transmit text, digitized voice, video and multimedia data at a rate up to 2 Mbps in a fixed or stationary wireless environment and 384-Kbps in a mobile environment.

SERVICE TECHNOLOGIES

SMS - SMS (Short Message Service) has provided the ability to send and receive text message to and from mobile phones. Each message can contain up to 160 alphanumeric characters. About 90% of SMS message are voice mail notifications or simple person-to-person messaging. The remaining are various information services, such as news, stock prices, sports, weather, horoscopes, jokes, etc. In addition, SMS e-mail notification, SMS chat and downloading of ringing tones have also have been offered. SMS is an ideal technology for pushing information from one-to-one or one-to-few.

WAP - WAP (Wireless Application Protocol) is an open, global standard for mobile solutions, including connecting mobile terminals to the Internet. WAP based technology permits the design of interactive, real-time mobile services for smart phones or communicators. The advantage of WAP is that it is user friendly and much easier to receive and react to information on a mobile telephone.

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

TELECOMMUNICATIONS IN CHINA

The telecommunications industry in China has experienced rapid growth in recent years. According to the Ministry of Information Industry, the total number of wireless access lines in service increased from 108.8 million at the end of 1999 to 249.9 million by the end of September 2003, representing a compound annual growth rate of 24.6%. As the result of the increasing demand for information demand and technology development, the market for data communication and Internet services in China also experienced a rapid growth during the same period. The number of Internet users in China increased from 8.9 million at the end of 1999 to 53.8 million at the end of September 2003, representing a compound annual growth rate of 60%.

According to Strategy Analytics, an independent international research and consulting firm, there will be approximately 1.5 billion mobile phone subscribers by 2004 in developed markets. In addition, Strategy Analytics reports that cellular data services will become more important in the future and will account for approximately 36% of total mobile revenue in 2010.

MOBILE DATA USAGE

China's mobile phone users sent 90 billion short messages last year, accounting for about a quarter of the total in the world. A latest survey conducted by Kongzhong.com, a value-added mobile service provider based in Beijing, showed about 40% of users between 18 and 60 have used the SMS service. Approximately 57% are using SMS to chat and play online games, ranking first among all applications. Other major applications of SMS include online news, financial information, handset pictures and ring tone downloads. Subscription services account for a large share of mobile data's increased popularity. The new services are being aggressively promoted by service providers, including the listed Internet portals Sohu.com, Sina.com and Netease.com and many smaller players. Dating services and games with cash prizes have emerged as leading drivers of mobile data use. Long offered on mainstream Internet sites, their mobile incarnations generally require customers to subscribe, driving up revenue for service providers.

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

DRIVERS OF SMS GROWTH IN CHINA

--------------------------------------------------------------------------------
Ease of Use          No need to register, no complicated set up required
--------------------------------------------------------------------------------
Low Price            RMB 0.1/message for contract subscribers;

                     RMB 0.15/message for pre-paid
--------------------------------------------------------------------------------
Viral Marketing      Friends send to friends, teaching each other how to
                     send and receive
--------------------------------------------------------------------------------
Always On            Service is available whenever and wherever the
                     mobile phone is turned on
--------------------------------------------------------------------------------

According to WTO accords, foreign firms are now permitted to invest in service providers, further boosting China's SMS market. Service providers and the operators themselves are actively exploring cross-media SMS events that bridge television and print media together with SMS. SMS interconnection between China Mobile and Unicom networks in 2002 and 2003 was also a major driver of SMS growth.

THE WARMING UP OF MMS

According to www.thefeature.com, building on the success of SMS messaging in China with 90 billion SMS messages sent in 2002, analysts are expecting MMS to be a huge phenomenon in the wireless communication scene. Three factors are expected to drive the mass adoption of MMS. Firstly, half of the nation-wide subscriber base changes mobile handsets yearly. Color-screen handsets from both foreign and domestic manufacturers are just being introduced and are expected to generate significant sales among early adopters this year. Secondly, the introduction of new GPRS- and MMS-based services that will fully utilize the features on those new handsets, has led many to believe that 2.5 G is almost assured of success in China. Thirdly, to encourage Internet service providers to develop more MMS content, China Mobile raised the revenue share ratio, and now 85% of the MMS revenue goes to the Internet service providers, while the company takes the remaining 15%. This compares favorably to the 80:20 revenue share ratio for plain -text SMS services.

Gartner Dataquest predicts that SMS traffic will peak around 2003 before it is to be overtaken by multimedia messaging traffic. MMS revenue will double from the current $13.4 billion to around $22.3 billion by 2006. Other analysts are even more bullish, Ovum says that by 2007, the MMS market will be worth around $70 billion.

THE GROWTH OF MOBILE AND TELECOMMUNICATIONS VALUE-ADDED SERVICES IN CHINA

Mobile subscribers in China are increasingly using their mobile handsets to access a wider range of value-added services, including instant message, information services and games applications. Both China Mobile and China Unicom have assisted the growth of value-added services by launching its Monternet platform and Uni-Info platform to expand their mobile data services. Both companies adopted similar business models of partnering with Internet content and service providers who developed mobile content and data services while mobile operators provide the transmission network, billing systems, and fee collection services for the service providers based on revenue sharing arrangements.

Compared to mobile voice communications, mobile data communications is still at an early stage in China, accounting for only 9.4% of total mobile revenues in 2002, according to Pyramid Research. We believe that telecommunications operators in China will continue to develop mobile network infrastructure which will provide new opportunities for the growth of mobile value-added services and applications as well as stimulate the market demand for these services.

The following shows the forecast for the growth of the mobile data services industry in China from 2002-2007:


----------------------------------------------------------------------------------------------------------
US$ million              2002A      2003E      2004E     2005E      2006E      2007E      CAGR (02-07)
----------------------------------------------------------------------------------------------------------
Value-added service &
SMS revenues
                         2,521      3,882      5,871     8,426      11,658     15,219         43.3%
----------------------------------------------------------------------------------------------------------
GPRS revenues              25         70        237       463       1,044      2,066         141.8%
----------------------------------------------------------------------------------------------------------

A: actual data
E: estimated data
CAGR: Compound Average Growth Rate
Source: Pyramid Research


PRODUCTS AND SERVICES

General Construction and Network Infrastructure Construction - Through its construction company in Guangzhou, the [Group] provides general construction to residential community, commercial, cultural and digital community. Construction includes setting up of broadband and fiber cable system over communities, LAN/WAN and Wi-Fi, internet/intranet/TV and wireless data communications network infrastructure. This operation ceased in April 2004 due to the disposal of the subsidiary. However, the participation in this operation had expanded the Company's network connection and client base in China.

My Star Friends - We have created the original Star SMS/MMS called "My Star Friends" community. It allowed subscribers to communicate with [the Star] by SMS/MMS using service provider's platform.

Entertainment News - Via the platform of service providers and mobile operators, subscribers can receive the latest entertainment news about Asia stars.

Total Solutions -Information Manager System & SMS/MMS Call Center CRM System - Total Solution system offered integrated communications network solutions and Internet content service in voice, data and video through mobile and Internet network with interactive media applications. Telecom, through IC Star and Alpha delivered the Information Manager System advantage and services of providing consistent, quality customer care and infortainment support services. In addition, it offers the client high-value, low-cost sales and service solutions using the highly scalable interactive MMS response (IMR), interactive voice responses (IVR) and speech recognition solutions, combined with an extensive network of Asia contract centers for live operator support and provide their clients opt-in subscriptions of Short Message Services (SMS) and Multimedia Message Services (MMS). It offers corporations advanced Internet and wireless capabilities without the need of the installation of expensive hardware at customer locations. Each user gets a unique code number and an associated web page to manage incoming and outgoing short messages, multimedia messages, phone calls, voice mails and emails with one single common interface. The Total Solution also allows simple, rapid administration of a company's telecom services, including adding new customers and moving telephone number locations online (VoIP) without the cost of a telecom support department. Users can consolidate their multiple phone numbers (office, home, mobile) with a single personal telephone number so callers reach them wherever they are. Further, a virtual SMS/MMS number handles all incoming faxes plus a unified virtual mailbox conveniently manages voicemail and faxes like e-mail.

Search Engine Optimization for mobile phone (SEO4Mobile) - SEO4Mobile offers wireless mobile phone providers the ability to use a short message service (SMS) search feature. Users who enter a relevant keyword or keyword phrase, along with a geographic identifier, can send searches to mobile operator via an SMS and receive a multimedia response that has been processed through a search engine on the Internet. By specifically laying out a separate search SMS for the geographic portion, SEO4Mobile helps structure the search in a simple and efficient way for the searcher. SEO4Mobile will then parse out its advertiser keyword ads that have a local identifier as it sends them to its distribution partners, thereby returning targeted results for mobile searches.

AdMaxB2Search - The Advertiser maximum bid listing system for mobile phone service providers is developed for small to mid-sized businesses that want to offer valuable advertising content to SEO4Mobile users quickly and simply, without impacting their design or operations. Through a step-by-step, wizard-driven set up, advertisers and partners of Telecom can log in to an Intranet site to bid on listing and directory functionality or upload a link over the Internet to a website of advertising distributors. With all their network distribution partners, users of AdMaxB2Search will share a percentage of the revenue earned by distributors when their users search for an ad and are sent to that SEO4Mobile. Advertisers who use this service will be given access to SEO4Mobile service providers and their users through search engine optimizers.

BUSINESS STRATEGIES

Our goal is to be the leading Internet and telecommunications value-added content provider in China. We have expanded our connection to local communities by participating in the telecommunication infrastructure industry through Panyu No. 6 Construction Company which we sold in April 2004. Our strong client/user database, through IC China network, and valuable entertainment and lifestyle information data, are the fundamental strengths of Telecom. We believe our large user base through contracting with various service providers in China, is one of the important business drivers as it provides us with the opportunity to market and deliver our value-added services and products. Our distinctive entertainment information database also provides us the opportunity to distribute online/offline content such as music, video and other forms of multimedia content through mobile operators to the end-users.

In order to leverage our strong user database and information content, we have sought appropriate software to enhance the value of our resources. We believe the integration of our user database, information content and appropriate software shall lead us to penetrate into the value-added content provider market rapidly. To satisfy a low cost objective for a growing company, we rely on third party software at this stage rather than maintain a research & development department for the creation of software. We will continue to expand our client database by entering into cooperation agreements with local Chinese service providers. We intend to develop and enrich our content from self production and internal efforts and cooperation with third-party content providers. We will also seek mobile operators and mobile phone manufacturers who will bundle our products like SEO4Mobile into mobile phones. We will enter into strategic relationships with various enterprise software providers in China with which we co-market, and bundle or distribute our Total Solutions with their products.

IC STAR MMS LIMITED

IC Star is a China-based local information and services affiliate network. It has contracted with more than 2,000 websites and collected all of their internet and mobile phone users to be the online/offline members. It began operations in December 1999 as an internet alliance concept focused on providing solutions to Chinese city local content providers wishing to publish their news across China. In May 2000, IC Star launched our affiliate network, then called goongreen.org, offering Chinese-language local news, information and community features such as publishing services targeted at online users in China. In October 2002, IC Star expanded its affiliate network by partnering with Aixi Software Limited, a leading network Internet/Intranet development Company with offices in Guangzhou, China and 6 distinct web sites targeting Chinese community users, education users and business users in China. ICStarMMS.com, through IC China network, links lifestyle infotainment with local communities across China. It has created the original Star SMS/MMS called "My Star Friends" community. It allowed subscribers of the contracted Service Providers to communicate with the [Star] by SMS/MMS through China Mobile's network. In January 2003, we continued our network and entertainment content expansion by the acquisition of stareastnet.com a leading entertainment and life information destination web site targeting Chinese users in greater China. As previously discussed, on December 31, 2003 the Company acquired the remaining interests of IC Star it did not already own. Today, we operate IC Star web sites to provide Chinese content and services that speak directly to the audience of each region, enriching the online experience of their users.

ALPHA CENTURY HOLDINGS LIMITED

Alpha was established in December 2003 as an investment holding company having interest in Huiri Electric (Panyu) Limited, a company in China with limited turnover on trading business. Alpha also holds certain assets for the group such as computer equipment and developing software. It signed contracts with clients by offering communications networks from IC Star's data base and content plus Alpha's asset to form integrated Total Solution. Alpha has developed products like Information Manager System, SMS/MMS Call Center System, SEO4Mobile, and the latest AdMaxB2Search.

RISK FACTORS AFFECTING OUR FUTURE RESULTS OF OPERATIONS

Our future results of operations involve a number of risks and uncertainties. With any business undertaking and their inherent unforeseeable risk in conducting business, the following paragraphs discuss a number of risks that could impact the Company's financial condition and results of operations.

(a)  Country risk

Currently, the Company's revenues are derived from sale of its contents, software and services to customers in the Peoples Republic of China (PRC). The Company hopes to expand its operations to countries outside the PRC, however, such expansion has not yet commenced and there are no assurances that the Company will be able to achieve such an expansion successfully. Therefore, a downturn or stagnation in the economic environment of the PRC could have a material adverse effect on the Company's financial condition.

(b)  Products risk

Our revenue-producing operations are limited and the information available about us makes an evaluation of us difficult. We have conducted limited operations and we have little operating history that permits you to evaluate our business and our prospects based on prior performance. You must consider your investment in light of the risks, uncertainties, expenses and difficulties that are usually encountered by companies in their early stages of development, particularly those engaged in international commerce. In addition to competing with other telecommunication and web companies, the Company could have to compete with larger US companies who have greater funds available for expansion, marketing, research and development and the ability to attract more qualified personnel if access is allowed into the PRC market. If US companies do gain access to the PRC markets in general, it may be able to offer products at a lower price. There can be no assurance that the Company will remain competitive should this occur.

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

(d) Our future performance is dependent on our ability to retain key personnel

Our future success depends on the continued services of executive management in China. The loss of any of their services would be detrimental to us and could have an adverse effect on our business development. We do not currently maintain key-man insurance on their lives. Our future success is also dependent on our ability to identify, hire, train and retain other qualified managerial and other employees. Competition for these individuals is intense and increasing.

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

Currently, a majority of our revenues are derived via the operations of our subsidiaries. Economic, governmental, political, industry and internal company factors outside our control affect each of our subsidiaries. If our subsidiaries do not succeed, the value of our assets and the price of our common stock could decline. Some of the material risks relating to our partner companies include:

- Our subsidiaries are located in China and have specific risks associated with that; and

- Intensifying competition for our products and services and those of our subsidiaries, which could lead to the failure of some of our subsidiaries.

(f)  A visible trading market for our common stock may not develop.

Our common stock is currently traded on the Over-the-Counter Bulletin Board under the symbol "TCOM". The quotation of our common stock on the OTCBB does not assure that a meaningful, consistent and liquid trading market currently exists. We cannot predict whether a more active market for our common stock will develop in the future. In the absence of an active trading market:

- investors may have difficulty buying and selling or obtaining market quotations; and

-    market visibility for our common stock may be limited; and

- a lack of visibility for our common stock may have a depressive effect on the market price for our common stock.

(g)  Liability risk

We act as a total solution provider on our contracted projects. Insurance companies in China offer limited business insurance products. As a result, we do not have any business liability or disruption insurance coverage for our operations in China, and our coverage may not be adequate to compensate for all losses that may occur, particularly with respect to loss of business and reputation. Any business disruption litigation or natural disaster could expose us to substantial costs and losses.

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

The Company's future operating results over both the short and long term will be subject to annual and quarterly fluctuations due to several factors, some of which are outside the control of Telecom. These factors include but are not limited to fluctuating market demand for our services, and general economic conditions.

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

The PRC government heavily regulates its Internet and value-added telecommunications services sectors, including content restrictions on the Internet and value-added telecommunications services and the licensing and permit requirements for companies in the said industry. Because these laws and regulations and the legal requirements with regard to the Internet and value-added telecommunications services are relatively new, their interpretation and enforcement involve significant uncertainty. It has created substantial uncertainties regarding the legality of existing and future operations and activities of the Internet and telecommunications service in China, including our business. In some cases, our current and previous services or business could be deemed to be in violation of PRC laws or regulations, in which case we may be subject to fines or other penalties and/or may have to cease such business or services.

COST AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

Our business is not subject to regulation under the state and federal laws regarding environmental protection and hazardous substances control. We are unaware of any bills currently pending in Congress that could change the application of such laws so that they would affect us.

COMPETITION

The market for Internet and value-added telecommunications services in PRC is competitive and the competition is expected to increase in the future when the market matures and is opened. As the industry is relatively new and is growing rapidly, the basis of competition may shift, offering opportunities for new competitors to enter the market. In addition, as China opens its value-added telecommunications service market to foreign investors, we may face increased competition from international competitors with experience developed in overseas markets and significantly greater financial, technical and marketing resources than we have. Such competitors could also attempt to increase their presence in our markets by forming strategic alliances with other competitors, by offering new or improved products or by increasing their efforts to gain and retain market share through competitive pricing. As a result, our competitors may be able to adapt more quickly to changes in customer needs or to devote greater resources than we can to the sales of our real estate projects. Currently, our main competitors in the overall Internet and value-added telecommunications services market in China are local Internet portals such as Sina.com and

Sohu.com We believe our niche in the integrated total solution offering software with entertainment and lifestyle online/offline information, plus our client database has provided us a better position in the specialized Internet and value-added communications services market in China at the moment. However, as the market for Internet and value-added telecommunications services matures, price competition and ability to develop better products has intensified and is likely to continue to intensify. Such competition has adversely affected, and likely will continue to adversely affect, our gross profits, margins and results of operations. There can be no assurance that we will be able to continue to compete successfully with existing or new competitors.

EMPLOYEES

We believe that the success of our business will depend, in part, on our ability to attract, retain and motivate highly qualified sales, technical and management personnel, and upon the continued service of our senior management personnel. As of the date of this annual report, we have 20 full-time employees. We consider our employee relations to be good and we have never experienced any work stoppages. We cannot assure you that we will be able to successfully attract, retain and motivate a sufficient number of qualified personnel to conduct our business in the future.

ITEM 2.   PROPERTIES

The Company leases an office at Room 1602, Honkwok TST center, 5-9 Observatory Court, TST Kowloon, Hong Kong with approximately 120 square meters. The lease was signed in May 2003 and expires in April 2005 with current rent payment of $1,175 per month. Huiri Electric (Panyu) Limited leases an office at #62 Cunqiandajie Daping Shiqiao Panyu Guangzhou GD.511490 China. The rent is under negotiation with the landlord.

ITEM 3.   LEGAL PROCEEDINGS

None

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

The reported high and low sale prices for the common stock are shown below for the periods indicated. The prices reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not always represent actual transactions. As of September 30, 2004, we had approximately 190 stockholders of record.

Period                                       High                  Low

Quarter ended December 31, 2003              $2.64                 $0.40
Quarter ended March 31, 2004                 $0.98                 $0.52
Quarter ended June 30, 2004                  $0.73                 $0.17
Quarter ended September 30, 2004             $0.34                 $0.09

On December 1, 2004, TCOM was quoted at $0.70 per share.

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

Stockholders should be aware that, according to the Securities and Exchange Commission Release No. 34- 29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. These patterns include:

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

Section 15(g) and Rule 15g-2 of the Exchange Act require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock."

Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for the Company's stockholders to resell their shares to third parties or to otherwise dispose of them.

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

The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the financial statements of Telecom Communications, Inc. for the year ended September 30, 2004 and notes thereto contained in this Report on Form 10-KSB of Telecom Communications, Inc.

OVERVIEW

We are a leading value-added information service provider for China and the global Chinese community. Our specialized product Total Solutions System offers integrated communications network solutions and Internet content service in universal voice, video, data, web and mobile communication for interactive media applications and technology and content leaders in interactive multimedia communications. Telecom develops, markets and sells a universal media software solution for enterprise-wide deployment of integrated voice, video, data, web, and mobile communication for media applications. Designed around Telecom's Internet content and database and integrated into the Information Manager System and SMS/MMS Call Center CRM System core software, the Total Solutions application facilitates the collaboration of key business processes such as, corporate and marketing communications, membership distance interactive program, product development, customer relationship management and content management by allowing dispersed enterprise users to collaborate in real time with multimedia message services.

Our business model is built on the integration of strong entertainment and lifestyle content, our network database and the application of technology. Our network database was established by signing contracts with strategic partners and collecting all of their Internet and mobile phone users to be the online/offline members in China. We also established the network database from the construction company that we previously owned, Panyu No. 6 Construction Company Limited ("Panyu"), that provided network construction and general construction to the region. Our content was built through our business alliance in which IC Star (formerly known as Sino Super Ltd.) (http://www.ICSTARMMS.com), one of our subsidiaries and a network services provider based in Hong Kong, links entertainment and lifestyle information to local communities across China. IC Star, which was originally created as the Star SMS /MMS called "My Star Friends" community, was first invented as a SMS/MMS interactive between IC Star and fans in the world. By integrating the network database and content into a software that TCOM sources from the market, we can leverage the functions of the software and target it to various industries.

We believe that we are one of the leading Internet and value-added telecommunications services providers specializing in entertainment and lifestyle content in China. Since the launch of our Total Solutions - Information System and the SMS/MMS CRM in July, we have signed various contracts with clients which showed customer acceptance. It proved that our expectation on the reception of the integrated Internet and value-added telecommunication service is on the right track. We will target the enterprise multimedia communications market in China where we believe there is significant growth potential. Our latest products SEO4Mobile (Search Engine Optimization for mobile phones) and AdMaxB2Search have proved our strength in innovative and creative value-added service. As a result, three contracts have been signed with business partners.

One of our subsidiaries, IC Star MMS Ltd., or ICStar (formerly known as Sino Super Ltd.),a network services company based in Hong Kong, began operations in December 1999 with an Internet alliance concept focused on providing solutions to Chinese city local contents providers wishing to publish their news across China. In May 2000, ICStar launched our affiliate network, then called goongreen.org, offering Chinese-language local news, information and community features such as publishing services targeted at online users in China. In October 2002, ICStar expanded its affiliate network by partnering with Aixi Software Limited, a leading network Internet/Intranet development company with an office in Guangzhou China and 6 distinct web sites targeting Chinese community users, education users and business users in China. In January 2003, we continued our network expansion and entertainment content provided by the acquisition of stareastnet.com, a leading entertainment and life information destination web site targeting Chinese users in greater China. Today, ICStarMMS web sites serves local Chinese communities with its enriched and diversified content focused on entertainment and life-style information.

We will derive our revenues from the offering of our products Total Solutions System - Information Manager System, SMS/MMS CRM System, SEO4Mobile and AdMaxB2Search. Revenues are derived principally from providing integrated solutions and the AdMaxB2Search platform by entering into business contracts with enterprises for a fixed monthly fee.

BUSINESS PARTNERSHIP DEVELOPMENTS
---------------------------------

On October 26, 2004, IC Star (http://www.icstarmms.com) entered into a cooperation agreement with Baidu.com (http://www.baidu.com), the number one Chinese internet search engine. Under the agreement, IC Star will work with Baidu.com to develop Short Messaging Service (SMS), Multimedia Messaging Service
(MMS), and other wireless contents such as artist profiles and gaming. Baidu will provide the technical platform and take part in promoting this new operation to its users that have 60 million keyboard resolutions every day.

On November 1, 2004, Telecom reached an agreement with Aries and Gold Swallow Shop Limited to form Animation Studio, a joint venture to create, develop and produce computer generated or flash animated feature films, videos and multimedia content, and to develop and distribute digital videos and other products based on the content and program. Aries is currently in production on animated feature films to be broadcast on the Cartoon Channel in China during the second quarter of 2005. Gold Swallow Shop has investments to develop related software and run a distribution chain of home videos, music and games software in China. Gold Swallow develops home videos and distributes products that ignite customers to become better and more active participants in the China experience. In addition to the joint venture, TCOM will be granted a first right for exclusive arrangement wireless value-added service of all products and contents developed by the joint venture from time to time.

On November 15, 2004, IC Star, entered into a cooperation agreement with the wireless business division of Beijing eLong Information Technology Limited, a company of eLong Inc. (Nasdaq: LONG) (http://www.elong.com), the leading online travel service provider and community in China. Under the agreement, IC Star will utilize the best of its pool of celebrity and artistic resources, in conjunction with eLong's development of Short Messaging Service (SMS), Multimedia Messaging Service (MMS) and Coloring Ring Back Tone service. eLong will provide the technical platform and promote these new services to its users.

Since October 2003, the Company or its subsidiaries, through our strategic partner--Aixi Software Ltd., has signed contracts with various service providers in China in order to expand our network database. The service providers include:

Shanghai Linktone

Founded in October 1999, Linktone has emerged as an acknowledged leader in China's fast-growing wireless services sector. By developing a wide range of attractive content and applications for the paying end user, and by establishing nearly nationwide coverage through China's mobile operators, China Mobile and China Unicom, Linktone has enjoyed substantial, sustained growth in its user base and revenues. Linktone's current focus on Short Messaging Services (SMS) allows potential access to virtually all of China's 185 million GSM subscribers, among users of SMS, and familiarity with its functions, which continue to increase rapidly month to month. Linktone's consumer services focus on entertainment, messaging and personalized information.

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

5Wan.com

5wan International (http://www.5wan.com) concentrates on tens of millions cell phone users by offering humanization, high technology, and mobile entertainment. In China, 5wan has already launched several WAP games, and achieved great success. Their first release was the first role play WAP game - "SYZF" 5wan then introduced the release of the first multi-person SMS game - "king of fighter."

5wan's products and services are based on WAP, SMS, GPRS, Java and MPEG4. Also, 5wan is the first software developer to pass the Ericsson GPRS test. Ericsson (ERICY) has already used 5wan's game software in its application integration, recommended formally by China Mobile (CHL).

3721 Inter China Network Software Co. Ltd

3721 Inter China Network Software Co. Ltd (www.3721.com) was acquired by Yahoo! Holdings (Hong Kong) Ltd., a wholly owned subsidiary of Yahoo!, Inc. Under the agreements, the partners started to market ICStar short messages service (SMS), Multimedia Messages Services (MMS), ring tones, broadband to its own multi-millions users. ICStar will provide entertainment information celebrities as its core competency and other wireless contents such as wall paper and gaming. Both companies will work together to provide better customer preferred type of wireless/Internet products and services to lead a new trend of entertainment era in China.

Tencent Company Limited

Tencent is one of the first Internet Instant Messaging (IM) software developers in China, and a leading provider for Internet and mobile value-added services with a focus on IM and related value-added services. Its holding company, Tencent Holdings Limited, has been listed on the Hong Kong Stock Exchange since June 2004. Tencent was founded in November 1998 in Shenzhen, China. In February 1999, Tencent launched its first IM software--"Tencent QQ." Over the past five years, Tencent has strived to pursue technological advancement while maintaining a steady high growth in users. The vast community of Tencent QQ users demonstrates Tencent's technological strength in operating massive online application systems and IM-related applications.

Tencent users can communicate real time with each other via their IM platform with their PCs, mobile and fixed line phones, as well as various terminal devices. Not only can users communicate via text, images, audio, video and email, but they also have access to various Internet services and mobile value-added services designed to enhance the community experience, including mobile games, dating, content downloads and other entertainment services.

Under the agreements, the partners started to market IC Star's and Alpha's short messages service (SMS), Multimedia Message Services, ring tones, and broadband to their own multi-millions of users. IC Star will provide entertainment information celebrities as its core competency and other integrated contents. Both companies will work together to provide better customer preferred types of wireless/Internet products and services and lead a new trend of offering
Total Solutions to corporations through wireless and Internet communications in China.

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

RESULTS OF OPERATIONS

YEAR ENDED SEPTEMBER 30, 2004 COMPARED THE YEAR ENDED SEPTEMBER 30, 2003

Revenue for the year ended September 30, 2004 was $1,431,473. $834,752 was generated from our IC Star subsidiary doing business in telecommunication add-value service through SMS and MMS in a profit sharing model. $596,721 was generated from Alpha doing business in Total Solutions commencing from September 2004. We did not have revenues for the year ended September 30, 2003. The Company recognizes revenue when there is persuasive evidence of an arrangement, delivery has occurred, the fee is fixed or determinable, collectibility is reasonably assured, and there are no substantive performance obligations remaining.

For the year ended September 30, 2004, costs of sales amounted to $685,958 for 48% of net revenues and consists of direct material or contents and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs as well as local taxes incurred. These costs are directly attributable to our contractual projects.

For the year ended September 30, 2004, we incurred operating expenses of $2,618,084 as compared to $488,568 for the year ended September 30, 2003. For the year ended September 30, 2004, operating expenses consisted of salaries of $436,329, consultancy fee of $1,306,000, depreciation expenses of $262,027 and other selling, general and administrative expenses of $613,728. For the year ended September 30, 2003, operating expenses consisted of settlement expense related to settlement of a lawsuit of $400,000, and other selling, general and administrative expenses of $88,568.

For the year ended September 30, 2004, we incurred interest income of $45 and no interest expense. A total of $753,695 was recorded as the Company recognized other income consisting primarily of the settlement of a liability and the received payment and sale proceeds from the sale of a subsidiary in November 2003. Acquisition cost of $8,126,917 for the additional 20% of IC Star was arrived at from the issuance of common shares.

For the year ended September 30, 2004, we recorded minority interest expense of $35,824 related to the allocation of profits to our minority interest holder.

For the year ended September 30, 2004, we recorded a net income of $518,360 from discontinued operations, which was net of income tax of $89,076, and a loss on the sale of the discontinued operations of $138,277.

OVERALL

We reported a net loss for the year ended September 30, 2004 of $8,901,487. This translates to an overall per-share loss of $.19 for the year ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2004, we had a cash balance of $325,131 held in Hong Kong, the Special Administrative Region of The People's Republic of China, and $11,576 held in PRC. We currently have no cash positions in the United States. We have been funding our operations from the receipt of customer deposits on our construction projects and receipt of sales proceeds of disposal of subsidiaries. We also funded our operation by issuing common stock for a consideration of $2,000,000 on July 22, 2004

Management has invested substantial time evaluating and considering numerous proposals for possible acquisition or combination developed by management or presented by investment professionals, the Company's advisors and others. We continue to consider acquisitions, business combinations, or start up proposals, which could be advantageous to shareholders. No assurance can be given that any such project acquisition, or combination will be concluded.

At September 30, 2004, our Company had stockholders equity of $2,660,641. Our Company's future operations and growth will likely be dependent on our ability to raise capital for expansion and to implement our strategic plan.

Net cash provided by operating activities was $562,741 for the year ended September 30, 2004 and was attributable to our net loss $8,901.487 offset by non-cash activity such as depreciation on discontinued/continued operation of $469,100, loss on disposal of equipment of $150,310, minority interest of $310,489, acquisition cost of $8126,917 and common stock issued for service of $1,740,000 as well as gain on disposal of subsidiary of $61,723. We may continue to use cash in our operations due to the continuing implementation of our business model and increased expenses from costs associated with being a public company.

Net cash used in investing activities for the year ended September 30, 2004 was $1,780,239 compared to net cash provided by investing activities of $159,718 for the year ended September 30,2003. For the year ended September 30, 2004, we received $200,000 of cash from the disposal of a subsidiary, which was off set by sales proceeds on disposal of the subsidiary net of cash in the amount of $1,343,810, and capital expenditures of $636,429.

Net cash provided by financing activities was $393,180 for the year ended September 30, 2004. Net cash provided by financing activities consisted of proceeds from related party loans of $69,117, proceeds from loans payable of $304,063 and proceeds from the issuance of common stock accounted for $20,000. .

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

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has recently issued several new accounting pronouncements:

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This statement applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144. These costs include, but are not limited to, termination benefits provided to current employees that are involuntarily terminated under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or an individual deferred compensation contract, costs to terminate a contract that is not a capital lease and costs to consolidate facilities or relocate employees. This statement does not apply to costs associated with the retirement of a long-lived asset covered by SFAS No. 143, Accounting for Asset Retirement Obligations. This statement was adopted effective January 1, 2004, and it did not have an impact on the Company's current financial position or its results of operations.

On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25. The Company adopted the required disclosure provisions of SFAS No. 148 effective January 1, 2003, and its application did not have an impact on the Company's current financial position or its results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how companies classify and measures certain financial instruments with characteristics of both liabilities and equity. It requires companies to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective beginning with the second quarter of fiscal 2004. This statement was adopted effective January 1, 2004, and it did not have an impact on the Company's current financial position or its results of operations.

ITEM 7.   FINANCIAL STATEMENTS

See "Index to Financial Statements" for the financial statements included in this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Robert G. Ercek, CPA resigned as independent certified public accountant and independent auditor on December 31, 2003. His report on our financial statements for the years ended September 30, 2002 and 2001 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles other than the uncertainty related to our ability to continue as a going concern through September 30, 2002. During the fiscal years ended September 30, 2002 and 2001, there were no disagreements with Robert G. Ercek, CPA on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Robert G. Ercek, CPA, would have caused it to make reference to the subject matter of the disagreement in connection with its report on these financial statements for those periods.

Sherb and Company, LLP ("Sherb"), was retained as independent certified accountants and independent auditor in December 2003 and resigned on April 12, 2004. Its report on our financial statements for the years ended September 30, 2003 and the subsequent interim period through April 11, 2004, did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles other than the uncertainty related to our ability to continue as a going concern. There were no disagreements between Telecom and Sherb on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to Sherb's satisfaction, would have caused Sherb to make reference to the subject matter of the disagreement in connection with their reports on these financial statements for those periods.

On April 12, 2004, Livingston, Wachtell & Co., LLP ("LWC"), was retained as independent certified accountants and independent auditor and resigned on September 17, 2004. LWC's reports on the Company's financial statements for the past two fiscal years did not contain an adverse opinion, disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During the Company's two most recent fiscal years and through September 17, 2004, there were no disagreements with LWC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of LWC, would have caused it to make reference to the subject matter of the disagreements in connection with its report. No reportable events of the type described in item 304(a)(1)(iv)(B) of Regulation S-B occurred during the two most recent fiscal years.

Effective September 17, 2004, Child, Sullivan & Company was appointed as the new independent registered public accounting firm for the Company.

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

NAME              AGE       POSITION
                  62        Chairman of the Board
Guosheng Liu
                  30        CEO, President and Director
Shanhe Yang
                  31        Controller, Secretary and Director
Lijian Deng
                  24        Chief Information Officer and Director
Lirong Liu
                  48        CFO and Director
Gary Lam

GUOSHENG LIU, CHAIRMAN
----------------------

Mr. Liu has more than 35 years experience in Chinese news process and media industry in China. He obtained his Master degree from Chinese Academy of Social Science. Prior to this, Mr. Liu had served Heilongjiang Daily as reporter for 7 years. After his graduation from the Chinese Academy of Social Science, Mr. Liu worked for People's Daily as Senior Reporter for the period 1981-2003. He has an extensive relationship with the media industry and government bodies.

SHANHE YANG, CEO, PRESIDENT AND DIRECTOR
----------------------------------------

Mr. Yang joined the Company in 1999 and has extensive management experience in multimedia industry in China. Mr. Yang is responsible for planning analysis and researching and developing of software products, as well as responsible for technical support, alliance's networking developing, and business development. He holds a post in various kinds of business categories, such as technical support, training, marketing and management. The main developing direction is Internet and mobile network business application. Prior to joining the group, Mr. Yang has engaged in enterprise's information system and electronic business system development in Shenzhen, Guangdong. Mr. Yang was trained as a computer network engineer in Beijing University of Post and Telecom.

LIJIAN DENG, CONTROLLER, SECRETARY AND DIRECTOR
-----------------------------------------------

Ms. Deng joined the company in 1994. Ms. Deng has been responsible for management of the export department and has been accumulating administration operation experience for 10 years in international trade and corporate management. Ms. Deng attended an advanced study in FUDAN University Shanghai prior to joining the Company.

GARY LAM, CFO
-------------

Mr. Lam joined the Company in late 2003 and has over 16 years of extensive experience in treasury management. Mr. Lam is an affiliated member of the Hong Kong Securities Institute. Mr. Lam was appointed as director of Renren Holdings Limited (a public company in HK) during May 2001-September 2002.

LIRONG LIU, CHIEF INFORMATION OFFICER AND DIRECTOR
--------------------------------------------------

Ms. Liu joined the Company in 2004. She spent 4 years in broadcasting and communications after graduation from college. Prior to joining the group, Ms. Liu had worked for various foreign conglomerates in the electronics industry in Zhuhai where she had served in different departments. With more than four years experience in Internet and the virtual media market, Ms. Liu was recognized as an outstanding information/content integration professional when she worked for Aixi Software Limited before joining our Company.

AUDIT COMMITTEE
---------------

We do not have an audit committee. The entire Board of Directors serves as the audit committee. Because of the small size of the Company and the risk attendant to a small public company, we are currently unable to attract an audit committee financial expert to our Board of Directors. There are no other committees of the Board of Directors.

Code of Ethics
--------------

See Exhibit 14 for the Company's Code of Ethics.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth in summary form the compensation received during each of the Company's last three completed fiscal years by the President and Secretary/ Treasurer of the Company.

                           Summary Compensation Table

The following table sets forth information relating to all compensation awarded to, earned by or paid by us during the past three fiscal years to: (a) our Chief Executive Officer; and (b) each of our executive officers who earned more than $100,000 during the last three fiscal periods ended September 30, 2004, 2003 and 2002:

                   Annual Compensation Long-Term Compensation
----------------------- ------- ----------------------------- ------------- -------------------------------- -------------------
  Name and Principal    Fiscal    Salary ($)     Bonus ($)       Other        Restricted      Securities         All Other
                                     Annual
                                                              Compensation   Stock Awards     Underlying
       Position          Year                                     ($)            ($)        Options SAR (#)     Compensation
----------------------- ------- --------------- ------------- ------------- --------------- ---------------- -------------------
Shanhe Yang              2004     $ 124,000       $       -     $       -     $       -            -                -0-
Chief Executive          2003     $       -       $       -     $       -     $       -            -                -0-
Officer, President       2002     $       -       $       -     $       -     $       -            -                -0-
and Director

Lijian  Deng             2004     $ 124,000       $       -     $       -     $       -            -                -0-
Controller, Secretary    2003     $       -       $       -     $       -     $       -            -                -0-
and Director             2002     $       -       $       -     $       -     $       -            -                -0-

Lirong Liu               2004     $ 124,000       $       -     $       -     $       -            -                -0-
Chief Information        2003     $       -       $       -     $       -     $       -            -                -0-
Officer and Director     2002     $       -       $       -     $       -     $       -            -                -0-



OPTION GRANTS IN LAST FISCAL YEAR
---------------------------------

     None

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
FISCAL YEAR-END OPTION/SAR VALUES
-------------------------------------------------------

     None

TERM OF OFFICE
--------------

The term of office of the current directors shall continue until new directors are elected or appointed.

EMPLOYMENT AGREEMENTS
---------------------

The Company has entered into employment agreements with management officers. The terms of the employment have been disclosed above. There are no employment contract established with our employees in China as it is not common to have employment contract in China for non-management employee.

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

INDEMNIFICATION OF OFFICERS AND DIRECTORS
-----------------------------------------

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)       Security Ownership of Certain Beneficial Owners

The following table sets forth, as of [December 20], 2004, information known to us relating to the beneficial ownership of shares of common stock by: each person who is the beneficial owner of more than five percent of the outstanding shares of common stock; each director; each executive officer; and all executive officers and directors as a group.

We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them except as stated therein.

Under the securities laws, a person is considered to be the beneficial owner of securities that can be acquired by him within 60 days from the date of this filing upon the exercise of options, warrants or convertible securities. We determine beneficial owner's percentage ownership by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person and which are exercisable within 60 days of the date of this filing, have been exercised or converted. As of December 20, 2004, there were 70,188,000 shares of our common stock issued and outstanding.

The following table sets forth, as of [December 20], 2004, information known to us relating to the beneficial ownership of shares of common stock by: each person who is the beneficial owner of more than ten percent of the outstanding shares of common stock; each director; each executive officer; and all executive officers and directors as a group.

We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them except as stated therein.



                Name and address of
Title of Class  beneficial owner          Number of Shares   Percent of Class
--------------------------------------------------------------------------------

Common          Taikang Capital           20,000,000         28.5%
                Managements
                Corporation

Common          Lijian Deng              20,089,000(1)      14.4%

Common          Shanhe Yang               20,089,000(2)      14.4%

Common          Lirong Liu                20,089,000(3)      14.4%

Common          Gary Lam                  100,000(4)         0.1%

Directors and executive officers          10,589,000         15.09%
as a group (4 persons)

----------

(1) Consists of (i) 200,000 shares held directly by Ms. Deng (ii)(a) 9,889,000 shares of common stock plus (ii)(b) shares of commonstock underlying warrants held indirectly by Auto Treasure Limited pursuant to 51% co-ownership of all shares of Auto Treasure Limited, and assumes Auto Treasure Limited does not exercise its right to purchase 10,000,000 shares at an exercise price of $2.00 pursuant to warrant issued by the Company, which vested as of March 16, 2006.
(2)  Consists of 200,000 shares held directly by Mr. Yang (i) 9,889,000 plus
     (ii) warrants held indirectly by Auto Treasure Limited pursuant to 51% co-ownership of all shares of Auto Treasure Limited, and assumes Auto Treasure Limited does not exercise its right to purchase 10,000,000 shares at an exercise price of $2.00 pursuant to warrant issued by the Company, which vested as of March 16, 2006.
(3) Consists of 200,000 shares held directly by Ms. Liu (i) 9,889,000 plus (ii) warrants held indirectly by Auto Treasure Limited pursuant to 51% co-ownership of all shares of Auto Treasure Limited, and assumes Auto Treasure Limited does not exercise its right to purchase 10,000,000 shares at an exercise price of $2.00 pursuant to warrant issued by the Company, which vested as of March 16, 2006.
(4)  Consists of 100,000 shares held directly by Mr. Lam

(b)       Changes in Control

We know of no contractual arrangements which may at a subsequent date result in a change of control in the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

An officer of the Company or companies owned by this officer advanced funds to the Company for working capital purposes. At September 30, 2004, the Company owed this officer or his companies $165,343. The advances are non-interest bearing and are payable on demand and are shown as a current liability.

On April 16, 2004, the Company sold its 60% interest in Panyu to Aries Vision Technology Limited ("Aries"), a related party, for approximately $2,580,390. Approximately $2,095,128 is payable to the majority shareholder and the remaining $483,234 to Arran. Loss on disposal amounted to $138,277.

On May 3, 2004, Alpha Century Holdings Limited ("ACH"), a wholly owned subsidiary of Telecom Communications, Inc., (the "Company") entered into the Software ASP Reseller Agreement (the "Agreement") with Taikang Capital Managements Corporation d/b/a Taikang Insurance Agencies Managements in China ("Taikang"). Subsequent to the signing of the Agreement, Taikang became an affiliate of the Company on July 22, 2004, as a result of entering into a stock purchase agreement with the Company.

Grace Motion, Inc. a company in which a director of the Company has a beneficial interest, was paid a consulting fee amounting to US $37,180.

The Company advance $5,327 to a company in which a shareholder of the Company has a beneficial interest. The advances are non-interest bearing and are payable on demand.

A personal guarantee was granted from Mr. Gary Lam for the lease of an automobile for $76,923.

TO BE INPUT

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

     10.1 Standard Office Lease Gross (1)

     10.2 Standard Industrial/Commercial Multi-Tenant Lease (1)

     10.3 Amendment to Lease (1)

     10.4 Consulting Agreement between Telecom Communications Inc. and GreenTree Financial Group, Inc. (1)

     10.5 Inter-Tel.net Agreement (1)

     14   Code of Ethics

     31.1 Certification of CEO pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

     31.2 Certification of CFO pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

     32.1 Certification of CEO pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

     32.2 Certification of CFO pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*


     (1) Incorporated by reference to exhibits filed with our registration statement on form SB-2/A file on 11/28/01.

     (*)  Filed herewith

(b)  Reports on Form 8-K

     Form 8-K dated July 22, 2004;

     Form 8-K dated July 22, 2004;

     Form 8-K dated August 16, 2004;

     Form 8-K dated September 17, 2004; and

     Form 8-K dated October 7, 2004.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed by the Company's auditors for professional services rendered in connection with the audit of the Company's annual consolidated financial statements for fiscal 2004 and 2003 and reviews of the consolidated financial statements included in the Company's Forms 10-KSB for fiscal 2004 and 2003 were approximately $50,000 and $30,000, respectively.

AUDIT-RELATED FEES

The Company's auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees" above.

TAX FEES

The aggregate fees billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for fiscal 2004 and 2003, respectively.

ALL OTHER FEES

The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting, in fiscal 2004 and 2003 were $0 and $0, respectively.

                 TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                    CONTENTS

Report of Independent Registered Public Accounting Firm                F-2

Consolidated Financial Statements:

   Consolidated Balance Sheet                                          F-3

   Consolidated Statements of Operations                               F-4

   Consolidated Statement of Stockholders' Equity (Deficit)            F-5

   Consolidated Statements of Cash Flows                           F-6 to F-7

Notes to Consolidated Financial Statements                         F-8 to F-18

CHILD, SULLIVAN & COMPANY
A PROFESSIONAL CORPORATION OF CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------
1284 W. FLINT MEADOW DR., SUITE D, KAYSVILLE, UT 84037
PHONE: (801) 927-1337  FAX: (801) 927-1344


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Stockholders
Telecom Communications, Inc.

We have audited the accompanying consolidated balance sheet of Telecom Communications Inc. and Subsidiaries as of September 30, 2004, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards as established by the AICPA's Auditing Standards Board and in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Telecom Communications, Inc. and Subsidiaries as of September 30, 2004, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.



Child, Sullivan and Company
Salt Lake City, Utah

                          TELECOM COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                       September 30,
                                                                          2 0 0 4
                                                                          -------
                                     Assets
                                     ------
Current assets
  Cash and cash equivalents                                            $    336,707
  Accounts receivable                                                       568,294
  Due from a related party                                                    5,327
  Prepaid expenses and other current assets                                  94,025
                                                                       ------------

       Total current assets                                               1,004,353

Property, plant and equipment, net                                        2,208,625

                                                                       ------------

       Total assets                                                    $  3,212,978
                                                                       ============

                    Liabilities and Stockholders' Equity
                    ------------------------------------
Current liabilities
  Accounts payable and accrued expenses                                     356,994
  Due to a related party                                                    165,343
                                                                       ------------
       Total current liabilities                                            552,337
                                                                       ------------



Stockholders' equity
  Preferred stock ($.001 Par Value: 20,000,000 Shares Authorized;
    no shares issued and outstanding)                                           -
  Common stock ($.001 Par Value: 80,000,000 Shares Authorized
    60,188,000 shares issued and outstanding)                                60,188
  Additional paid in capital                                             12,039,406
  Accumulated other comprehensive income                                        133
  Accumulated deficit                                                    (9,439,086)
                                                                       ------------

       Total stockholders' equity                                         2,660,641
                                                                       ------------

       Total liabilities and stockholders' equity                      $  3,212,978
                                                                       ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          TELECOM COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     For the Years Ended
                                                        September 30,
                                                        -------------
                                                  2 0 0 4           2 0 0 3
                                                  -------           -------
Net Revenues                                      1,431,473                 -

Cost of sales                                      (685,958)                -
                                              --------------     ------------

Gross profit                                        745,515                 -
                                              -------------      ------------

Operating expenses:
   Selling, general and administrative            2,618,084           488,568
                                              -------------      ------------

(Loss) from operations                           (1,872,569)         (488,568)
                                              --------------     -------------

Other Income (Expense):
   Interest income                                       45                 -
   Other income                                     553,695                 -
   Gain on disposal of a subsidiary                 200,000                 -
   Acquisition costs                             (8,126,917)                -
                                              --------------     ------------

Total Other (Expense)                            (7,373,177)                -
                                              --------------     ------------

(Loss) from continuing operations                (9,245,746)         (488,568)
   before minority interest

Minority interest in income of subsidiary           (35,824)                -
                                              --------------     ------------

(Loss) from continuing operations                (9,281,570)         (488,568)

Income from discontinued operations,
   net of income tax of $89,076                     518,360             40,068

Loss on sale of discontinued operations            (138,277)               --
                                              --------------     ------------


Net Income (Expense)                          $  (8,901,487)     $   (448,500)
                                              ==============     =============
Income per Common Share -
Discontinued Operations                       $        0.01      $          -

Loss per Common Share - Continuing
Operations                                    $       (0.20)     $      (0.01)
                                              --------------     -------------
Total loss per Common Share -
Basic & diluted                               $       (0.19)     $      (0.01)
                                              ==============     =============

Weighted Average Common Share
utstanding -  Basic & diluted                    45,919,882        37,299,000
                                              =============      ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          TELECOM COMMUNICATIONS, INC.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEAR ENDED SEPTEMBER 30, 2003 AND 2004

                                             Common Stock                                                Accumulated
                                            $.001 Par Value    Additional                                  Other          Total
                                            ---------------     Paid In     Comprehensive  Accumulated  Comprehensive  Stockholders'
                                           Number of   Amount   Capital     Income(Loss)     Deficit    Income(Loss)      Equity
                                           ---------   ------   -------     ------------     -------    ------------      ------
                                            Shares
                                            ------
Balance, September 30, 2002               23,800,000   23,800  $     -     $       -       $  (23,800)  $              $       -

  Recapitalization of company             13,499,000   13,499        -                        (65,299)                     (51,800)
  Other comprehensive loss:
  Net loss                                                                     (448,500)     (448,500)                    (448,500)
  Comprehensive income - unrealized loss
    on foreign currency translation                                              (7,166)                     (7,166)        (7,166)
  Total comprehensive loss                      -        -           -         (455,666)         -             -              -
                                          ----------   ------  ----------  ------------    ----------   -----------    -----------

Balance, September 30, 2003               37,299,000   37,299        -                       (537,599)       (7,166)      (507,466)

  Shares issued in acquisition             9,889,000    9,889   8,312,406                                                8,322,295

  Shares issued for services               3,000,000    3,000   1,737,000                                                1,740,000

  Shares Issued for debt conversion        2,500,000    2,500     497,500                                                  500,000

  Shares Issued for software               7,500,000    7,500   1,492,500                                                1,500,000

  Other comprehensive loss:
  Net loss                                                                   (8,901,487)   (8,901,487)                  (8,901,487)
  Comprehensive income - unrealized gain
    on foreign currency translation                                               7,299
  Total comprehensive loss                      -        -           -       (8,894,188)         -            7,299          7,299
                                          ----------   ------  ----------  ------------    ----------   -----------    -----------

Balance, September 30, 2004               60,188,000   60,188  12,039,406                  (9,439,086)          133     2,660,641
                                          ----------   ------  ----------  ------------    ----------   -----------    -----------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          TELECOM COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   For the Year Ended
                                                                      September 30,
                                                                      -------------
                                                                 2 0 0 4       2 0 0 3
                                                                 -------       -------
Cash flows from operating activities
   Net loss                                                    (8,901,487)     (448,500)

Adjustments to reconcile net loss to net cash provided
   by operating activities :
   Depreciation - continuing operations                           262,027       136,863
   Depreciation - discontinued operations                         207,073             -
   Loss on disposal of equipment                                  150,310             -
   Minority interest                                              310,489        37,471
   Acquisition cost                                             8,126,917             -
   Impairment of goodwill                                               -        32,181
   Common Stock issued for services                             1,740,000             -
   Gain on disposal of subsidiary                                (200,000)            -
   Loss on disposal of subsidiary                                 138,277             -

Changes in operating assets and liabilities :
   Accounts receivable                                          1,010,260      (604,390)
   Inventory of real estate held for sale                         (33,965)       (1,551)
   Costs and estimated earnings in excess of billings
   on uncompleted contracts                                    (3,043,649)      309,171
   Retention receivables                                         (669,995)            -
   Due from related party                                          (4,153)      (25,261)
   Prepaid and other current assets                               425,069       (44,658)
   Other assets                                                    11,983       (26,099)
   Accrued payable and accrued expenses                           762,494      (218,482)
   Customer deposits                                              233,351       627,960
   Billings in excess of costs and estimated earnings on           37,740       125,249
   uncompleted contract
                                                              -------------------------
Net cash provided by(used in) operating activities                562,741     (100,046)
                                                              -------------------------

Cash flows from investing activities
   Proceeds from sales of discontinued operations                 200,000             -
   Sales proceeds of disposal of subsidiary net of cash        (1,343,810)            -
   Cash acquired in acquisition                                         -       219,321
   Capital expenditure                                           (636,429)      (59,603)
                                                              -------------------------
Net cash flows provided by (used in) investing activities      (1,780,239)      159,718



              The accompanying notes are an integral part of these
                       consolidated financial statements.




                          TELECOM COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


Cash flows from financing activities
   Due to related party                                            69,117        64,046
   Proceeds from loan payable                                     304,063     1,090,682
   Proceeds from issuance of common stock                          20,000             -
                                                              -------------------------
Net cash flows provided by financing activities:                  393,180     1,154,728

   Effect of exchange rate changes in cash                          5,590       (58,965)
                                                              -------------------------
Net increase (decrease) in cash                                  (818,728)    1,155,435

Cash - beginning of year                                        1,155,435             -
                                                              -------------------------
Cash - end of period                                              336,707     1,155,435
                                                              =========================


Supplemental disclosure of cash flow information:
   Non cash investing and financing activities:
      Common stock issued for acquisition of software         $ 1,500,000   $         -
                                                              =========================
      Common stock issued for recapitalization                $         -   $   217,597
                                                              =========================

Acquisition details:
Fair value of assets acquired                                 $         -   $ 9,743,773
                                                              =========================
Liabilities assumed                                           $         -   $ 9,743,773
                                                              =========================



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          TELECOM COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

1.   BUSINESS DESCRIPTION AND ORGANIZATION

  THE COMPANY
Telecom Communications, Inc. (the "Company" or "Telecom") was incorporated on January 6, 1997 in the State of Indiana under the corporate name MAS Acquisition XXI Corp. Prior to December 21, 2000, the Company was a blank check company seeking a business combination with an unidentified business. On December 21, 2000, the Company acquired Telecom Communications of America, which was a sole proprietorship conducting business as a provider of long distance telephone carriers to individuals. This acquisition gave the Company the ability to provide low cost access to long distance carriers for individuals needing to call Latin and South America. The Company's long distance business operated over the Internet. In addition, the Company also provided various services such as check cashing, money wiring, the sale of bus tokens and passes, and the sale of California lottery tickets. Upon making this acquisition, the Company changed its name to Telecom Communications, Inc.

  ACQUISITION  OF THE  OPERATING  SUBSIDIARY AND THE  SHARE  EXCHANGE
In September 2003, the Company discontinued its above operations and on September 30, 2003, Telecom consummated a Stock Purchase Agreement with Arran Services Limited ("Arran") and its sole shareholder (the "majority shareholder"), for the acquisition of all of the capital stock of Arran, a British Virgin Islands corporation. In exchange for the capital interest, the majority shareholder and his designate received a total of 23.8 million shares of Telecom's common stock, representing approximately 64% of the outstanding shares of Telecom. On the closing of the Stock Purchase Agreement, the majority shareholder was elected chairman and CEO of the Company.

Telecom conducts all of its business in China through Arran's subsidiary IC Star MMS Limited ("IC Star"). IC Star (formerly known as Sino Super Limited) was an 80% owned China-based local information and services affiliate network. Established in December 1991, IC Star links entertainment and lifestyle information to local communities across China.

On March 16, 2004, the Company acquired from Auto Treasure Holdings Limited, an entity 100% owned by the majority shareholder, the remaining 20% interest of IC Star for a consideration of 9,889,000 shares of Telecom common stock and 10,000,000 warrants to purchase 10,000,000 shares of Telecom common stock at $2 per share. As a result, as of March 16, 2004, Telecom owned 100% of IC Star. This transfer was deemed to be a transfer between entities under common control and was therefore recorded on the Company's records at its historical cost basis. In connection with the new issuance of 9,889,000 shares of Telecom common stock and 10,000,000 warrants (expire March 15, 2006), the excess of the purchase consideration of $8,322,295 over the book value of the net assets of $195,378 acquired amounted to $8,126,917 and was recorded in the consolidated

                          TELECOM COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

statement of operations as acquisition expense. On December 15, 2003, the Company formed Alpha Century Holdings Limited ("Alpha") which is a wholly owned subsidiary registered in the British Virgin Islands and was formed for investment holdings. On March 31, 2004, Arran sold its interest in Huiri Electric (Panyu) Limited ("Huiri") to Alpha for approximately $13,000.
Panyu No.6 Construction Company ("Panyu"), was a 60% owned subsidiary located in Guangzhou, China, and its business was an integrated construction company. Panyu is focused on both general construction as well as the construction of network infrastructure for residential, industrial, cultural and commercial building communities. The Company sold Panyu on April 16, 2004 (refer to note 5). For the year ended September 30, 2003, all operating activity and financial results of the Company are related to Panyu. Panyu's operating results for the years ended September 30, 2004 and 2003 are shown as Discontinued Operations.

  CONTROL BY PRINCIPAL STOCKHOLDERS

The directors, executive officers and their affiliates or related parties, own beneficially and in the aggregate, the majority of the voting power of the outstanding shares of the common stock of the Company. Accordingly, the directors, executive officers and their affiliates, if they voted their shares uniformly, would have the ability to control the approval of most corporate actions, including increasing the authorized capital stock of the Company and the dissolution, merger or sale of the Company's assets or business.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The consolidated financial statements of the Company, include the accounts of Telecom, Arran, Alpha, IC Star and Huiri. The consolidated statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All significant intercompany transactions have been eliminated.

The Company has determined Hong Kong dollars to be the functional currency of IC Star, and the People's Republic of China Chinese Yuan Renminbi, to be the functional currency of Panyu. There were no material gains or losses or effect of exchange rate changes on cash recognized as a result of translating foreign currencies to the U.S. dollars due to the stability of the currency. No assurance however, can be given as to the future valuation of the foreign currencies and how further movements in the foreign currencies could affect future earnings of the Company.

The balance sheets of all foreign subsidiaries were translated at period end exchange rates. All of the Company's material long-lived assets are located in

                          TELECOM COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
the People's Republic of China at September 30, 2004. Expenses were translated at exchange rates in effect during the year, substantially the same as the period end rates.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONT'D)

CASH AND CASH EQUIVALENTS

For purpose of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at time of purchase to be cash equivalents.


TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts represents the Company's best estimate of the amount of probable credit losses in the existing accounts receivable balance. The Company determines the allowance for doubtful accounts based upon historical write-off experience and current economic conditions. The Company reviews the adequacy of its allowance for doubtful accounts on a regular basis. Receivable balances past due over 90 days, which exceed a specified dollar amount, are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation is calculated using the straight-line method over the expected useful life of the asset. The Company generally uses the following depreciable lives for its major classifications of property and equipment:

                         DESCRIPTION          USEFUL LIVES
                      -----------------       ------------
                      COMPUTER HARDWARE         3 YEARS
                      COMPUTER SOFTWARE         3 YEARS

                          TELECOM COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONT'D)


IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived tangible assets and definite-lived intangible assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company uses an estimate of undiscounted future net cash flows of the assets over the remaining useful lives in determining whether the carrying value of the assets is recoverable. If the carrying values of the assets exceed the expected future cash flows of the assets, the Company recognizes an impairment loss equal to the difference between the carrying values of the assets and their estimated fair values. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent from other groups of assets. The evaluation of long-lived assets requires the Company to use estimates of future cash flows. However, actual cash flows may differ from the estimated future cash flows used in these impairment tests.


RELATED PARTY AND STOCKHOLDERS' LOANS

The caption "Due to related party" are loans that are unsecured, non-interest bearing and have no fixed terms of repayment, and therefore, are deemed payable on demand.

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

SIGNIFICANT ESTIMATES

Several areas require management's estimates relating to uncertainties for which it is reasonably possible that there will be a material change in the near term. The more significant areas requiring the use of management estimates related to valuation of the useful lives of the Company's equipment and valuation of tax and other contingent liabilities and the valuation of the stock warrants and options issued and outstanding.

                          TELECOM COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONT'D)


LOSS PER SHARE

Basic loss per common share ("LPS") is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are calculated by adjusting the weighted average outstanding shares, assuming conversion of all potentially dilutive stock options.


REVENUE RECOGNITION

The Company recognizes revenue when there is persuasive evidence of an arrangement, delivery has occurred, the fee is fixed or determinable, collectibility is reasonably assured, and there are no substantive performance obligations remaining.

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

The functional currency of the Company's Chinese subsidiary, IC Star, is the Hong Kong dollar (HKD), and for its subsidiary, Panyu No. 6 Construction Company Limited, Chinese Renminbi (RMB), is the local currency. The financial statements of the subsidiaries are translated to United States dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. The cumulative translation adjustment and effect of exchange rate changes for the year ended September 30, 2004 was $7,299.

                          TELECOM COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
COMPREHENSIVE LOSS

Comprehensive loss includes changes to equity accounts that were not the result of transactions with shareholders. Comprehensive loss is comprised of net loss and other comprehensive income and loss items. The Company's comprehensive income and losses generally consist of changes in the fair value of changes in the cumulative foreign currency translation adjustment.

INCOME TAXES

Income taxes are accounted for under the asset and liability method in accordance with SFAS No. 109 "Accounting for Income Taxes". Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
Deferred tax assets are reduced by a valuation allowance to the extent that the recoverability of the asset is not considered to be more likely than not. The Company did not provide any current or deferred income tax provision or benefit for any periods presented to date because it has experienced a net operating loss since inception and other than the net operating loss, has no other deferred tax assets or liabilities.

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

                          TELECOM COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


3. PROPERTY AND EQUIPMENT

Property and equipment, which is located in China, consisted of the following at September 30, 2004:

       Computer hardware                               451,521
       Computer software                             1,980,000
                                                     ---------
                                                     2,431,521
       Less: accumulated depreciation                 (222,896)
                                                     ---------
                                                     2,208,625
                                                     =========


4. RELATED PARTY TRANSACTIONS

An officer of the Company or companies owned by this officer advanced funds to the Company for working capital purposes. At September 30, 2004, the Company owed this officer or his companies $165,343. The advances are non-interest bearing and are payable on demand and are shown as a current liability.
On April 16, 2004, the Company sold its 60% interest in Panyu to Aries Vision Technology Limited ("Aries"), a related party, for approximately $2,580,390. Approximately $2,095,128 is payable to the majority shareholder and the remaining $483,234 to Arran. Loss on disposal amounted to $138,277.
On May 3, 2004, Alpha Century Holdings Limited ("ACH") a wholly owned subsidiary of Telecom Communications, Inc., (the "Company") entered into the Software ASP Reseller Agreement (the "Agreement") with Taikang Capital Managements Corporation d/b/a Taikang Insurance Agencies Managements in China ("Taikang"). Subsequent to the signing of the Agreement, Taikang became an affiliate of the Company on July 22, 2004, as a result of entering into a stock purchase agreement with the Company. Grace Motion, Inc. a company in which a director of the Company has a beneficial interest, was paid a consulting fee amounting to US $37,180.

A personal guarantee was granted from an officer for the lease of an automobile for $76,923.

The Company advanced $5,327 to a company in which a shareholder of the Company has a beneficial interest. The advances are non-interest bearing and are payable on demand.

5. LEASE OBLIGATIONS

Operating Leases

Lessee Costs - In the normal course of business, the Company leases office space and data centers under noncancelable operating lease agreements. The Company

                          TELECOM COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


rents office space, primarily for regional sales administration offices, in commercial office complexes that are conducive to administrative operations. The majority of the Company's data centers are leased in different locations to computer servers storage with hosting and facility services. These operating lease agreements generally contain renewal options that may be exercised at the Company's discretion after the completion of the base rental term. In addition, many of the rental agreements provide for regular increases to the base rental rate at specified intervals, which usually occur on an annual basis. At September 30, 2004, the Company had operating leases that have remaining terms of one year. The following table summarizes the Company's future minimum lease payments under operating lease agreements at September 30, 2004 :


                YEAR ENDED
                SEPTEMBER 30,
                -----------------------------
                2005                  $17,036
                                      =======


The Company recognizes lease expense on a straight-line basis over the life of the lease agreement. Contingent rent expense is recognized as it is incurred. Total rent expense in continuing operations from operating lease agreements was $27,699 and $ 5,400, for fiscal years 2004 and 2003.

6. CONTINGENT LIABILITIES

During the year, the Company was involved in a lawsuitt brought by third parties claiming for unspecified damages for alleged breach of contract and an injunction to restrain them from using items with entertainment content. The Company intends to contest the claims strongly and, while the final outcome of the proceedings is uncertain, it is the management's opinion that the ultimate liability, if any, will not have a material impact upon the Company's financial position. Accordingly, no provision for these claims has been made in the accompanying financial statements.

7. STOCK TRANSACTIONS

On July 22, 2004, the Company entered into a stock purchase agreement (the "Purchase Agreement") with Taikang Capital Managements Company ("Taikang"), under which the Company has agreed to issue and sell to the purchasers in a private placement 7,500,000 shares of the Company's Common Stock, par value

                          TELECOM COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

$.001 per share for an aggregate purchase price of $1,500,000.Simultaneous with this transaction, Taikang converted the $500,000 Convertible Promissory Note into 2,500,000 shares of Common Stock. On April 12, 2004, the Company issued 2,600,000 shares at market price of $.62 to the various employees and consultants resulting in an expense of $1,612,000. On June 17, 2004, the Company issued 400,000 shares at a market price of $.32 to a consultant resulting in an expense of $128,000. Total shares issued for services rendered was 1,740,000.

8. INCOME TAXES

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

There are net operating loss carryforwards allowed under the Hong Kong and China's governments' tax systems. In China, the previous five years net operating losses are allowed to be carried forward five years to offset future taxable income. In Hong Kong, prior years net operating losses can be carried forward indefinitely to offset future taxable income. The Company has available approximately $ 49,037 of unused operating loss carryforwards and based on a 30% tax rate has a deferred tax asset of approximately $14,711. The Company recorded a valuation allowance for the same amount at September 30, 2004.

The company will withhold and pay income taxes on its employees' wages, which funds the Chinese government's sponsored health and retirement programs of all the employees.


9. DISCONTINUED OPERATIONS

During the year, the Company sold the operations of Panyu. Under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the financial results of these operations were classified as discontinued operations in the accompanying consolidated statements of operations, net of tax, in 2004. The net income (loss) from discontinued operations consisted of the following during the year:

                          TELECOM COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


        Total pre-tax profit from discontinued
          operations                                               607,436

        Total income tax provision from discontinued
          operations                                               (89,076)
                                                               -----------
        Income from discontinued operations, net of
          income tax                                           $   518,360
                                                               ===========


10. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This statement applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144. These costs include, but are not limited to, termination benefits provided to current employees that are involuntarily terminated under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or an individual deferred compensation contract, costs to terminate a contract that is not a capital lease and costs to consolidate facilities or relocate employees. This statement does not apply to costs associated with the retirement of a long-lived asset covered by SFAS No. 143, Accounting for Asset Retirement Obligations. This statement was adopted effective January 1, 2004, and it did not have an impact on the Company's current financial position or its results of operations.

On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25. The Company adopted the required disclosure provisions of SFAS No. 148 effective January 1, 2003, and its application did

                          TELECOM COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


not have an impact on the Company's current financial position or its results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires companies to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective beginning with the second quarter of fiscal 2004. This statement was adopted effective January 1, 2004, and it did not have an impact on the Company's current financial position or its results of operations.


11. CAPITAL COMMITMENT

As of the balance sheet date, the Company has a capital commitment on a purchase of motor vehicles for an aggregate purchase price of USD $84,617.


12. SUBSEQUENT EVENTS

On October 7, 2004, Telecom entered into a stock purchase agreement with Taikang, an affiliate of the Company, for the purchase of 10,000,000 shares of the Company's common stock, par value $.001 per share for an aggregate purchase price of $2,000,000.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned and duly authorized on December 29, 2004.

                                       Telecom Communications, Inc..

                                       By: /s/ Shanhe Yang
                                           -------------------------------------
                                           Shanhe Yang
                                           Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                       TELECOM COMMUNICATIONS, INC.

Date: December 29, 2004                By:  /s/ Guosheng Liu
                                            ------------------------------------
                                            Guosheng Liu
                                            Chairman of the Board

Date: December 29, 2004                By:  /s/ Shanhe Yang
                                            ------------------------------------
                                            Shanhe Yang
                                            CEO, and President

Date: December 29, 2004                By:  /s/ Lijian Deng
                                            ------------------------------------
                                            Lijian Deng
                                            Secretary , Treasurer  and Director

Date: December 29, 2004                By:  /s/ Gary Lam
                                            ------------------------------------
                                            Gary Lam
                                            Principal Financial and Accounting
                                            Officer

Date: December 29, 2004                By:  /s/Lirong Liu
                                            ------------------------------------
                                            Lirong Liu
                                            Chief Information Officer and
                                            Director