Form 10QSB
period 2004-12-31
TELECOM COMMUNICATIONS INC
filed 2005-02-01
CIK 1139570

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ____________________

                                   FORM 10-QSB
                              ____________________

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

| |  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

               For the transition period from ________ to ________


                        Commission file number 333-62236

                              ____________________

                          TELECOM COMMUNICATIONS, INC.
        (Exact name of small business issuer as specified in its charter)
                              ____________________

                 INDIANA                                    35-2089848
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                    Identification No.)

             ROOM 1602, 16/F., 5-9 OBSERVATORY COURT, TST, HONG KONG
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                 (852)2782 0983
                            ISSUER'S TELEPHONE NUMBER

              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT)

                              ____________________

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 70,188,000 shares of Common Stock, $.001 Par Value Per Share, outstanding as of January 28, 2005.

Transitional Small Business Disclosure Format (Check One):  Yes | |  No |X|

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----

PART I. FINANCIAL INFORMATION..................................................1

     ITEM 1.  FINANCIAL INFORMATION............................................1

              Condensed Consolidated Balance Sheet as of December 31, 2004.....1

              Condensed Consolidated Statements of Operations for the
                 Three Months Ended December 31, 2004 and 2003.................2

              Condensed Consolidated Statements of Cash Flows for the Three
                 Months Ended December 31, 2004 and 2003.......................4

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
              AND RESULTS OF OPERATIONS........................................7

     ITEM 3.  CONTROLS AND PROCEDURES.........................................14

PART II.  OTHER INFORMATION...................................................14

     ITEM 1.  LEGAL PROCEEDINGS...............................................14

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.......................14

     ITEM 3.  EXHIBITS AND REPORTS ON FORM 8-K................................14

SIGNATURES....................................................................16

                         PART I. FINANCIAL INFORMATION

                  TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

ITEM 1.  FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                      December 31,
                                                                        2 0 0 4
                                                                        -------
                                                                      (Unaudited)
                                                                      -----------
                                   Assets
                                   ------
Current assets
   Cash and cash equivalents                                         $    324,702
   Accounts receivable                                                  1,311,026
   Due from a related party                                                     -
   Prepaid expenses and other current assets                               34,143
                                                                     ------------
      Total current assets                                              1,669,871

Property, plant and equipment, net                                      3,962,810
                                                                     ------------
      Total assets                                                   $  5,632,681
                                                                     ============


                     Liabilities and Stockholders' Equity
                     ------------------------------------
Current liabilities
   Accounts payable and accrued expenses                                  385,971
   Other loan                                                              60,808
   Due to a related party                                                 162,181
                                                                     ------------
      Total current liabilities                                           608,960
                                                                     ------------


Stockholders' equity
   Preferred stock ($.001 Par Value: 20,000,000 Shares Authorized;
      no shares issued and outstanding)                                      -
   Common stock ($.001 Par Value: 80,000,000 Shares Authorized
      70,188,000 shares issued and outstanding)                            70,188
   Additional paid in capital                                          14,029,406
   Accumulated other comprehensive income                                     248
   Accumulated deficit                                                 (9,076,121)
                                                                     -------------
         Total stockholders' equity                                     5,023,721
                                                                     ------------
         Total liabilities and stockholders' equity                  $  5,632,681
                                                                     ============


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                  TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Three Months Ended
                                                     ------------------
                                                        December 31,
                                                        ------------
                                                 2 0 0 4           2 0 0 3
                                                 -------           -------
                                               (Unaudited)       (Unaudited)
                                               -----------       -----------
Net Revenues                                      1,575,338           632,578

Cost of sales                                      (786,557)         (126,516)
                                              -------------     -------------

Gross profit                                        788,781           506,062
                                              -------------     -------------
Operating expenses:
   Selling, general and administrative             (432,968)         (111,442)
                                              -------------     -------------

Income/(Expense) from operations                    355,813           394,620
                                              -------------     -------------

Other Income/(Expense):
   Interest income                                      112                 -
   Other income                                       7,590                 -
   Interest expense                                    (550)              (58)
   Acquisition costs                                      -                 -
                                              -------------     -------------

Total Other Income/(Expense)                          7,152               (58)
                                              -------------     -------------

Income/(Expense) from operations                    362,965           394,562
   before income taxes

Provision for income taxes                               -
                                              -------------     -------------

Income from continuing operations                   362,965           394,562

Income from discontinued operations,                     -            103,030
                                              -------------     -------------

Profit before minority interest                          -            497,592

Minority interest in income of subsidiary                -            (78,912)
                                              -------------     --------------

Net Income                                    $     362,965     $     418,680
                                              =============     =============

Earnings per Common Share -
   Discontinued Operations
Basic & diluted                               $           -     $        0.01
                                              =============     =============

Earnings per Common Share-
   Continuing Operations
Basic & diluted                               $        0.01     $        0.01
                                              =============     =============

Weighted Average Common Share
   outstanding -  Basic & diluted             $  69,629,000     $  37,299,000
                                              =============     =============


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                  TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Three Months Ended
                                                                        December 31,
                                                                        ------------
                                                                  2 0 0 4         2 0 0 3
                                                                  -------         -------
                                                                (Unaudited)     (Unaudited)
                                                               -----------------------------

Net cash provided by/(used in) operating activities                 64,851        (100,046)

Cash flows from investing activities
   Cash acquired in acquisition                                          -         219,321
   Capital expenditure                                             (67,672)        (59,603)
                                                               -----------------------------
Net cash flows (used in)/provided by investing activities          (67,672)        159,718
                                                               -----------------------------

Cash flows from financing activities
   Due to related party                                             (3,162)         64,046
   Repayment of finance lease                                       (6,137)              -
   Proceeds from loan payable                                            -       1,090,682
                                                               -----------------------------
Net cash flows (used by)/provided by financing activities:          (9,299)      1,154,728

    Effect of exchange rate changes in cash                            115         (58,965)
                                                               -----------------------------
Net (decrease)/increase in cash and cash equivalents               (12,005)      1,155,435

Cash and cash equivalents - beginning of period                    336,707               -
                                                               -----------------------------
Cash and cash equivalents - end of period                          324,702       1,155,435
                                                               =============================


Supplemental disclosure of cash flow information:
   Non cash investing and financing activities:
      Common stock issued for acquisition of software            2,000,000               -
                                                               =============================
      Common stock issued for recapitalization                           -         217,597
                                                               =============================

Acquisition details:
Fair value of assets acquired                                            -       9,743,773
                                                               =============================
Liabilities assumed                                                      -       9,743,773
                                                               =============================


          The accompanying notes are an integral part of the condensed consolidated financial statements.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accounts of the Company and all of its subsidiaries are included in the condensed consolidated financial statements. All significant intercompany accounts and transactions are eliminated in consolidation. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ending September 30, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended September 30, 2004.

BUSINESS DESCRIPTION AND ORGANIZATION

THE COMPANY

Telecom Communications, Inc. (the "Company" or "Telecom") was incorporated on January 6, 1997 in the State of Indiana.

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

On March 16, 2004, the Company acquired from Auto Treasure Holdings Limited, an entity 100% owned by the then majority shareholder of the Company, the remaining 20% interest of IC Star together with 100% interest of Huiri Electric (Panyu) Limited ("Huiri") for a consideration of 9,889,000 shares of Telecom common stock and 10,000,000 warrants to purchase 10,000,000 shares of Telecom common stock at $2 per share. As a result, as of March 16, 2004, Telecom owned 100% of IC Star and Huiri. This transfer was deemed to be a transfer between entities under common control and was therefore recorded on the Company's records at its historical cost basis. In connection to the new issuance of 9,889,000 shares of Telecom common stock and 10,000,000 warrants (expire March 15, 2006), the excess of the purchase consideration of $8,322,295 over the book value of the net assets of $195,378 acquired amounted to $8,126,917 and was recorded in the consolidated statement of operations as acquisition expense.

On December 15, 2003, the Company formed Alpha Century Holdings Limited ("Alpha"), which is a wholly owned subsidiary registered in British Virgin Islands and was formed for investment holdings. On March 31, 2004, Arran sold its interest in Huiri to Alpha for approximately $13,000.

In July 2004, Telecom started to conduct its business through Alpha and the principal activity of Alpha was the provision of (i) total solution software with entertainment and lifestyle information and (ii) a mobile message service platform.

Panyu No.6 Construction Company ("Panyu"), was a 60% owned subsidiary located in Guangzhou, China, and its business was an integrated construction company. The Company sold Panyu on April 16, 2004. Panyu's operating results for the three months ended December 31, 2003 are shown as Discontinued Operations in the consolidated statements of income.

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

The Company has determined Hong Kong dollars, to be the functional currency of Arran, Alpha and IC Star and the People's Republic of China Chinese Yuan Renminbi, to be the functional currency of Huiri. There were no material gains or losses or effect of exchange rate changes on cash recognized as a result of translating foreign currencies to the U.S. dollars due to the stability of the currency. No assurance however, can be given as to the future valuation of the foreign currencies and how further movements in the foreign currencies could affect future earnings of the Company.

The balance sheets of all foreign subsidiaries were translated at period end exchange rates. All of the Company's material long-lived assets are located in the People's Republic of China at December 31, 2004. Expenses were translated at exchange rates in effect during the year, substantially the same as the period end rates.

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

SIGNIFICANT ESTIMATES

Several areas require management's estimates relating to uncertainties for which it is reasonably possible that there will be a material change in the near term. The more significant areas requiring the use of management estimates are related to valuation of the useful lives of the Company's equipment and valuation of tax and other contingent liabilities and the valuation of the stock warrants and options issued and outstanding

EARNINGS PER SHARE

Basic earnings per common share ("EPS") is calculated by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are calculated by adjusting the weighted average outstanding shares, assuming conversion of all potentially dilutive stock options.

REVENUE RECOGNITION

The Company recognizes revenue when there is persuasive evidence of an arrangement, delivery has occurred, the fee is fixed or determinable, collectibility is reasonably assured, and there are no substantive performance obligations remaining.

3. RELATED PARTY TRANSACTIONS

An officer of the Company, or companies owned by this officer, advanced funds to the Company for working capital purposes. At December 31, 2004, the Company owed this officer or his companies $162,181. The advances are non-interest bearing and are payable on demand and are shown as a current liability.

Grace Motion, Inc., a company in which a director of the Company has a beneficial interest, was paid a consulting fee amounting to US $11,538.

A personal guarantee was granted by Mr. Gary Lam for the lease of an automobile for $76,923.

4. STOCK TRANSACTIONS

On October 7, 2004, Telecom entered into a stock purchase agreement with Taikang, an affiliate of the Company, for the purchase of 10,000,000 shares of the Company's common stock, par value $.001 per share for an aggregate purchase price of $2,000,000 that was paid to the Company in the form of software.

5. INCOME TAXES

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

There are net operating loss carryforwards allowed China's governments' tax systems. In China, the previous five years net operating losses are allowed to be carried forward five years to offset future taxable income. The Company has available approximately $ 344,968 of unused operating loss carryforwards and based on a 33% tax rate has a deferred tax asset of approximately $113,840. The Company recorded a valuation allowance for the same amount at December 31, 2004.

No provision for Hong Kong profits tax is made as the Company's income is sourced outside Hong Kong.

The company will withhold and pay income taxes on its employees' wages, which funds the Chinese government's sponsored health and retirement programs of all the employees.

6. SUBSEQUENT EVENTS

On January 14, 2005, the Company filed a preliminary proxy statement with the SEC for the following proposals.

Proposal 1 - To consider and approve the reincorporation of the Company in the State of Delaware (the "Reincorporation Proposal") and to adopt a new certificate of incorporation and bylaws as part of the merger. Proposal 1 requires the affirmative vote of a majority of the outstanding shares of Common Stock.

Proposal 2 - To authorize the Board of Directors to amend the Articles of Incorporation (the "Company's Articles") to effectuate a reverse split of the outstanding shares of common stock of the Company on a 2 to 1 basis. If Proposal 2 is approved, a reverse split would be adopted regardless of whether the Reincorporation Proposal is approved. If the Reincorporation Proposal is approved, Proposal 2 will require the affirmative vote of a majority of the outstanding shares of Common Stock. If the Reincorporation Proposal is not approved, Proposal 2 will require the affirmative vote of a majority of votes cast as is required under Indiana law; and

Proposal 3 - To elect directors to serve on the Board of Directors for a term of one year expiring at the 2006 annual meeting of stockholders or until their successors are duly elected. The 5 directors receiving the most number of votes shall be elected.

On January 27, 2005, a written charter of the Audit Committee of the Board of Directors was approved by the full Board.

As set forth in more detail in the charter, the Audit Committee's primary responsibilities fall into three broad categories:

     a. the Committee is charged with monitoring the preparation of quarterly and annual financial reports by our Management, including discussions with our Mangagement and the outside auditors about draft annual financial statements and key accounting and reporting matters;

     b. the Committee is responsible for matters concerning the relationship between us and the outside auditors, including their appointment or removal; reviewing the scope of their audit services and related fees, as well as any other services being provided to us; and determining whether the outside auditors are independent (based in part on the annual letter provided to us pursuant to Independence Standards Board Standard No. 1); and

     c. the Committee oversees Management's implementation of effective systems of internal controls, including review of policies relating to legal and regulatory compliance, ethics and conflicts of interests.

On January 27, 2005, a written charter of the Audit Committee of the Board of Directors was approved by the full Board.

As set forth in more detail in the charter, the Audit Committee's primary responsibilities are as set forth below:

It is the duty of the Compensation Committee to develop, administer and review our compensation plans, programs, and policies; to monitor the performance and compensation of executive officers; and to make appropriate recommendations and reports to the Board of Directors relating to executive compensation.

On January 27, 2005, a written Code of Ethics for Senior Financial Officers was approved by the full Board.

As set forth in more detail in the charter, the Code of Ethics outlines the duties and responsibilities of the Senior Financial Officers, including honest and ethical conduct, filing and maintenance of financial records and periodic reports, and compliance with applicable laws, rules and regulations.

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

The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the financial statements of Telecom Communications, Inc. ("TCOM") for the year ended September 30, 2004 and notes thereto contained in the report on Form 10-KSB as filed with the Securities and Exchange Commission.

OVERVIEW

We are a leading value-added information service provider for China and the global Chinese community. Our specialized product, Total Solutions System, offers integrated communications network solutions and Internet content service in universal voice, video, data, web and mobile communication for interactive media applications, technology and content leaders in interactive multimedia communications. Telecom develops, markets and sells a universal media software solution for enterprise-wide deployment of integrated voice, video, data, web, and mobile communication for media applications. Designed around Telecom's Internet content and database and integrated into the Information Manager System and SMS/MMS Call Center CRM System core software, the Total Solutions application facilitate the collaboration of key business processes such as, corporate and marketing communications, membership distance interactive program, product development, customer relationship management and content management by allowing dispersed enterprise users to collaborate in real time with multimedia message services.

Our business model is built on the integration of strong entertainment & lifestyle content, network database and the application of technology. Network database was established by signing contracts with strategic partners and collected all of their Internet and mobile phone users to be the online/offline members in China. We also established the network database from the construction company that we previously owned, Panyu No. 6 Construction Company Limited ("Panyu"), that provided network construction and general construction to the region. Our content was built through our business alliance in which IC Star MMS Limited (formerly known as Sino Super Ltd.) (http://www.ICSTARMMS.com), one of our subsidiaries and a network services provider based in Hong Kong, links entertainment and lifestyle information to local communities across China. IC Star, which was originally created as the Star SMS /MMS called "My Star Friends" community, was first invented as a SMS/MMS interactive between IC Star and fans of local artists in the world. By integrating the network database and contents into a software that TCOM sources from the market, we can leverage the functions of the software and target it to various industries.

We believe that we are one of the leading Internet and value-added telecommunications services providers specializing on entertainment and lifestyle contents in China. Since the launch of our Total Solutions - Information System and the SMS/MMS CRM in July, we have signed various contracts with clients as a result of increased customer acceptance. We will target the enterprise multimedia communications market in China which we believe has significant growth potential. We have been able to sign three contracts with business partners since October 2004 because our latest products, SEO4Miblie (Search Engine Optimization for mobile phones) and AdMaxB2Search, have proved our strength in innovative and creative value-added service.

We will derive our revenues from the offering of our products Total Solutions System - Information Manager System, SMS/MMS CRM System, SEO4Mobile and AdMaxB2Search. Revenues are derived principally from providing integrated solutions and AdMaxB2Search platform by entering into business contracts with enterprises for a fixed monthly fee. The management of Telecom is especially confident that SEO4Mobile and AdMaxB2Search platform will provide excellent revenue when these two products gain popularity within the mobile phone users.

BUSINESS PARTNERSHIP DEVELOPMENTS

On October 26, 2004, IC Star MMS Limited (http://www.icstarmms.com) has entered into a cooperation with Baidu.com (http://www.baidu.com), the number one Chinese internet search engine. Under the agreement, IC Star MMS will work with Baidu.com to develop Short Messaging Service (SMS), Multimedia Messaging Service
(MMS), and other wireless content such as artist profiles and gaming. Baidu will provide the technical platform and take part in promoting this new operation to its users that have 60 million keyboard resolutions every day.

On November 1, 2004, Telecom reached an agreement with Aries Vision Technology Limited and Gold Swallow Shop Limited to form Animation Studio, a joint venture to create, develop and produce computer generated or flash animated feature films, videos and multimedia content, and to develop and distribute digital videos and other products based on such content. Aries Vision Technology is currently producing an animated feature films to be broadcast on Cartoon Channel in China during the second quarter of 2005. Gold Swallow Shop has invested to develop related software and run a distribution chain of home videos, music and games software in China. Gold Swallow develops home videos and distributes products that ignite customers to become better and more active participants in the China experience. In addition to the joint venture, TCOM will grant a first right for exclusive arrangement wireless value-added service of all products and contents that are developed by the joint venture from time to time.

On November 15, 2004, IC Star MMS Limited (http://www.icstarmms.com), has entered into cooperation with the wireless business division of Beijing eLong Information Techlonogy Limited, a company of eLong Inc. (Nasdaq: LONG) (http://www.elong.com), the leading online travel service provider and community in China. Under the agreement, IC Star MMS will utilize the best of its pool of celebrity and their artistic resources, in conjunction with eLong's development of Short Messaging Service (SMS), Multimedia Messaging Service (MMS) and Coloring Ring Back Tone service. eLong will provide the technical platform and promote these new services to its users.

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

5Wan.com

5wan International concentrates on tens of millions of cell phone users offering the finest in humanization, high technology, and mobile entertainment. They are working hard to provide top level and exciting entertainment services for Chinese mobile users, and provide much better WAP games. In China, 5wan has already launched several WAP games, and achieved great success. Their first release was the first role play WAP game - "SYZF"; 5wan then introduced the release of the first multi-person SMS game - "king of fighter". () 5wan's products and services are based on WAP, SMS, GPRS, Java and MPEG4. Also, 5wan is the first software developer to pass the Ericsson GPRS test. Ericsson (ERICY) has already used 5wan's game software into its application integration, recommended formally by China Mobile (CHL).

3721 Inter China Network Software Co. Ltd

3721 Inter China Network Software Co. Ltd (www.3721.com), which was acquired by Yahoo! Holdings (Hong Kong) Ltd., a wholly owned subsidiary of Yahoo!, Inc. Under the agreements, the partners started to market ICStar MMS's short messages service (SMS), Multimedia Messages Services (MMS), ring tones, broadband to its own multi-millions users . ICStarMMS will provide entertainment information celebrities as its core competency and other wireless contents such as wall paper and gaming. Both companies will work together to provide better customer preferred type of wireless/Internet products and services to lead a new trend of entertainment era in China.

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

Under the agreements, the partners started to market IC Star's and ACH's short messages service (SMS), Multimedia Message Services, ring tones, and broadband to their own multi-millions of users. IC Star will provide entertainment information celebrities as its core competency and other integrated contents. Both companies will work together to provide better customer preferred types of wireless/Internet products and services and to lead a new trend of offering Total Solutions to corporations through wireless and Internet communications in China.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMER 31, 2004 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2003

The following table shows the selected unaudited condensed consolidation income statement data of the Company and its subsidiaries for the three-month period ended December 31, 2004. The data should be read in conjunction with the audited and unaudited Condensed Consolidated Financial Statements of the Company and related notes thereto.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        Three Months Ended
                                                           December 31,
                                                 ---------------------------------
                                                      2004               2003
                                                 --------------     --------------
Net revenues                                     $  1,575,338       $    632,578
Cost of sales                                        (786,557)          (126,516)
                                                 --------------     --------------
Gross profit                                          788,781            506,062
  Operating expenses                                 (432,968)          (111,442)
                                                 --------------     --------------
Income from operations                                355,813            394,620
                                                 --------------     --------------
Other income (expense):
  Interest income                                         112                  -
  Other income                                          7,590                  -
  Gain on disposal of subsidiary                            -                  -
  Interest expense                                       (550)               (58)
  Acquisition costs                                         -                  -
                                                 --------------     --------------
  Total other income/ (expense)                         7,152                (58)
                                                 --------------     --------------
Income from operations before income taxes            362,965            394,562
Provision for income taxes                                  -                  -
                                                 --------------     --------------
Income from continuing operations
   before discontinued operations                     362,965            394,562
Income from discontinued operations                         -            103,030
                                                 --------------     --------------
Profit before minority interest                             -            497,592
Minority interest in income of subsidiary                   -            (78,912)
                                                 --------------     --------------
Net Income/(loss)                                $    362,965       $    418,680
                                                 ==============     ==============
Earnings per common share -
   Discontinued operations
Basic & diluted                                  $          -       $       0.01
                                                 ==============     ==============
Earnings per common share -
   Continued operations
Basic & diluted                                  $       0.01       $       0.01
                                                 ==============     ==============
Weighted average common share Outstanding -
  basic & diluted                                  69,629,000         37,299,000
                                                 --------------     --------------

REVENUES

Revenues recorded at $1,575,338 for the three month period ended December 31, 2004 compared to $632,578 for the same period ended December 31, 2003, an increase of $942,760 reflecting the change of our business model from profit sharing to fixed monthly fee income by contracting with clients. Revenues for the period ended December 31, 2004 were generated from communication services including our products namely Total Solutions and SEO4Mobile.

COSTS AND EXPENSES

Cost of sales was $786,557 for the three month period ended December 31, 2004 or 50% of net revenue compared to $126,516 for the same corresponding period ended December 2003. Cost of sales consists of purchase of various contents and other later stage production from raw contents and costs associated with the performance of our communication services.

For the three months ended December 31, 2004, we incurred operating expenses of $432,968 as compared to $111,442 for the same period at December 31, 2003. The $432,968 of 2004 included general operating expenses of $116,511 or 7.4% of net revenue and depreciation expense of $316,368 or 20.1% of net revenue.

Interest expense was recorded at $550 and interest income was $112 for the three months ended December 2004 representing 0.03% and 0.01% of net revenue respectively.

Other income of $7,590 was recorded as the collection of loan receivable that was originally owed to the Company by the sold subsidiary in November 2003.

OVERALL

We reported net income for the three months ended December 31, 2004 of $362,965. This translates to overall per-share profit of $.01 for the three months ended December 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2004, we had a cash balance of $324,702 held in The People's Republic of China, Hong Kong. We currently have no cash positions in the United States. We have been funding our operations from the receipts from customers.

At December 31, 2004, the Company owed one officer or his companies $162,181. The advances are non-interest bearing and are payable on demand.

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

Net cash provided by operations was $64,851 for the three months ended December 31, 2004. In the future, we may use cash in our operations due to the continuing implementation of our business model and increased expenses from costs associated with being a public company.

Net cash used in investing activities for the three months ended December 31, 2004 was $67,672, all of which was used for capital expenditures.

Net cash required by financing activities was $9,299.

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

PRODUCTS RISK

Our revenue-producing operations are limited and the information available about us makes an evaluation of us difficult. We have conducted limited operations and have little operating history that permits you to evaluate our business and our prospects based on prior performance. You must consider your investment in light of the risks, uncertainties, expenses and difficulties that are usually encountered by companies in their early stages of development, particularly those engaged in international commerce. In addition to competing with other telecommunication and web companies, the Company could have to compete with larger US companies who have greater funds available for expansion, marketing, research and development and the ability to attract more qualified personnel if access is allowed into the PRC market. If US companies do gain access to the PRC markets in general, it may be able to offer products at a lower price. There can be no assurance that the Company will remain competitive should this occur.

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

OUR BUSINESS DEPENDS SIGNIFICANTLY UPON THE PERFORMANCE OF OUR SUBSIDIARIES, WHICH IS UNCERTAIN.

Currently, a majority of our revenues are derived via the operations of our subsidiaries. Economic, governmental, political, industry and internal company factors outside our control affect each of our subsidiaries. If our subsidiaries do not succeed, the value of our assets and the price of our common stock could decline. Some of the material risks relating to our partner companies include:

- our subsidiaries are located in China and have specific risks associated with that; and

- Intensifying competition for our products and services and those of our subsidiaries, which could lead to the failure of some of our subsidiaries

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS




ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On October 7, 2004, Telecom entered into a stock purchase agreement with Taikang Capital Managements Company ("Taikang"), an affiliate of the Company, for the purchase of 10,000,000 shares of the Company's common stock, par value $.001 per share for an aggregate purchase price of $2,000,000. The proceeds were used to purchase an asset in relation to our latest products SEOO4Mobile.

ITEM 3.  EXHIBITS

(A)  EXHIBITS

         EXHIBIT NUMBER
         --------------

               31.1      Rule 13a-14(a)/15d-14(a) Certification (CEO)*
               31.2      Rule 13a-14(a)/15d-14(a) Certification (CFO)*
               32.1      Section 1350 Certification (CEO)*
               32.2      Section 1350 Certification (CFO)*

         *Filed herewith.

(B)  REPORTS ON FORM 8-K

     o    Form 8-K dated July 22, 2004;

     o    Form 8-K dated July 22, 2004;

     o    Form 8-K dated August 16, 2004;

     o    Form 8-K dated September 17, 2004;

     o    Form 8-K dated October 7, 2004;

     o

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 1, 2005                   TELECOM COMMUNICATIONS, INC.

                                         By: /s/ Shanhe Yang
                                             -----------------------------
                                             Shanhe Yang
                                             President and CEO
                                             (Principal Executive Officer)

Date: February 1, 2005                   By: /s/ Gary Lam
                                             -----------------------------
                                             Gary Lam
                                             Principal Financial and
                                               Accounting Officer