Form 10QSB
period 2005-03-31
TELECOM COMMUNICATIONS INC
filed 2005-05-05
CIK 1139570

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
    1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

| | TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT


               For the transition period from ________ to ________


                        Commission file number 333-62236


                          TELECOM COMMUNICATIONS, INC.
        (Exact name of small business issuer as specified in its charter)


         DELAWARE                                             35-2089848
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 70,188,000 shares of Common Stock, $.001 Par Value Per Share, outstanding as of March 31, 2005. Transitional Small Business Disclosure Format (Check One):. Yes |X| No | |

                                TABLE OF CONTENTS


                                                                           PAGE


PART I. FINANCIAL INFORMATION.................................................3

   ITEM 1.  FINANCIAL INFORMATION.............................................3
         Condensed Consolidated Balance Sheet as of March 31, 2005............3
         Condensed Consolidated Statements Of Operations for the Six
         Months and Three Months Ended March 31, 2005 and 2004 ...............4
         Condensed Consolidated Statements Of Cash Flows for the Six
         Months ended March 31, 2005 and 2004.................................5
   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITIONS AND RESULTS OF OPERATIONS.............................13
   ITEM 3.  CONTROLS AND PROCEDURES..........................................21

PART II. OTHER INFORMATION...................................................21

   ITEM 1.  LEGAL PROCEEDINGS................................................21
   ITEM 2.  UNREGISTERED SALES OF EQUITY IN SECURITIES AND USE OF PROCEEDS...21
   ITEM 3.  EXHIBITS AND REPORTS ON FORM 8-K.................................21
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............21


SIGNATURES...................................................................21

                        PART I. FINANCIAL INFORMATION

                  TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES


ITEM 1.  FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEET


                                                                March 31,
                                                                 2 0 0 5
                                                                 -------
                                                               (Unaudited)
                                         Assets
Current assets
     Cash and cash equivalents                              $           42,421
     Accounts receivable - Affiliated                                  400,000
                       -  Others                                     2,359,043
 Prepaid expenses and other current assets                              90,641
                                                          --------------------

           Total current assets                                      2,892,105

Property, plant and equipment, net                                   3,589,408


           Total assets                                   $          6,481,513
                                                          ====================

                                      Liabilities and Stockholders' Equity
Current liabilities
     Accounts payable                                                  566,026
     Accrued expenses                                                   65,800
     Other loan                                                         51,507
     Due to a related party                                            162,181
                                                          --------------------
           Total current liabilities                                   845,514
                                                          --------------------


Stockholders' equity
     Preferred stock ($.001 Par Value: 50,000,000
        Shares Authorized; no shares issued and outstanding)                 -
     Common stock ($.001 Par Value: 300,000,000 Shares
         Authorized 70,188,000 shares issued and
         outstanding)                                                   70,188
Additional paid in capital                                          14,029,406
     Accumulated other comprehensive income                                245
     Accumulated deficit                                            (8,463,840)
                                                          --------------------

           Total stockholders' equity                                5,635,999
                                                          --------------------

           Total liabilities and stockholders' equity     $          6,481,513
                                                          ====================

                  TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     Six Months Ended                     Three Months Ended
                                                          March 31,                            March 31,
                                                     ----------------                     ------------------
                                                2 0 0 5             2 0 0 4            2 0 0 5           2 0 0 4
                                              (Unaudited)         (Unaudited)        (Unaudited)       (Unaudited)

Net Revenues                                   3,464,160             632,578           1,888,822                 -
                                             ------------        ------------        ------------       -----------
Cost of sales                                 (1,595,621)           (126,516)           (809,064)                -
                                             ------------        ------------        ------------       -----------
Gross profit                                   1,868,539             506,062           1,079,758                 -
                                             ------------        ------------        ------------       -----------
Operating expenses:
Selling, general and administrative             (899,802)           (205,393)           (466,834)           (93,951)
                                             ------------        ------------        ------------       -----------
Income/ (Expense) from operations                968,737             300,669             612,924            (93,951)
                                             ------------        ------------        ------------       -----------
Other Income/ (Expense):
Interest income                                      145                   -                  33                 -
Other income                                       7,590                 258                -                   258
Interest expense                                  (1,226)               (544)               (676)              (486)
Acquisition costs                                      -          (8,126,917)               -            (8,126,917)
                                             ------------        ------------        ------------       -----------
Total Other Income/ (Expense)                      6,509          (8,127,203)               (643)        (8,127,145)
                                             ------------        ------------        ------------       -----------
Income/ (Expense) from operations                975,246          (7,826,534)            612,281         (8,221,096)
      before income taxes
                                             ------------        ------------        ------------       -----------
Provision for income taxes                             -                                    -
                                             ------------        ------------        ------------       -----------
Income from continuing operations                975,246          (7,826,534)            612,281         (8,221,096)
                                             ------------        ------------        ------------       -----------
Income from discontinued operations,                   -             703,287                -               600,257
                                             ------------        ------------        ------------       -----------
Profit before minority interest                  975,246          (7,123,247) -                          (7,620,839)
                                             ------------        ------------        ------------       -----------
Minority interest in income of subsidiary              -             (35,798)               -                43,114
                                             ------------        ------------        ------------       -----------
Net Income/ (Loss)                               975,246         $(7,159,045)        $   612,281         (7,577,725)
                                             ------------        ------------        ------------       -----------
Earnings per Common Share -
 Discontinued Operations
Basic & diluted                               $        -         $      0.02         $      -           $      0.02
                                             ------------        ------------        ------------       -----------
Earnings per Common Share-
 Continuing Operations
Basic & diluted                               $     0.01         $     (0.19)        $      0.01        $     (0.19)
                                             ------------        ------------        ------------       -----------
Weighted Average Common Share
outstanding -  Basic & diluted                69,857,000          38,114,000          70,188,000         38,947,000
                                             ------------        ------------        ------------       -----------

The accompanying notes are an integral part of the condensed consolidated financial statements

                  TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                 Six Months Ended
                                                                                    March 31,
                                                                                    ---------
                                                                          2 0 0 5              2 0 0 4
                                                                          -------              -------
                                                                        (Unaudited)          (Unaudited)
                                                                  ---------------------------------------

Net cash (used in) operating activities                                   (208,126)              (27,702)
                                                                  ---------------------------------------

Cash flows from investing activities
   Long term investment                                                    -                     200,000
   Purchase of property and equipment                                   (2,067,672)             (653,664)

                                                                  ---------------------------------------
Net cash flows (used in) investing activities                           (2,067,672)             (453,664)
                                                                  ---------------------------------------

Cash flows from financing activities
   Due to related party                                                     (3,162)               47,545
   Repayment of finance lease                                              (15,438)                   -
   Proceeds from loan payable                                              -                     304,063
   Proceeds from new issuance of common stock                            2,000,000               401,075
   Due to stockholder                                                      -                      48,834

                                                                  ---------------------------------------
Net cash flows provided by financing activities:                         1,981,400               801,517
                                                                  ---------------------------------------

   Effect of exchange rate changes in cash                                     112               (18,403)
                                                                  ---------------------------------------

Net (decrease)/ increase in cash and cash equivalents                     (294,286)              301,748

Cash and cash equivalents - beginning of period                            336,707             1,155,435

Cash and cash equivalents - end of period                                   42,421             1,457,183
                                                                  =======================================


Supplemental disclosure of cash flow information:
   Non cash investing and financing activities:
        Common stock issued for recapitalization                               -                 217,597
                                                                  =======================================

Acquisition details:
Fair value of assets acquired                                                  -               9,743,773
                                                                  =======================================
Liabilities assumed                                                            -               9,743,773
                                                                  =======================================



The accompanying notes are an integral part of the condensed consolidated financial statements

                  TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

                 NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS
                                   (UNAUDITED)


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

1. BUSINESS DESCRIPTION AND ORGANIZATION

THE COMPANY

Telecom Communications, Inc. (the "Company" or "TCOM") was incorporated on January 6, 1997 in the State of Indiana. The Company has changed its state of incorporation from Indiana to Delaware, effected by a merger into a Delaware Corporation with the same name on February 28, 2005. The surviving Delaware company, succeeds to all the rights, properties and assets and assumes all of the liabilities.

On September 30, 2003, TCOM consummated a Stock Purchase Agreement with Arran Services Limited ("Arran") and its sole shareholder (the "majority shareholder"), for the acquisition of all of the capital stock of Arran, a British Virgin Island corporation. In exchange for the capital interest, the majority shareholder and his designate received a total of 23.8 million shares of TCOM's common stock, representing approximately 64% of the outstanding shares of TCOM. On the closing of the Stock Purchase Agreement, the majority shareholder was elected chairman and CEO of the Company.

TCOM conducts all of its business in China through Arran's subsidiary IC Star MMS Limited ("IC Star"). IC Star (formerly known as Sino Super Limited) was an 80% owned China-based local information and services affiliate network. Established in December 1991, IC Star links entertainment and lifestyle information to local communities across China.

On March 16, 2004, the Company acquired from Auto Treasure Holdings Limited, an entity 100% owned by the majority shareholder, the remaining 20% interest of IC Star together with 100% interest of Huiri Electric (Panyu) Limited ("Huiri") for a consideration of 9,889,000 shares of TCOM common stock and 10,000,000 warrants to purchase 10,000,000 shares of TCOM common stock at $2 per share. As a result, as of March 16, 2004, TCOM owned 100% of IC Star and Huiri. This transfer was deemed to be a transfer between entities under common control and was therefore recorded on the Company's records at its historical cost basis. In connection to the new issuance of 9,889,000 shares of TCOM common stock and 10,000,000 warrants (expire March 15, 2006), the excess of the purchase consideration of $8,322,295 over the book value of the net assets of $195,378 acquired amounted to $8,126,917 and was recorded in the consolidated statement of operations as acquisition expense.

On December 15, 2003, the Company formed Alpha Century Holdings Limited ("Alpha") which is a wholly owned subsidiary registered in British Virgin Islands and was formed for investment holdings. On March 31, 2004, Arran sold its interest in Huiri to Alpha for approximately $13,000.

On July 1, 2004, TCOM started to conduct its business through Alpha and its principal activity of Alpha was provision of total solution software with entertainment and lifestyle information and provision of mobile message service platform.

                  TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

                 NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS
                                   (UNAUDITED)


Panyu No.6 Construction Company ("Panyu"), was a 60% owned subsidiary located in Guangzhou, China, and its business was an integrated construction company. The Company sold all its interests in Panyu on April 16, 2004. Panyu's operating results for the six months and three months ended March 31, 2004 are shown as Discontinued Operations in the consolidated statements of income and there was no income from any discontinued operations for the same periods ended March 31, 2005.

On February 21, 2005, the Company formed 3G Dynasty Inc. ("3G Dynasty") which is a wholly owned subsidiary registered in British Virgin Islands and 3G Dynasty offers intermediary services to entertainment, game developers and wireless telecom carriers and serves as the union of its internet content service operations of TCOM.

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The condensed consolidated financial statements of the Company, include the accounts of TCOM and its subsidiaries, namely Arran, Alpha, IC Star, Huiri and 3G Dynasty, together with the accounts of Panyu under Income from discontinued operations in 2004. The consolidated statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All significant intercompany transactions have been eliminated.

The Company has determined Hong Kong dollars to be the functional currency of Arran, Alpha, IC Star and 3G Dynasty, and the People's Republic of China Chinese Yuan Renminbi to be the functional currency of Huiri and Panyu. There were no material gains or losses or effect of exchange rate changes on cash recognized as a result of translating foreign currencies to the U.S. dollars due to the stability of the currency. No assurance however, can be given as to the future valuation of the foreign currencies and how further movements in the foreign currencies could affect future earnings of the Company.

The balance sheets of all foreign subsidiaries were translated at period end exchange rates. All of the Company's material long-lived assets are located in the People's Republic of China at March 31, 2005. Expenses were translated at exchange rates in effect during the year, substantially the same as the period end rates.

RELATED PARTY AND STOCKHOLDERS' LOANS

The caption "Due to related party" are loans that are unsecured, non-interest bearing and have no fixed terms of repayment, and therefore, are deemed payable on demand.

                  TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

                 NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS
                                   (UNAUDITED)


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

Basic earnings per common share ("EPS") is calculated by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are calculated by adjusting the weighted average outstanding shares, assuming conversion of all potentially dilutive instruments.

REVENUE RECOGNITION

The Company recognizes revenue when there is persuasive evidence of an arrangement, delivery has occurred, the fee is fixed or determinable, collectibility is reasonably assured, and there are no substantive performance obligations remaining.

3.       RELATED PARTY TRANSACTIONS

An officer of the Company or companies owned by this officer advanced funds to the Company for working capital purposes. At March 31, 2005, the Company owed this officer or his companies $162,181. The advances are non-interest bearing and are payable on demand and is shown as a current liability.

Grace Motion, Inc. a company in which a director of the Company has a beneficial interest, was paid a consulting fee amounting to $23,077.

A personal guarantee was granted from Mr. Gary Lam for the lease of an automobile for $76,923.

The Company received the income from Taikang Capital Managements Corporation, an affiliate of the Company amounting to $720,000 for the provision of total solution software. The amount due from this affiliated company at March 31, 2005 of $400,000 was classified as Accounts receivable under Current Assets.

                  TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

                 NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS
                                   (UNAUDITED)


4.       STOCK TRANSACTIONS

On February 28, 2005, at the Company's Annual meeting it was resolved that the proposed reverse split of the outstanding shares of common stock of the Company on a 2 to 1 basis was not approved by the shareholders.

On February 28, 2005, as a result of the merger and reincorporation as a Delaware company, the authorized shares of Common Stock and par value of the Company was increased from 80,000,000 at $0.001 to 300,000,000 at $0.001 while the authorized shares of Preferred Stock and par value of the Company was increased from 20,000,000 at $0.001 to 50,000,000 at $0.001.

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

There are net operating loss carryforwards allowed China's governments' tax systems. In China, the previous five years net operating losses are allowed to be carried forward five years to offset future taxable income. The Company has available approximately $ 363,604 of unused operating loss carryforwards and based on a 33% tax rate has a deferred tax asset of approximately $119,989. The Company recorded a valuation allowance for the same amount at March 31, 2005.

No provision for Hong Kong profits tax is made as the Company's income is sourced outside Hong Kong.

The company will withhold and pay income taxes on its employees' wages, which funds the Chinese government's sponsored health and retirement programs of all the employees.

6.       CAPITAL COMMITMENT

At of the balance sheet date, the Company had commitment on a payment for a ASP master license of IBS v4.1 Enterprise suite with World-East Corporation Limited, an affiliate of the Company, for an aggregate amount of $500,000. The license is a two-year term and is paid by 2 installments of $250,000 per year. The Company paid a deposit of $50,000 and will pay the remaining part of the first installment when the specification of IBS v4.1 is satisfied by the Company.

The Company had another commitment on a payment for database of movie stars and singers content with a company for an aggregate amount of $550,000

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

Prospective shareholders should understand that several factors govern whether any forward-looking statement contained herein will be or can be achieved. Any one of those factors could cause actual results to differ materially from those projected herein. These forward-looking statements include plans and objectives of management for future operations, including plans and objectives relating to the products and the future economic performance of the Company. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, future business decisions, and the time and money required to successfully complete development projects, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of those assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in any of the forward-looking statements contained herein will be realized. Based on actual experience and business development, the Company may alter its marketing, capital expenditure plans or other budgets, which may in turn affect the results of operations. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of any such statement should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the financial statements of Telecom Communications, Inc. ("TCOM") for the year ended September 30, 2004 and notes thereto contained in the report on Form 10-KSB as filed with the Securities and Exchange Commission.

OVERVIEW

We conducted our business in Asia via our wholly owned subsidiaries, Alpha Century Holdings Limited, Huiri Electric (PY) Limited, Arran Services Limited, IC Star MMS, Limited (http://www.ICStarMMS.com) and 3G Dynasty Inc. We have an opportunity to become the leading value-added information service provider for China and the global Chinese community. Our products include Total Solutions System, CRM System, SEO4Mobile and AdMaxB2Search.

About Total Solutions System - SMS/MMS Call Center & CRM System

Our specialized product Total Solutions System offers integrated communications network solutions and Internet content service in universal voice, video, data, web and mobile communication for interactive media applications, technology and content leaders in interactive multimedia communications. TCOM develops markets and sells a universal media software solution for enterprise-wide deployment of integrated voice, video, data, web, and mobile communication for media applications. Designed around TCOM's Internet content and database and integrated into the Information Manager System and SMS/MMS Call Center CRM System core software, the Total Solutions application facilitates the collaboration of key business processes such as, corporate and marketing communications, membership distance interactive program, product development, customer relationship management and content management by allowing dispersed enterprise users to collaborate in real time with multimedia message services.

Our business model is built on the integration of strong entertainment & lifestyle content, network database and the application of technology. Network database was established by signing contracts with strategic partners and collected all of their Internet and mobile phone users to be the online/offline members in China. We also established the network database from the construction company that we previously owned, Panyu No. 6 Construction Company Limited ("Panyu") that provided network construction and general construction to the region. Our content was built through our business alliance in which IC Star MMS Limited (formerly known as Sino Super Ltd.) (http://www.ICSTARMMS.com), one of our subsidiaries and a network services provider based in Hong Kong, links entertainment and lifestyle information to local communities across China. IC Star, which was originally created as the Star SMS /MMS called "My Star Friends" community, was first invented as a SMS/MMS interactive between IC Star and fans of local artists in the world. By integrating the network database and contents into a software that TCOM sources from the market, we can leverage the functions of the software and target it to various industries.

We believe that we are one of the leading Internet and value-added telecommunications services providers specialized on entertainment and lifestyle contents in China. Since the launch of our Total Solutions - Information System and the SMS/MMS CRM in July 2004, we have signed various contracts with clients which showed customer acceptance. It proved that our expectation on the reception of the integrated Internet and value-added telecommunication service is on the right track. For instance, the CRM virtual call center through ASP licensees and business customers which is part of our product namely Total Solutions has added 114 stations to bring a total business customer and virtual call center stations to 217 as at March 31, 2005. We will target the enterprise multimedia communications market in China which we believe there is a significant growth potential.

ABOUT SEO4MOBILE

SEO4Mobile (Search Engine Optimization for mobile phones) (http://www.seo4mobile.com) is the original unique new service solution creation by Alpha Century Holdings Limited, a wholly-owned subsidiary of Telecom Communications, Inc. (OTC Bulletin Board: TCOM). SEO4Mobile -- Search Engine Optimizer for mobile phones via text messages (SMS) and multimedia message services (MMS), offers wireless mobile phone value-added service providers the ability to use a short message service (SMS) search implementation for their users. Mobile phone users who enter a relevant keyword or keyword phrase, along with a geographic identifier, can send searches in via an SMS to a service code. The search results will be received by a multimedia message service (MMS) and within 5 minutes Search Engine Optimization processes the search through the Internet. Many searchers don't realize that within an SMS search query they can add in a geographic identifier. By specifically laying out a separate search SMS for the geographic portion, SEO4Mobile helps structure the search in a simple and efficient way for the searcher. Now, SEO4Mobile has selected by such service providers (SP) of China Mobile and China Unicom.

Both SEO4Mobile and AdMaxB2Search has proved our strength in innovative and creative value-added service that three contracts have been signed with business partners since October 2004. For the quarter ended March 31, 2005, SEO4Mobile has added 621 digital publishers (web and wireless communications) to bring a total of 739 SEO4Mobile advertising in service.

We will derive our revenues from the offering of our products Total Solutions System - Information Manager System, SMS/MMS CRM System, SEO4Mobile and AdMaxB2Search. Revenues are derived principally from providing integrated solutions and AdMaxB2Search platform by entering into business contract with enterprises for a fixed monthly fee. The management of TCOM is especially confident that SEO4Mobile and AdMaxB2Search platform will provide excellent revenue when these two products gain popularity within the mobile phone users. In fact, SEO4Mobile is a cutting edge technology designed to integrate the Internet with mobile phones using search engine technology and a pay per click business model. We will target the 300 million mobile phone users as well as the 111 million Internet users in China. According to the Ministry of Information, China's Internet users are about 8.5% of its population, which is way behind the 60% Internet users in the U.S.

3G DYNASTY INC.

On February 2005, we established 3G Dynasty Inc. for the preparation of the Third Generation mobile system. 3G Dynasty will be responsible for sales of IC Star MMS products, and will focus on entertainment content for 3G mobile and Internet use. This new company will also benefit from an affiliation with Macau Duplicate Plays Limited (a travel entertainment company), and Animation Studio (a developing stage CGI motion producer in China). 3G Dynasty emulates IC Star MMS's very successful business model of a comprehensive services platform and co-sourcing approach that seeks to redefine the intermediary role.

TCOM has continually worked to establish a system that can quickly and accurately respond to the market, as well as raise shareholder value by strengthening the development and competitiveness of each business. As part of this strategy, TCOM has been implementing the integration of development, production and sales of each business within the Company.

TCOM has determined that a huge positive impact will be realized from integrating the functions of the various contracted operations lines of business and that as a result, 3G Dynasty Inc. will become more competitive and synergies will be realized between its marketing, product development and sales organizations. It is also projected that as more resources of the Company are built up, the strategic alliance structured, the overall efficiency of Group management will improve, providing even greater shareholder value.

In a country with enormous mobile phone usage already, the growth opportunities remain tremendous. China has more than 1 billion people and mobile services will remain a strong area of growth. Entertainment content for these mobile devices is in high demand and 3G Dynasty hopes to become the dominant player within this space.

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

RESULTS OF OPERATIONS

The following table shows the financial data of the unaudited condensed consolidated statements of operations of the Company and its subsidiaries for the six-month period and three-month period ended March 31, 2005 and 2004. The data should be read in conjunction with the audited and unaudited condensed consolidated financial statements of the Company and related notes thereto.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                Six Months Ended                              Three Months Ended
                                                    March 31,                                      March 31,
                                          2 0 0 5                2 0 0 4                 2 0 0 5                2 0 0 4
                                          -------                -------                 -------                -------
                                        (Unaudited)            (Unaudited)             (Unaudited)            (Unaudited)




Net Revenues                             3,464,160                632,578               1,888,822                    -

Cost of sales                           (1,595,621)              (126,516)               (809,064)                   -
                                      -------------          -------------           -------------          -------------
Gross profit                             1,868,539                506,062               1,079,758                    -
                                      -------------          -------------           -------------          -------------
Operating expenses:
Selling, general and administrative       (899,802)              (205,393)               (466,834)               (93,951)
                                      -------------          -------------           -------------          -------------
Income/ (Expense) from operations          968,737                300,669                  12,924                (93,951)
                                      -------------          -------------           -------------          -------------
Other Income/ (Expense):
Interest income                                145                    -                        33                    -
Other income                                 7,590                    258                      -                     258
Interest expense                            (1,226)                  (544)                   (676)                  (486)
Acquisition costs                              -               (8,126,917)                     -              (8,126,917)
                                      -------------          -------------           -------------          -------------
Total Other Income/ (Expense)                6,509             (8,127,203)                   (643)            (8,127,145)
                                      -------------          -------------           -------------          -------------
Income/ (Expense) from operations          975,246             (7,826,534)                612,281             (8,221,096)
      before income taxes
Provision for income taxes                     -                                               -
                                      -------------          -------------           -------------          -------------
Income from continuing operations          975,246             (7,826,534)                612,281             (8,221,096)
                                      -------------          -------------           -------------          -------------
Income from discontinued operations,           -                  703,287                      -                 600,257
                                      -------------          -------------           -------------          -------------
Profit before minority interest            975,246             (7,123,247)                     -              (7,620,839)
                                      -------------          -------------           -------------          -------------
Minority interest in income of
   subsidiary                                  -                  (35,798)                     -                  43,114
                                      -------------          -------------           -------------          -------------
Net Income/ (Loss)                    $    975,246           $ (7,159,045)           $    612,281           $ (7,577,725)
                                      -------------          -------------           -------------          -------------
Earnings per Common Share -
    Discontinued Operations
Basic & diluted                       $        -             $       0.02            $         -            $       0.02
                                      -------------          -------------           -------------          -------------
Earnings per Common Share-
     Continuing Operations
Basic & diluted                       $       0.01           $      (0.19)           $       0.01           $      (0.19)
                                      -------------          -------------           -------------          -------------
Weighted Average Common Share
outstanding -  Basic & diluted          69,857,000             38,114,000              70,188,000             38,947,000
                                      -------------          -------------           -------------          -------------

SIX-MONTH PERIOD ENDED MARCH 31, 2005 COMPARED TO SIX-MONTH ENDED MARCH 31, 2004

REVENUES

Revenues recorded at $3,464,160 for the six months period ended March 31, 2005 compared to $632,578 for the same period ended March 31, 2004, an increase of $2,831,582 reflecting the change of our income business model from profit sharing to fixed monthly fee income by contracting with clients. Revenues by different products for the six months ended March 31, 2005 and 2004 are as follows:

                                             Six Months Ended
                                                March 31,
                                       2 0 0 5                 2 0 0 4
                                       -------                 -------
   By Products:                      (Unaudited)             (Unaudited)
                                     -----------             -----------

   Total Solution Software                1,591,860                     -
   CRM System                                                           -
                                            280,800
   SEO4Mobile                             1,580,000                     -
   Others                                    11,500               632,578
                                 ------------------    ------------------

   Total Revenue                          3,464,160               632,578
                                 ------------------    ------------------


During the six months ended March 31, 2005, sales of the Total Solution System to Taikang Capital Managements Corporation, an affiliate of the Company, amounting to $720,000 were classified as Related Party Transactions and the amount due from this affiliated company at March 31, 2005 of $400,000 was classified as Accounts receivable under Current Assets.

COSTS AND EXPENSES

Cost of sales was $1,595,621 for the six months period ended March 31, 2005 or 46% of net revenue compared to $126,516 for the same corresponding period ended March 31, 2004. Cost of sales consists of purchase of various contents and other later stage production from raw contents and costs associated with the performance of our communication services. Cost of sales by different products for the six months ended March 31, 2005 and 2004 are as follows:


                                           Six Months Ended
                                              March 31,

                                    2 0 0 5               2 0 0 4
                                    -------               -------
By Products:                      (Unaudited)           (Unaudited)
                                  -----------           -----------
Total Solution Software               799,260                     -
CRM System                            126,000                     -
SEO4Mobile                            544,750                     -
Others                                125,610               126,516
                              ------------------    ------------------

Total Cost of Sales                 1,595,620               126,516
                              ------------------    ------------------


For the six months ended March 31, 2005, we incurred operating expenses of $899,802 as compared to $205,393 for the same period at March 31, 2004. The $899,802 of 2005 included general operating expenses of $209,944 or 6.1% of net revenue and a depreciation expense of $689,858 or 19.9% of net revenue.

Interest expense was recorded at $1,226 and interest income was $145 for the six months ended March 31 2005 representing 0.04% and 0.01% of net revenue respectively.

Other income of $7,590 was recorded as the collection of loan receivable that was originally owed to the Company by the sold subsidiary in November 2003.

DISCONTINUED OPERATIONS

The Company sold it operations in Panyu on April 16, 2004. Under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the financial results of these operations were classified as discontinued operations in the accompanying condensed consolidated statements of operations, net of tax, in 2004. The net income from discontinued operations was $703,287.

THREE-MONTH PERIOD ENDED MARCH 31, 2005 COMPARED TO THREE-MONTH ENDED MARCH 31, 2004

REVENUES

Revenues recorded at $1,888,822 for the three months period ended March 31, 2005 while no revenue was recorded for the same period ended March 31, 2004. The unavailable telecommunication related revenue for the three months ended March 31, 2004 was mainly because of our shift of business model which took time to re-negotiate and to resource appropriate software to fit into our fixed monthly income business model. Revenues by different products for the three months ended March 31, 2005 and 2004 are as follows:

                                           Three Months Ended
                                               March 31,
                                      2 0 0 5               2 0 0 4
                                      -------               -------
By Products:                        (Unaudited)           (Unaudited)
                                    -----------           -----------

Total Solution Software                  795,930                   -
CRM System                                                         -
                                         140,400
SEO4Mobile                               948,000                   -
Others                                     4,492                   -
                              ------------------    ------------------

Total Cost of sales                    1,888,822                   -
                              ------------------    ------------------


During the three months ended March 31, 2005, sales of the Total Solution System to Taikang Capital Managements Corporation, an affiliate of the Company amounting to $360,000 were classified as Related Party Transactions.

COSTS AND EXPENSES

Cost of sales was $809,064 for the three months period ended March 31, 2005 or 43% of net revenue Cost of sales consists of purchase of various contents and other later stage production from raw contents and costs associated with the performance of our communication services.

Revenues by different products for the three months ended March 31, 2005 and 2004 are as follows:

                                            Three Months Ended
                                                March 31,
                                    2 0 0 5              2 0 0 4
                                    -------              -------
By Products:                      (Unaudited)          (Unaudited)
                                  -----------          -----------

Total Solution Software                 399,630                 -
CRM System                               63,000                 -
SEO4Mobile                              219,000                 -
Others                                  127,434                 -
                              ------------------    ------------------

Total cost of sales                     809,064                     -
                              ------------------    ------------------


For the three months ended March 31, 2005, we incurred operating expenses of $466,834 as compared to $93,951 for the same period at March 31, 2004. The $466,834 of 2005 included general operating expenses of $93,433 or 5% of net revenue and a depreciation expense of $373,401 or 19.8% of net revenue.

Interest expense was recorded at $676 and interest income was $33 for the three months ended March 31, 2005 representing 0.04% and 0.01% of net revenue respectively.

DISCONTINUED OPERATIONS

Income from discontinued operations for the three months ended March 31, 2004 of $600,257 was the net income of Panyu which was sold on April 16, 2004 and there was no income from discontinued operations for the same period ended March 31, 2005.

OVERALL

We reported net income for the six months ended March 31, 2005 of $975,246. This translates to overall per-share profit of $.01 for the six months ended March 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our currently-available working capital, after receiving the aggregate proceeds of our capital raising activities in the first quarter of fiscal 2005, should be adequate to sustain our operations through the end of fiscal year 2005,

As of March 31, 2005, we had a cash balance of $42,421 held in The People's Republic of China ("PRC"), Hong Kong. We currently have no cash positions in the United States. We have been funding our operations from the receipts from customers.

As of March 31, 2005, the Company owed one officer or his companies $162,181. The advances are non-interest bearing and are payable on demand.

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

Net cash used in operations for the six months ended March 31, 2005 was $208,126. During the period, accounts receivable increased by $2,190,749, which is due to the increase in sales and the terms for accounts receivable are 90 days and therefore, the Company does not have a lot of cash at March 31, 2005. In the future, we may use cash in our operations due to the continuing implementation of our business model and increased expenses from costs associated with being a public company.

Net cash used in investing activities for the six months ended March 31, 2005 was $2,067,672 which was used for capital expenditure on acquisition of software of SEO4Mobile.

Net cash used in financing activities for the six months ended March 31, 2005 was $1,981,399. It represented an repayment to a related party of $3,162, repayment of finance lease of $15,439 and the issuance of 10,000,000 shares of the Company's common stock, par value $.001 per share for an aggregate purchase price of $2,000,000, which was used for acquisition of the capital expenditure during the period.

Our future growth is dependent on our ability to raise capital for expansion, and to seek additional revenue sources. If we decide to pursue any acquisition opportunities or other expansion opportunities, we may need to raise additional capital, although there can be no assurance such capital-raising activities would be successful.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements, including the following:

o valuation of accounts receivable and contingent liabilities

Management relies on historical experience, legal advice and on assumptions believed to be reasonable under the circumstances in making its judgment and estimates. Actual results could differ materially from those estimates.

OFF-BALANCE SHEET ARRANGEMENTS

We have an off-balance sheet arrangement or commitment that will have a current effect on our financial condition and changes in financial condition in 2005.

At the balance sheet date, the Company had commitment on a payment for a ASP master license of IBS v4.1 Enterprise suite with World-East Corporation Limited, an affiliate of the Company, for an aggregate amount of $500,000. The license is a two-year term and is paid by 2 installments of $250,000 per year. The Company paid a deposit of $50,000 and will pay the remaining part of the first installment when the specification of IBS v4.1 is satisfied by the Company.

The Company had another commitment on a payment for database of movie stars and singers content with a company for an aggregate amount of $550,000

RISK FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

You should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are the material risks that apply to our business, operations, financial condition and prospects.

OPERATING RISK

Currently, the Company's revenues are primarily derived from the reselling of software to enterprises, large corporations, and the academic sector, as well as telecom-related services to customers in the Peoples Republic of China. The Company hopes to expand its operations to countries outside the PRC, however, such expansion has not been commenced and there are no assurances that the Company will be able to achieve such an expansion successfully. Therefore, a downturn or stagnation in the economic environment of the PRC could have a material adverse effect on the Company's financial condition.

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

OUR BUSINESS DEPENDS SIGNIFICANTLY UPON THE PERFORMANCE OF OUR SUBSIDIARIES, WHICH IS UNCERTAIN.

Currently, a majority of our revenues are derived via the operations of our subsidiaries. Economic, governmental, political, industry and internal company factors outside our control affect each of our subsidiaries. If our subsidiaries do not succeed, the value of our assets and the price of our common stock could decline. Some of the material risks relating to our partner companies include:

o our subsidiaries are located in China and have specific risks associated with that;

o Intensifying competition for our products and services and those of our subsidiaries, which could lead to the failure of some of our subsidiaries

A VISIBLE TRADING MARKET FOR OUR COMMON STOCK MAY NOT DEVELOP

Our common stock is currently traded on the Over-the-Counter Bulletin Board under the symbol "TCOM". The quotation of our common stock on the OTCBB does not assure that a meaningful, consistent and liquid trading market currently exists. We cannot predict whether a more active market for our common stock will develop in the future. In the absence of an active trading market:

o investors may have difficulty buying and selling or obtaining market quotations;

o    market visibility for our common stock may be limited; and

o a lack of visibility for our common stock may have a depressive effect on the market price for our common stock.

Our stock is a penny stock and there are significant risks related to buying and owning penny stocks.

Rule 15g-9 under the Securities Exchange Act of 1934 imposes additional sales practice requirements on broker-dealers that sell non-Nasdaq listed securities except in transactions exempted by the rule, including transactions meeting the requirements of Rule 506 of Regulation D under the Securities Act and transactions in which the purchaser is an institutional accredited investor (as defined) or an established customer (as defined) of the broker or dealer. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, this rule may adversely affect the ability of broker-dealers to sell our securities and may adversely affect your ability to sell any of the securities you own.

The Securities and Exchange Commission regulations define a "penny stock" to be any non-Nasdaq equity security that has a market price (as defined in the regulations) of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to some exceptions. For any transaction by a broker-dealer involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Our market liquidity could be severely adversely affected by these rules on penny stocks.

Our largest target market is in China and there are several significant risks relating to conducting operations in China.

Our largest target market is in China. Therefore, our business, financial condition and results of operations are to a significant degree subject to economic, political and social events in China.

Governmental policies in China could impact our business.

Since 1978, China's government has been and is expected to continue reforming its economic and political systems. These reforms have resulted in and are expected to continue to result in significant economic and social development in China. Many of the reforms are unprecedented or experimental and may be subject to change or readjustment due to a number of political, economic and social factors. We believe that the basic principles underlying the political and economic reforms will continue to be implemented and provide the framework for China's political and economic system. New reforms or the readjustment of previously implemented reforms could have a significant negative effect on our operations. Changes in China's political, economic and social conditions and governmental policies which could have a substantial impact on our business include:

o new laws and regulations or new interpretations of those laws and regulations;

o    the introduction of measures to control inflation or stimulate growth;

o    changes in the rate or method of taxation;

o the imposition of additional restrictions on currency conversion and remittances abroad; and

o    any actions which limit our ability to conduct lottery operations in China.

Economic policies in China could negatively impact our business.

The economy of China differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development in various respects, such as structure, government involvement, level of development, growth rate, capital reinvestment, allocation of resources, self-sufficiency, rate of inflation and balance of payments position. In the past, the economy of China has been primarily a planned economy subject to one- and five-year state plans adopted by central government authorities and largely implemented by provincial and local authorities. These plans set production and development targets.

Since 1978, increasing emphasis had been placed on decentralization and the utilization of market forces in the development of China's economy. Economic reform measures adopted by China's government may be inconsistent or ineffectual, and we may not in all cases be able to capitalize on any reforms. Further, these measures may be adjusted or modified in ways that could result in economic liberalization measures that are inconsistent from time to time, from industry to industry or across different regions of the country. China's economy has experienced significant growth in the past decade. This growth, however, has been accompanied by imbalances in China's economy and has resulted in significant fluctuations in general price levels, including periods of inflation. China's government has implemented policies from time to time to increase or restrain the rate of economic growth, control periods of inflation or otherwise regulate economic expansion. While we may be able to benefit from the effects of some of these policies, these policies and other measures taken by China's government to regulate the economy could also have a significant negative impact on economic conditions in China with a resulting negative impact on our business.

China's entry into the WTO creates uncertainty.

China formally became the 143rd member of the World Trade Organization (WTO), the multilateral trade body, on December 11, 2001. Entry into the WTO will require China to further reduce tariffs and eliminate other trade restrictions. While China's entry into the WTO and the related relaxation of trade restrictions may lead to increased foreign investment, it may also lead to increased competition in China's markets from international companies. The impact of China's entry into the WTO on China's economy and our business is uncertain.

Uncertainty relating to China's legal system could negatively affect us.

China has a civil law legal system. Decided court cases do not have binding legal effect on future decisions. Since 1979, many new laws and regulations covering general economic matters have been promulgated in China. Despite this activity to develop the legal system, China's system of laws is not yet complete. Even where adequate law exists in China, enforcement of contracts based on existing law may be uncertain and sporadic and it may be difficult to obtain swift and equitable enforcement, or to obtain enforcement of a judgment by a court of another jurisdiction. The relative inexperience of China's judiciary in many cases creates additional uncertainty as to the outcome of any litigation. Further, interpretation of statutes and regulations may be subject to government policies reflecting domestic political changes.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

NONE

ITEM 2.  UNREGISTRED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 7, 2004, TCOM entered into a stock purchase agreement with Taikang Capital Managements Company ("Taikang"), an affiliate of the Company, for the purchase of 10,000,000 shares of the Company's common stock, par value $.001 per share for an aggregate purchase price of $2,000,000. The proceeds were used to purchase an asset in relation to our latest products SEO4Mobile.

ITEM 3.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

         EXHIBIT NUMBER

                  31.1     Rule 13a-14(a)/15d-14(a) Certification (CEO)*
                  31.2     Rule 13a-14(a)/15d-14(a) Certification (CFO)*
                  32.1     Section 1350 Certification (CEO)*
                  32.2     Section 1350 Certification (CFO)*

         *Filed herewith.

(B)      REPORTS ON FORM 8-K

o    Form 8-K dated July 22, 2004;

o    Form 8-K dated July 22, 2004;

o    Form 8-K dated August 16, 2004;

o    Form 8-K dated September 17, 2004;

o    Form 8-K dated October 7, 2004.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 28, 2005, a proposal on the adoption of "2005 Stock Award Plan" for the company was raised and was approved by the majority shareholders at the Annual Meeting of Shareholders.

On February 28, 2005, at the Company's Annual meeting it was resolved that the proposed reverse split of the outstanding shares of common stock of the Company on a 2 to 1 basis was not approved by the shareholders.

On April 15, 2005, Mr. Shanhe Yang resigned as President and CEO of the Company and Mr. Tim T. Chen was appointed as President and CEO of the Company.

On April 27, the Company appointed Mr. Junting Lu as Senior Vice President of Corporate Development.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 3, 2005                           TELECOM COMMUNICATIONS, INC.


                                      By:      /s/Tim T. Chen
                                             ---------------------------------
                                               Tim T. Chen
                                               Director and CEO
                                               (Principal Executive Officer)


Date:  May 3, 2005                    By:      /s/Gary Lam
                                             ---------------------------------
                                               Gary Lam
                                               Principal Financial and
                                               Accounting Officer