Form 10QSB
period 2005-06-30
TELECOM COMMUNICATIONS INC
filed 2005-08-15
CIK 1139570

$U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ________ to ________

Commission file number 333-62236

TELECOM COMMUNICATIONS, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	35-2089848
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suites 2412-13, Shell Tower, Times Square, 1 Matheson Street, Causeway Bay, Hong Kong (Address of principal executive offices)

(852)2782 0983 Issuer’s telephone number

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 73,688,000 shares of Common Stock, $.001 Par Value Per Share, outstanding as of June 30, 2005.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

PART I. FINANCIAL INFORMATION

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

ITEM 1.	FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEET

June 30,
2 0 0 5
(Unaudited)
Assets
Current assets
Cash and cash equivalents	$249,253
Accounts receivable - Affiliate	700,000
- Others	4,015,489
Prepaid expenses and other current assets	82,690

Total current assets	5,047,432

Property, plant and equipment, net	3,764,304

Total assets	$8,811,736

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	994,252
Accrued expenses	51,194
Due to a stockholder	86,051
Due to a related company	18,690
Total current liabilities	1,150,187

Commitments and contingencies (refer to note 8)

Stockholders' equity
Preferred stock ($.001 Par Value: 50,000,000 Shares Authorized;	-
no shares issued and outstanding)
Common stock ($.001 Par Value: 300,000,000 Shares Authorized
73,688,000 shares issued and outstanding)	73,688
Additional paid in capital	15,075,906
Accumulated other comprehensive income	249
Accumulated deficit	(7,488,294)

Total stockholders’ equity	7,661,549

Total liabilities and stockholders' equity	$8,811,736

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2 0 0 5	2 0 0 4	2 0 0 5	2 0 0 4
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net Revenues	6,301,132	838,008	2,848,472	205,447

Cost of sales	(3,988,038)	(126,417)	(1,726,328)	-

Gross profit	2,313,094	711,591	1,122,144	205,447
Operating expenses:
Selling, general and administrative	(390,896)	(2,136,974)	(191,624)	(1,929,229)

Income/ (Expense) from operations	1,922,198	(1,425,383)	930,520	(1,723,782)

Other Income/ (Expense):
Interest income	49	-	5	-
Other income	-	130,144	78	129,886
Interest expense	(1,614)	-	(388)	544
Acquisition costs	-	(8,146,780)	-	(19,863)

Total Other Income/ (Expense)	(1,565)	(8,016,636)	(305)	110,567

Income/ (Expense) from operations	1,920,633	(9,442,019)	930,215	(1,613,215)
before income taxes
Provision for income taxes	-	-	-	-

Income/ (Expense) from continuing operations	1,920,633	(9,442,019)	930,215	(1,613,215)

Income/ (Expense) from discontinued operations,
- Gain on disposal of subsidiary	53,431	200,772	53,431	20,205
- Loss on disposal of subsidiary	-	(145,622)	-	(145,622)
- Net income from the discontinued operations of subsidiaries	-	489,192	-	-
- Net (expenses) from the discontinued operations of subsidiaries	(23,272)	(29,799)	(8,100)	(29,799)
Total Income/ (Expense) from discontinued operations	30,159	514,543	45,331	(155,216)

Net Income/ (Loss)	$1,950,792	$(8,927,476)	$975,546	$(1,768,431)

Earnings per Common Share -
Discontinued Operations	$0.00	$0.01	$0.00	$(0.01)
Earnings per Common Share-
Continuing Operations	$0.02	$(0.22)	$0.01	$(0.03)
Total earnings per Common Share -
Basic & diluted	$0.03	$(0.21)	$0.01	$(0.04)

Weighted Average Common Share
outstanding - Basic & diluted	71,125,500	41,893,285	73,688,000	49,502,286

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	June 30,
	2 0 0 5	2 0 0 4
	(Unaudited)	(Unaudited)

Net cash provided by (used in) operating activities	(399,491)	69,329

Cash flows from investing activities
Long term investment	-	200,000
Purchase of property and equipment	(2,602,600)	(639,001)
Proceeds from sales of discontinued operations	6,410
Sale proceeds of disposal of subsidiary, net of cash	(519)	758,669

Net cash flows provided by (used in) investing activities	(2,596,709)	319,668

Cash flows from financing activities
Due from related party	-	486,965
Due to a stockholder	18,690	-
Due to a related party	(79,293)	(93,596)
Repayment of finance lease	(80,444)	-
Proceeds from loan payable	-	304,063
Proceeds from new issuance of common stock	3,050,000	-
Due to stockholder, net	-	(2,062,069)

Net cash flows provided by (used in) financing activities:	2,908,953	(1,364,637)

Effect of exchange rate changes in cash	(207)	-

Net (decrease) in cash and cash equivalents	(87,454)	(975,640)

Cash and cash equivalents - beginning of period	336,707	1,155,435

Cash and cash equivalents - end of period	249,253	179,795

Supplemental disclosure of cash flow information:
Non cash investing and financing activities:
Net book value of subsidiary sold	-	2,726,012

The accompanying notes are an integral part of the condensed consolidated financial statements

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS
(UNAUDITED)

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accounts of the Company and all of its subsidiaries are included in the condensed consolidated financial statements. All significant intercompany accounts and transactions are eliminated in consolidation. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ending September 30, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-KSB for the year ended September 30, 2004.

1.	BUSINESS DESCRIPTION AND ORGANIZATION

THE COMPANY

TELECOM COMMUNICATIONS, INC.

Telecom Communications, Inc. (the "Company" or "TCOM") was incorporated on January 6, 1997 in the State of Indiana. The Company has changed its state of incorporation from Indiana to Delaware, effected by a merger into a Delaware Corporation with the same name on February 28, 2005. The surviving Delaware company succeeds to all the rights, properties and assets and assumes all of the liabilities.

ARRAN SERVICES LIMITED

On September 30, 2003, TCOM consummated a Stock Purchase Agreement with Arran Services Limited ("Arran") and its sole shareholder (the "majority shareholder"), for the acquisition of all of the capital stock of Arran, a British Virgin Island corporation and its principal activity was investment holding and it held 100% shareholding of IC Star MMS Limited.

IC STAR MMS LIMITED

IC Star MMS Limited ("IC Star") which was formerly known as Sino Super Limited, was established in December 1991. IC Star links entertainment and lifestyle information to local communities across China.

On March 16, 2004, Arran acquired from Auto Treasure Holdings Limited, an entity 100% owned by the majority shareholder, the remaining 20% interest of IC Star together with 100% interest of Huiri Electric (Panyu) Limited (“Huiri”) for a consideration of 9,889,000 shares of TCOM common stock and 10,000,000 warrants to purchase 10,000,000 shares of TCOM common stock at $2 per share.

As a result, as of March 16, 2004, Arran owned 100% of IC Star and Huiri. This transfer was deemed to be a transfer between entities under common control and was therefore recorded on the Company's records at its historical cost basis. In connection with the new issuance of 9,889,000 shares of TCOM common stock and 10,000,000 warrants (expiring March 15, 2006), the excess of the purchase consideration of $8,322,295 over the book value of the net assets of $195,378 acquired amounted to $8,126,917 and was recorded in the consolidated statement of operations as acquisition expense.

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS
(UNAUDITED)

ALPHA CENTURY HOLDINGS LIMITED

On December 15, 2003, the Company formed Alpha Century Holdings Limited ("Alpha") which is a wholly owned subsidiary registered in the British Virgin Islands. Alpha commenced its business on July 1, 2004 and its principal activity was provision of total solution software with entertainment and lifestyle information and provision of mobile message service platform.

PANYU NO.6 CONSTRUCTION COMPANY

Panyu No.6 Construction Company (“Panyu”), was a 60% owned subsidiary located in Guangzhou, China, and its business was an integrated construction company. The Company sold all its interests in Panyu on April 16, 2004 with the net loss on the disposal of $145,622. Panyu’s operating income for the nine months ended June 30, 2004 of $489,192 was shown as Discontinued Operations in the condensed consolidated statements of operations.

HUIRI ELECTRIC (PANYU) LIMITED

Huiri Electric (Panyu) Limited (“Huiri”), a corporation established in the People's Republic of China, was a wholly owned subsidiary of Arran since March 16, 2004 and its principal activity was trading of electric lighting. On March 31, 2004, Arran sold all its interests in Huiri to Alpha for approximately $13,000.

On June 22, 2005, Alpha sold all its interests in Huiri resulting in a net gain on the disposal of $53,431. Huiri’s operating expenses for the nine months ended June 30, 2005 of $23,272 was shown as Discontinued Operations in the condensed consolidated statements of operations and $29,799 for the same period ended June 30, 2004. Huiri’s operating expenses for the three months ended June 30, 2005 of $8,100 was shown as Discontinued Operations in the condensed consolidated statements of operations and $29,799 for the same period ended June 30, 2004

3G DYNASTY INC.

On February 21, 2005, the Company formed 3G Dynasty Inc. (“3G Dynasty”) which is a wholly owned subsidiary registered in the British Virgin Islands. 3G Dynasty commenced its business on April 1, 2005 and its principal activity was provision of entertainment content for 3G mobile and Internet use.

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

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS
(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The condensed consolidated financial statements of the Company, include the accounts of TCOM and its subsidiaries, namely Arran, Alpha, IC Star and 3G Dynasty, together with the accounts of Panyu and Huiri that were classified under Income from discontinued operations in 2004. The consolidated statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All significant intercompany transactions have been eliminated.

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

The Company has determined Hong Kong dollars to be the functional currency of Arran, Alpha, IC Star and 3G Dynasty, and the People's Republic of China Chinese Yuan Renminbi to be the functional currency of Huiri and Panyu. The financial statements of the subsidiaries are translated to United States dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. The cumulative translation adjustment and effect of exchange rate changes for the period ended June 30, 2005 was $249.

COMPREHENSIVE LOSS

Comprehensive loss includes changes to equity accounts that were not the result of transactions with shareholders. Comprehensive loss is comprised of net loss and other comprehensive income and loss items. The Company’s comprehensive income and losses generally consist of changes in the fair value of changes in the cumulative foreign currency translation adjustment.

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS
(UNAUDITED)

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

Basic earnings per common share (“EPS”) is calculated by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are calculated by adjusting the weighted average outstanding shares, assuming conversion of all potentially dilutive instruments.

Common stock equivalents, including stock warrants to purchase an aggregate of 10,000,000 shares at June 30, 2005, are not included in the diluted loss per share for the nine months ended June 30, 2005 and 2004, as they are anti-dilutive. The warrants are exercisable 2 years from the issuance date of March 16, 2004 at an exercise price of $2 per share. All of the warrants expire on March 15, 2006.

REVENUE RECOGNITION

The Company recognizes revenues in accordance with the guidelines of the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104 “Revenue Recognition”. The Company recognizes revenues principally from the sale of the rights to use its database of entertainment contents with software applications or the subscription of its software applications.

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS
(UNAUDITED)

4.	RESTATEMENT DUE TO DISCONTINUED OPERATIONS

A restatement was made on the comparative figures for the period ended June 30, 2004 due to the disposal of Huiri. Its net operating loss of $29,799 was reclassified and included in Income/(Expenses) from discontinued operations and the restated figures were shown as follows:

	Nine Months Ended
	June 30,
	2 0 0 4	2 0 0 4
	(Unaudited)	(Unaudited)
	Restated	Before
Net Revenues	838,008	856,827
Cost of sales	(126,417)	(164,382)
Gross profit	711,591	692,445
Operating expenses:
Selling, general and administrative	(2,136,974)	(2,149,674))
Expense from operations	(1,425,383)	(1,457,229)

Total Other Expense	(8,016,636)	(7,813,817)
Expense from continuing operations	(9,442,019)	(9,271,046)

Income/ (Expense) from discontinued operations,
- Gain on disposal subsidiary - others	200,772	-
- Loss on disposal subsidiary - Panyu	(145,622)	(145,622)
- Net income from discontinued operation of subsidiary - Panyu	489,192	489,192
- Net expense from discontinued operation of subsidiary - Huiri	(29,799)	-
	514,543	343,570
Net (Loss)	$(8,927,476)	$(8,927,476)

5.	RELATED PARTY TRANSACTIONS

A stockholder of the Company or companies owned by the stockholder advanced funds to the Company for working capital purposes. At June 30, 2005, the Company owed the stockholder and his companies amounting $86,051 and $18,690. The advances are non-interest bearing and are payable on demand and is shown as a current liability.

Grace Motion, Inc. a company in which an officer of the Company has a beneficial interest, was paid a consulting fee amounting to $34,615.

The Company signed a 3-year contract with Taikang Capital Managements Corporation (Taikang”), a stockholder of the Company for the provision of total solution software on July 1, 2005. During the nine months ended June 30, 2005, the Company received income from Taikang amounting to $1,080,000. The amount due from the stockholder at June 30, 2005 of $700,000 was classified as Accounts receivable - Affiliate under Current Assets.

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS
(UNAUDITED)

6.	STOCK TRANSACTIONS

On February 1, 2005, TCOM entered into a stock agreement with Top Rider Group Limited for the purchase of 3,500,000 shares of the Company’s common stock, par value $0.001 per share for an aggregate purchase price of $1,050,000. All of such shares are restricted securities within the meaning of the Securities Act of 1933. The purchase consideration was to settle the purchase of software IBS V4.1 of $500,000 and the purchase for database of movie stars and singers content of $550,000.

7.	INCOME TAXES

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

No provision for Hong Kong profits tax is made for IC Star MMS Limited as the Company’s income is sourced outside Hong Kong.

The company will withhold and pay income taxes on its employees' wages, which funds the Chinese government's sponsored health and retirement programs of all the employees.

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS
(UNAUDITED)

8.	COMMITMENTS AND CONTINGENCIES - LEASE OBLIGATIONS

Operating Leases
Lessee Costs - In the normal course of business, the Company leases office space under noncancelable operating lease agreements. The Company rents office space, primarily for regional sales administration offices, in commercial office complexes that are conducive to administrative operations. These operating lease agreements generally contain renewal options that may be exercised at the Company’s discretion after the completion of the base rental term. In addition, many of the rental agreements provide for regular increases to the base rental rate at specified intervals, which usually occur on an annual basis. At June 30, 2005, the Company had operating leases that have remaining terms of 34 months. The following table summarizes the Company’s future minimum lease payments under operating lease agreements at June 30, 2005 :

Year ended June, 30
2006	$52,408
2007	52,408
2008	43,673
$148,489

The Company recognizes lease expense on a straight-line basis over the life of the lease agreement. Contingent rent expense is recognized as it is incurred. Total rent expense in continuing operations from operating lease agreements was $ 20,414 and $ 14,015, for the nine months ended 2005 and 2004.

9.	SUBSEQUENT EVENTS

On July 11, 2005, the Company formed a company called Island Media International Limited ("IMIL), a company registered in the British Virgin Islands. The Company subscribed to purchase shares equal to 60% of the equity interest in IMIL. IMIL is engaged in investment holdings and holds 100% of the shares of Talent Leader Entertainment & Productions Limited, a private company registered in Hong Kong on July 20, 2005 and its principal activity is entertainment production in Hong Kong

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS
(UNAUDITED)

10.	STOCK PLAN

On June 8, 2005, a Registration Statement on Form S-8 was filed by the Company with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, for registration under said Act of an additional 30,000,000 shares of common stock in connection with the Company's 2005 Stock Awards Plan.

All shares issued under the Plan may be either authorized and unissued shares or issued shares reacquired by the Company. Under the Plan, no participant may receive in any calendar year (i) Stock Options relating to more than 10,000,000 shares, (ii) Restricted Stock or Restricted Stock Units that are subject to the attainment of Performance Goals of Section 13 hereof relating to more than 5,000,000 shares, (iii) Stock Appreciation Rights relating to more than 10,000,000 shares, or (iv) Performance Shares relating to more than 5,000,000 shares. No non-employee director may receive in any calendar year Stock Options relating to more than 1,200,000 shares or Restricted Stock Units relating to more than 500,000 shares. The shares reserved for issuance and the limitations set forth above shall be subject to adjustment. All of the available shares may, but need not, be issued pursuant to the exercise of Incentive Stock Options. The number of shares that may be issued under the Plan for benefits other than Stock Options or Stock Appreciation Rights shall not exceed a total of 30,000,000 shares.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

This periodic report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management. Statements in this periodic report that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Exchange Act and Section 27A of the Securities Act.

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

The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the financial statements of Telecom Communications, Inc. (“TCOM”) for the year ended September 30, 2004 and notes thereto contained in the report on Form 10-KSB as filed with the Securities and Exchange Commission.

Overview

We conducted our business in Asia via our wholly owned subsidiaries, Alpha Century Holdings Limited, Arran Services Limited, IC Star MMS, Limited (http://www.ICStarMMS.com) and 3G Dynasty Inc. On July 11, 2005, we formed Island Media International Limited (“IML”), a British Virgin Islands incorporated company, and subscribed for 60% holdings of IML. IML is formed for the purpose of holding a Hong Kong incorporated company called Talent Leader Entertainment and Productions Limited, formed on July 20, 2005, which is doing business in Entertainment and content productions. We have an opportunity to become the leading value-added information service provider for China and the global Chinese community. Our products include Total Solutions System, CRM System, SEO4Mobile and AdMaxB2Search, and IBS 4.1 Enterprise Suite.

About Total Solutions System - SMS/MMS Call Center & CRM System

Our specialized product Total Solutions System offers integrated communications network solutions and Internet content service in universal voice, video, data, web and mobile communication for interactive media applications, technology and content leaders in interactive multimedia communications. TCOM develops markets and sells a universal media software solution for enterprise-wide deployment of integrated voice, video, data, web, and mobile communication for media applications. Designed around TCOM’s Internet content and database and integrated into the Information Manager System and SMS/MMS Call Center CRM System core software, the Total Solutions application facilitates the collaboration of key business processes such as, corporate and marketing communications, membership distance interactive program, product development, customer relationship management and content management by allowing dispersed enterprise users to collaborate in real time with multimedia message services.

Our business model is built on the integration of strong entertainment and lifestyle content, network database and the application of technology. Network database was established by signing contracts with strategic partners and collected all of their Internet and mobile phone users to be the online/offline members in China. Our content was built through our business alliance in which IC Star MMS Limited (formerly known as Sino Super Ltd.) (http://www.ICSTARMMS.com), one of our subsidiaries and a network services provider based in Hong Kong, links entertainment and lifestyle information to local communities across China. IC Star, which was originally created as the Star SMS /MMS called “My Star Friends” community, was first invented as a SMS/MMS interactive between IC Star and fans of local artists in the world. By integrating the network database and contents into a software that TCOM sources from the market, we can leverage the functions of the software and target it to various industries.

We believe that we are one of the leading Internet and value-added telecommunications services providers specialized on entertainment and lifestyle contents in China. Since the launch of our Total Solutions - Information System and the SMS/MMS CRM in July 2004, we have signed various contracts with clients which showed customer acceptance. It proved that our expectation on the reception of the integrated Internet and value-added telecommunication service is on the right track. For instance, the CRM virtual call center through ASP licensees and business customers which is part of our product, namely Total Solutions, has added 114 stations to bring a total business customer and virtual call center stations to 217 as of March 31, 2005. We will target the enterprise multimedia communications market in China, in which we believe there is a significant growth potential.

About SEO4Mobile

SEO4Mobile (Search Engine Optimization for mobile phones) (http://www.seo4mobile.com) is the original unique new service solution creation by Alpha Century Holdings Limited, a wholly-owned subsidiary of Telecom Communications, Inc. (OTC Bulletin Board: TCOM). SEO4Mobile -- Search Engine Optimizer for mobile phones via text messages (SMS) and multimedia message services (MMS), offers wireless mobile phone value-added service providers the ability to use a short message service (SMS) search implementation for their users. Mobile phone users who enter a relevant keyword or keyword phrase, along with a geographic identifier, can send searches in via an SMS to a service code. The search results will be received by a multimedia message service (MMS) and within 5 minutes Search Engine Optimization processes the search through the Internet. Many searchers don't realize that within an SMS search query they can add in a geographic identifier. By specifically laying out a separate search SMS for the geographic portion, SEO4Mobile helps structure the search in a simple and efficient way for the searcher. Now, SEO4Mobile has been selected by such service providers (SP) as China Mobile and China Unicom.

Both SEO4Mobile and AdMaxB2Search have proved our strength in innovative and creative value-added service in that three contracts have been signed with business partners since October 2004. Revenues are derived principally from providing integrated solutions and AdMaxB2Search platform by entering into business contracts with enterprises for a fixed monthly fee. The management of TCOM is especially confident that SEO4Mobile and AdMaxB2Search platform will provide excellent revenue when these two products gain popularity with the mobile phone users. In fact, SEO4Mobile is a cutting edge technology designed to integrate the Internet with mobile phones using search engine technology and a pay per click business model. We will target the 300 million mobile phone users as well as the 111 million Internet users in China. According to the Ministry of Information, China’s Internet users are about 8.5% of its population, which is behind the 60% of Internet users in the U.S.

About IBS V4.1 Enterprise Suite

IBS v4.1 is a new product line including built-in MoDirect, an innovative suite of technologies that enables wireless and web publishers to target SEO4Mobile users more effectively and allows advertisers to obtain targeted leads with rich demographic data. IBS v4.1 is one of the Total Solutions (TM) families. Corporate users are allowed to leverage all information resource management on the intranet/extranet over the internet, plus wireless applications as well as allowing an advertiser to use the IBS V 4.1 to publish their products and message services (SMS/MMS) by searches on mobile phones. The system enables manufacturers and services providers to use the Internet to establish and manage continuous connections with automated e-services, operations monitoring and e-commerce offerings. The system’s customers include end-user clients in many industries throughout China. IBS v4.1 SME Standard Package includes 3 servers and software, as well as the system integration. On June, 2005, Alpha Century Holdings Limited (Alpha) has delivered the 2nd shipment of IBS v4.1 Enterprise Suite to the agent of 43 small middle size enterprises, totaling ten sets of SME Standard Packages plus 7,000 seat licenses, according to the second order from corporate users.

IC Star WAP Club

On February 2005, we established 3G Dynasty Inc. for the preparation of the Third Generation mobile system. 3G Dynasty will be responsible for sales of IC Star MMS products, and will focus on entertainment content for 3G mobile and Internet use. IC Star WAP Club is based on the IC Star Theme Club on WAP, which provides the most comprehensive and up-to-date mobile entertainment services in China. The WAP users can access IC Star Theme Club for content we provide through China Mobile Communications. On May 2005, 3G Dynasty, Inc., the subsidiary of the Company, created the website http://skyestar.com, a multi-channel entertainment portal supported by proprietary fan clubs and community platform. It allows new members to personalize their own homepage with 3G Dynasty’s content as added-on value.

On July 1, all contracted base business that operates as IC Star MMS and IC Star Brands will be combined with the personalized homepage on WAP and SkyeStar.com, the flagship entertainment property that operates by a joint venture of 3G Dynasty, Inc and its business partners in China. As the integration internet business group of TCOM, 3G Dynasty strategic investment in China will be created specifically to address those new market dynamics and help telecom carriers get the most from content programs, while effectively handling changes in capacity, deal terms and players. As of June 30, 2005, IC Star WAP Club had 305,242 registered members.

Business Partnership Developments

The Company has moved forward to develop and implement agreements with business partners through its subsidiaries’ operations. 3G Dynasty Inc. (http://www.icstarmms.com) has finished the integration of all business units of IC Star MMS Limited through Aixi Software Limited into cooperation with Baidu.com (Nasdaq: BIDU); Shanghai Linktone Information Limited (Nasdaq: LTON); the wireless business division of Beijing eLong Information Technology Limited, a company of eLong Inc. (Nasdaq: LONG); 3721 Inter China Network Software Co. Ltd (www.3721.com); a Yahoo!, Inc. Company (Nasdaq:YHOO); Tencent Company Limited (www.qq.com); Kongzhong Corporation (Nasdaq:KONG); Guangdong Mobile Communication Co., Limited, a China Mobile Communications Corporation; and China Mobile (Hong Kong) Ltd. (NYSE:CHL) to develop entertainment Short Messaging Service (SMS), Multimedia Messaging Service (MMS),WAP portal and other wireless contents such as artist profiles, gaming and SEO4Mobile SMS search engine

Since October 2003, the Company or its subsidiaries, through our strategic partner--Aixi Software Limited, has signed contracts with various Service Providers and wireless telecom carriers in China.

TCOM has continually worked to establish a system that can quickly and accurately respond to the market, as well as raise shareholder value by strengthening the development and competitiveness of each business. As part of this strategy, TCOM has been implementing the integration of development, production and sales of each business within the Company. It has determined that a positive impact will be realized from integrating the functions of the various contracted operations lines of business and that as a result, 3G Dynasty Inc. will become more competitive and synergies will be realized between its marketing, product development and sales organizations. It is also projected that as the resources of the Company are increased and the strategic alliance structured, the overall efficiency of Group management will improve, providing even greater shareholder value.

In a country with significant mobile phone usage, the growth opportunities remain tremendous. China has more than 1 billion people and mobile services will remain a strong area of growth. Entertainment content for these mobile devices is in high demand and 3G Dynasty hopes to become the dominant player within this space.

Impact of Inflation

We believe that inflation has had a negligible effect on operations during the period. We believe that we can offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Trends, Events, and Uncertainties

Demand for the Company’s products will be dependent on, among other things, market acceptance of the Company’s concept, the quality of its products and general economic conditions, which are cyclical in nature. Inasmuch as a major portion of the Company’s activities is the receipt of revenues from the sales of its products, the Company’s business operations may be adversely affected by the Company’s competitors and prolonged recessionary periods.

Results of Operations

The following table shows the financial data of the unaudited condensed consolidated statements of operations of the Company and its subsidiaries for the nine-month period and three-month period ended June 30, 2005 and 2004. The data should be read in conjunction with the audited and unaudited condensed consolidated financial statements of the Company and related notes thereto.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2 0 0 5	2 0 0 4	2 0 0 5	2 0 0 4
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net Revenues	6,301,132	838,008	2,848,472	205,447

Cost of sales	(3,988,038)	(126,417)	(1,726,328)	-

Gross profit	2,313,094	711,591	1,122,144	205,447
Operating expenses:
Selling, general and administrative	(390,896)	(2,136,974)	(191,624)	(1,929,229)

Income/ (Expense) from operations	1,922,198	(1,425,383)	930,520	(1,723,782)

Other Income/ (Expense):
Interest income	49	-	5	-
Other income	-	130,144	78	129,886
Interest expense	(1,614)	-	(388)	544
Acquisition costs	-	(8,146,780)	-	(19,863)

Total Other (Expense)	(1,565)	(8,016,636)	(305)	110,567

Income/ (Expense) from operations	1,920,633	(9,442,019)	930,215	(1,613,215)
before income taxes
Provision for income taxes	-	-	-	-

Income/ (Expense) from continuing operations	1,920,633	(9,442,019)	930,215	(1,613,215)

Income/ (Expense) from discontinued operations,
- Gain on disposal of subsidiary	53,431	200,772	53,431	20,205
- Loss on disposal of subsidiary	-	(145,622)	-	(145,622)
- Net income from the discontinued operations of subsidiaries	-	489,192	-	-
- Net (expenses) from the discontinued operations of subsidiaries	(23,272)	(29,799)	(8,100)	(29,799)
Total Income/ (Expense) from discontinued operations	30,159	514,543	45,331	(155,216)

Net Income/ (Loss)	$1,950,792	$(8,927,476)	$975,546	$(1,768,431)

Earnings per Common Share -
Discontinued Operations	$0.00	$0.01	$0.00	$(0.01)
Earnings per Common Share-
Continuing Operations	$0.03	$(0.22)	$0.01	$(0.03)
Total earnings per Common Share -
Basic & diluted	$0.03	$(0.21)	$0.01	$(0.04)

Weighted Average Common Share
outstanding - Basic & diluted	71,125,500	41,893,285	73,688,000	49,502,286

NINE-MONTH PERIOD ENDED JUNE 30, 2005 COMPARED TO NINE-MONTH ENDED JUNE 30, 2004

Revenues

Revenues were recorded at $6,301,132 for the nine month period ended June 30, 2005 compared to $838,008 for the same period ended June 30, 2004, an increase of $5,463,124 reflecting the change of our income business model from profit sharing to fixed monthly fee income by contracting with clients and the increase in sales of our products. Revenues by different products for the nine months ended June 30, 2005 and 2004 are as follows:

	Nine Months Ended
	June 30,
	2 0 0 5	2 0 0 4
By Products:	(Unaudited)	(Unaudited)

Total Solution Software	2,471,190	-
CRM System	421,200	-
SEO4Mobile	2,528,000	-
IBS 4.1 Enterprise Suite	686,880
IC Star WAP Club	193,862
Others	0	838,008

Total Revenue	6,301,132	838,008

During the nine months ended June 30, 2005, sales of the Total Solution System to Taikang Capital Managements Corporation, a stockholder of the Company, amounting to $1,080,000 were classified as Related Party Transactions and the amount due from this stockholder at June 30, 2005 of $700,000 was classified as Accounts receivable - Affiliate under Current Assets.

Costs and Expenses

Cost of sales was $3,988,038 for the nine month period ended June 30, 2005 or 63.3% of net revenue compared to $126,417 for the same corresponding period ended June 30, 2004. Cost of sales consists of the purchase of various contents and other later stage production from raw contents and costs associated with the performance of our communication services plus depreciation charges. Cost of sales by different products for the nine months ended June 30, 2005 and 2004 are as follows:

	Nine Months Ended
	June 30,
	2 0 0 5	2 0 0 4
By Products:	(Unaudited)	(Unaudited)

Total Solution Software	1,207,230	-
CRM System	189,000	-
SEO4Mobile	871,600	-
IC Star WAP Club	550,000	-
Depreciation Charges	1,068,365	-
Others	101,843	126,417

Total Cost of Sales	3,988,038	126,417

For the nine months ended June 30, 2005, we incurred depreciation charges of $1,068,365 or 17% of net revenue. General operating expenses accounted for $390,896, or 6.2% of net revenue, as compared to $2,136,974 for the same period at June 30, 2004.

Interest expense was recorded at $1,614 and interest income was $49 for the nine months ended June 30, 2005 representing 0.03% and 0.01% of net revenue respectively.

Discontinued Operations

The Company sold it operations in Huiri on June 22, 2005. Under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the financial results of these operations were classified as discontinued operations in the accompanying condensed consolidated statements of operations, net of tax, in 2005. The net income from discontinued operations was $30,159.

THREE-MONTH PERIOD ENDED JUNE 30, 2005 COMPARED TO THREE-MONTH ENDED JUNE 30, 2004

Revenues

Revenues were recorded at $2,848,472 for the three month period ended June 30, 2005 while $205,447 was recorded for the same period ended June 30, 2004. The increased revenue was mainly contributed by the contracted service to our clients from products we offered. Revenues by different products for the three months ended June 30, 2005 and 2004 are as follows:

	Three Months Ended
	June 30,
	2 0 0 5	2 0 0 4
By Products:	(Unaudited)	(Unaudited)

Total Solution Software	879,330	-
CRM System	140,400	-
SEO4Mobile	948,000	-
IBS V4.1 Enterprise Suite	686,880
Others	193,862	205,447

Total Revenue	2,848,472	205,447

During the three months ended June 30, 2005, sales of the Total Solution System to Taikang Capital Managements Corporation, a stockholder of the Company, amounting to $360,000 were classified as Related Party Transactions.

Costs and Expenses

Cost of sales was $1,726,328 for the three month period ended June 30, 2005 or 60.6% of net revenue. Depreciation charges accounted for $378,507 or 13.3% of revenue. Cost of sales consists of purchase of various contents and other later stage production from raw contents and costs associated with the performance of our communication services plus depreciation charges.

Cost of sales by different products for the three months ended June 30, 2005 and 2004 are as follows:

	Three Months Ended
	June 30,
	2 0 0 5	2 0 0 4
By Products:	(Unaudited)	(Unaudited)

Total Solution Software	407,970	-
CRM System	63,000	-
SEO4Mobile	326,850	-
Depreciation charges	378,507	-
Others	550,001	-

Total cost of sales	1,726,328	-

For the three months ended June 30, 2005, we incurred operating expenses of $191,624, as compared to $1,929,229 for the same period at June 30, 2004. The $191,624 for 2005 are mainly general operating expenses which accounts for 6.7% of net revenue.

Interest expense was recorded at $388 for the three months ended June 30, 2005 representing 0.01% of net revenue.

Discontinued Operations

Loss from discontinued operations for the three months ended June 30, 2005 was $8,100 attributed to Huiri, which was disposed of on June 22, 2005.

OVERALL

We reported net income for the nine months ended June 30, 2005 of $1,950,792. This translates to overall per-share profit of $.03 for the nine months ended June 30, 2005.

Liquidity And Capital Resources

We believe that our currently-available working capital, after receiving the aggregate proceeds of our capital raising activities in the third quarter of fiscal year 2005, should be adequate to sustain our operations through the end of fiscal year 2005.

At June 30, 2005, we had a cash balance of $249,253 held in The People’s Republic of China and Hong Kong. We currently have no cash positions in the United States. We have been funding our operations from the receipts from customers.

At June 30, 2005, the Company owed one stockholder and his companies $86,051 and $18,690. The advances are non-interest bearing and are payable on demand.

Management has invested substantial time evaluating and considering numerous proposals for possible acquisitions or combinations developed by management or presented by investment professionals, the Company’s advisors and others. We continue to consider acquisitions, business combinations, or start up proposals, which could be advantageous to shareholders. No assurance can be given that any such project, acquisition or combination will be concluded.

Our Company’s future operations and growth will likely be dependent on our ability to raise capital for expansion and to implement our strategic plan.

Net cash used in operations for the nine months ended June 30, 2005 was $399,491. In the future, we may use cash in our operations due to the continuing implementation of our business model and increased expenses from costs associated with being a public company.

Net cash used in investing activities for the nine months ended June 30, 2005 was $2,596,709, which was used for capital expenditures on the acquisition of content for IC Star WAP Club, software of IBS V 4.1 and the setup fee for the website http:// skyestar.com.

Net cash provided by financing activities for the nine months ended June 30, 2005 was $2,908,953. It represented a payment from a stockholder of $18,690, a repayment to a related party of $79,293, a repayment of a finance lease of $80,444 and the issuance of 3,500,000 shares of the Company's common stock, par value $.001 per share for an aggregate purchase price of $1,050,000, which was used for an acquisition of the capital expenditures during the period. The Company also received $2,000,000 from selling 10,000,000 shares of common stock.

Our future growth is dependent on our ability to raise capital for expansion, and to seek additional revenue sources. If we decide to pursue any acquisition opportunities or other expansion opportunities, we may need to raise additional capital, although there can be no assurance such capital-raising activities would be successful.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements, including the evaluation of accounts receivable and contingent liabilities.

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

At the balance sheet date, the Company had a commitment on a lease agreement to rent the office at Suite 2412-13, Shell Tower, Times Square,1 Matheson Street, Causeway Bay, Hong Kong with a gross area of approximately 1,514 square feet for a term of 36 months from May 1, 2005 in the amount of $148,489.

Risk Factors That May Affect Future Operating Results

You should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are the material risks that apply to our business, operations, financial condition and prospects.

Operating Risk

Currently, the Company’s revenues are primarily derived from the re-selling of software to enterprises, large corporations, and the academic sector, as well as telecom-related services to customers in the People's Republic of China (PRC). The Company hopes to expand its operations to countries outside the PRC, however, such expansion has not been commenced and there are no assurances that the Company will be able to achieve such an expansion successfully. Therefore, a downturn or stagnation in the economic environment of the PRC could have a material adverse effect on the Company’s financial condition.

Products Risk

Our revenue-producing operations are limited and the information available about our business makes an evaluation of our business difficult. We have conducted limited operations and we have little operating history that permits you to evaluate our business and our prospects based on prior performance. You must consider your investment in light of the risks, uncertainties, expenses and difficulties that are usually encountered by companies in their early stages of development, particularly those engaged in international commerce. In addition to competing with other telecommunication and web companies, the Company could have to compete with larger US companies who have greater funds available for expansion, marketing, research and development and the ability to attract more qualified personnel if access is allowed into the PRC market. If US companies do gain access to the PRC markets in general, they may be able to offer products at a lower price. There can be no assurance that the Company will remain competitive should this occur.

Exchange Risk

The Company generates revenue and incurs expenses and liabilities in Chinese renminbi, Hong Kong dollars and U.S. dollars. As a result, the Company is subject to the effects of exchange rate fluctuations with respect to any of these currencies. Since 1994, the official exchange rate for the conversion of renminbi to U.S. dollars has generally been stable and the renminbi has appreciated slightly against the U.S. dollar. On July 21, 2005, the People's Bank of China (PBOC) announced a revaluation of the Chinese currency Renminbi (RMB) or yuan, which immediately jolted international finance markets. PBOC said the RMB yuan will no longer be pegged to the US dollar and will be traded at a rate of 8.11 for the US dollar. However, given recent economic instability and currency fluctuations in the world, the Company can offer no assurance that the renminbi will continue to remain stable against the U.S. dollar or any other foreign currency. The Company's results of operations and financial condition may be affected by changes in the value of renminbi and other currencies in which its earnings and obligations are denominated. The Company has not entered into agreements or purchased instruments to hedge its exchange rate risks, although the Company may do so in the future.

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

- intensifying competition for our products and services, and those of our subsidiaries, which could lead to the failure of some of our subsidiaries

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

Rule 15g-9 under the Securities Exchange Act of 1934 imposes additional sales practice requirements on broker-dealers that sell non-Nasdaq listed securities except in transactions exempted by the rule, including transactions meeting the requirements of Rule 506 of Regulation D under the Securities Act and transactions in which the purchaser is an institutional accredited investor (as defined) or an established customer (as defined) of the broker or dealer. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Consequently, this rule may adversely affect the ability of broker-dealers to sell our securities and may adversely affect your ability to sell any of the securities you own.

The Securities and Exchange Commission regulations define a “penny stock” to be any non-Nasdaq equity security that has a market price (as defined in the regulations) of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to some exceptions. For any transaction by a broker-dealer involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Our market liquidity could be severely adversely affected by these rules on penny stocks.

Our largest target market is in China and there are several significant risks relating to conducting operations in China. Our business, financial condition and results of operations are, to a significant degree, subject to economic, political and social events in China.

Governmental policies in China could impact our business.

Since 1978, China's government has been and is expected to continue reforming its economic and political systems. These reforms have resulted in and are expected to continue to result in significant economic and social development in China. Many of the reforms are unprecedented or experimental and may be subject to change or readjustment due to a number of political, economic and social factors. We believe that the basic principles underlying the political and economic reforms will continue to be implemented and provide the framework for China's political and economic system. New reforms or the readjustment of previously implemented reforms could have a significant negative effect on our operations. Changes in China's political, economic and social conditions and governmental policies which could have a substantial impact on our business include:

* new laws and regulations or new interpretations of those laws and regulations;

* the introduction of measures to control inflation or stimulate growth;

* changes in the rate or method of taxation;

* the imposition of additional restrictions on currency conversion and remittances abroad; and

* any actions which limit our ability to conduct lottery operations in China.

Economic policies in China could negatively impact our business.

The economy of China differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development in various respects, such as structure, government involvement, level of development, growth rate, capital reinvestment, allocation of resources, self-sufficiency, rate of inflation and balance of payments position. In the past, the economy of China has been primarily a planned economy subject to one- year and five-year state plans adopted by central government authorities and largely implemented by provincial and local authorities. These plans set production and development targets.

Since 1978, increasing emphasis had been placed on decentralization and the utilization of market forces in the development of China's economy. Economic reform measures adopted by China's government may be inconsistent or ineffectual, and we may not be able to capitalize on any reforms in all cases. Further, these measures may be adjusted or modified in ways that could result in economic liberalization measures that are inconsistent from time to time, from industry to industry or across different regions of the country. China's economy has experienced significant growth in the past decade. This growth, however, has been accompanied by imbalances in China's economy and has resulted in significant fluctuations in general price levels, including periods of inflation. China's government has implemented policies from time to time to increase or restrain the rate of economic growth, control periods of inflation or otherwise regulate economic expansion. While we may be able to benefit from the effects of some of these policies, these policies and other measures taken by China's government to regulate the economy could also have a significant negative impact on economic conditions in China with a resulting negative impact on our business.

China's entry into the WTO creates uncertainty.

China formally became the 143rd member of the World Trade Organization (WTO), the multilateral trade body, on December 11, 2001. Entry into the WTO will require China to further reduce tariffs and eliminate other trade restrictions. While China's entry into the WTO and the related relaxation of trade restrictions may lead to increased foreign investment, it may also lead to increased competition in China's markets from international companies. The impact of China’s entry into the WTO on China's economy and our business is uncertain.

Uncertainty relating to China’s legal system could negatively affect us.

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

Our Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for us. Based upon such officers’ evaluation of these controls and procedures as of a date within 45 days of the filing of this Quarterly Report, and subject to the limitations noted hereinafter, the Certifying Officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this Quarterly Report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

The Certifying Officers have also indicated that there were no significant changes in our internal controls or other factors that could materially affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Our management, including each of the Certifying Officers, does not expect that our disclosure controls or our internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, the control system may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 16, 2004, TCOM entered into a Stock Purchase Agreement with Auto Treasure Holdings Limited, an entity 100% owned by the majority shareholder, to acquire the remaining 20% of IC Star for a consideration of 9,889,000 shares of the Company’s common stock, par value$0.001 per share, and 10,000,000 warrants to purchase 10,000,000 shares of the Company’s common shares at $2 per share. The warrants will expire on March 31, 2006.

On October 7, 2004, TCOM entered into a Stock Purchase Agreement with Taikang Capital Managements Corporation ("Taikang"), an affiliate of the Company, for the purchase of 10,000,000 shares ("Shares") of the Company's common stock, par value $.001 per share. The Shares were purchased with cash for an aggregate purchase price of $2,000,000. The proceeds were used to purchase software for SEO4Mobile.

On February 1, 2005, TCOM entered into a stock agreement with Top Rider Group Limited for the purchase of 3,500,000 shares of the Company’s common stock, par value $0.001 per share for an aggregate purchase price of $1,050,000. $500,000 of the proceeds was used to settle the purchase of software IBS V4.1 and $550,000 of the proceeds was used to settle the purchase of a database of movie stars and singers content with a company. The remaining proceeds will be used for general corporate purposes or working capital.

ITEM 3.	DEFAULTS UNDER SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

Reports on Form 8-K

•	Form 8-K dated July 22, 2004;

•	Form 8-K dated August 16, 2004;

•	Form 8-K dated September 17, 2004;

•	Form 8-K dated October 7, 2004; and

•	Form 8-K dated April 15, 2005.

ITEM 6. EXHIBITS

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

TELECOM COMMUNICATIONS, INC.

Date: August 12, 2005	By:	/s/ Tim T. Chen
Tim T. Chen
Director and CEO
(Principal Executive Officer)

Date: August 12, 2005	By:	/s/ Gary Lam
Gary Lam
Principal Financial and Accounting Officer