Form 10KSB
period 2005-09-30
TELECOM COMMUNICATIONS INC
filed 2006-01-05
CIK 1139570

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_________________________

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-62236

Telecom Communications, Inc.
(Name of small business issuer as specified in its charter)

Delaware	35-2089848
(State or Other Jurisdiction	(IRS Employer
of Incorporation or Organization)	Identification No.)

Suites 2412-13 Shell Tower, Times Square
1 Matheson Street
Causeway Bay, Hong Kong
 (Address of Principal Executive Offices)

(852) 2782-0983
(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(g) of the Securities Exchange Act of 1934: None; report is filed pursuant to Section 15D

Title of each class	Name of each exchange on which registered
None	None

COMMON STOCK, PAR VALUE $.001 PER SHARE
(Title of Class)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendments to this Form 10-KSB.☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

State issuer’s net revenues for its most recent fiscal year. $9,071,997

State the aggregate market value of the voting stock held by non-affiliates of the registrant on December 1, 2005 computed by reference to the closing bid price of its Common Stock as reported by the OTC Bulletin Board on that date: $21,094,000.

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

Number of shares of common stock outstanding as of December 1, 2005: 77,188,000 shares common stock

Number of shares of preferred stock outstanding as of December 1, 2005: None

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Telecom Communications Inc. (the “Company”, “Telecom” or “TCOM”) was incorporated on January 6, 1997 in the State of Indiana under the corporate name MAS Acquisition XXI Corp. Prior to December 21, 2000, we were a blank check company seeking a business combination with an unidentified business. On December 21, 2000, we acquired Telecom Communications of America, a sole proprietorship doing business in Los Angeles, California since August 15, 1995, and changed our name to Telecom Communications Inc. In connection with this acquisition, Aaron Tsai, our former sole officer and director was replaced by Telecom Communications of America's owners and associates. We issued 9,000,000 shares of our common stock or 90% of our total outstanding common stock after giving effect to the acquisition. MAS Capital Inc. returned 7,272,400 shares of common stock for cancellation without any consideration.

OVERVIEW

Company Background

We believe that we can be one of the leading Internet and value-added telecommunications services providers in the People’s Republic of China (the “PRC”). We specialize in supplying both the entertainment and lifestyle content along with what we currently view is leading edge software, which we sell as one package to Telecommunication Service Providers (“SP”) who subscribe to our products. The SP then deliver our content through our software products, though various media, to the approximate several hundred million end users in the telecommunications market in the PRC. Since the launch of our Total Solutions - Information System together with our SEO4Mobile SMS search engine software in 2005, we believe that we now have the right software products to deliver our content, in order to serve the rapidly expanding telecommunications market in the PRC.

We will target the enterprise multimedia communications market in the PRC where there is significant growth potential. In the PRC, where billions of messages are sent every month, Short Message Services (“SMS”) is the basic form but the major growth is in Multimedia Message Services (“MMS”). TCOM’s Customer Relations Management Virtual Call Center (“CRM”) provides highly customized, scalable, flexible interactive services, offers clients high value, low cost sales and service solutions using the highly scalable interactive MMS response (IMR), interactive voice response (IVR) and speech recognition solutions.

During the year ended September 30, 2005, we had signed sales contracts with approximately 7 major clients which generated the total revenue of $9,005,715 to the Company and which represented 99% of our total revenue. The loss of these customers, individually or in the aggregate, could have a material impact on our results of operations. The sales  contracts have proven out our current business model and have shown us that we have customer acceptance for our products in the PRC telecommunications market. It is our present expectation that the integrated Internet and value-added telecommunication service market that we serve is an expanding market in the PRC and our customer base and number of sales contracts should increase in fiscal year 2006.

As mentioned above, we are a fully integrated information and entertainment service provider to the market of the PRC. We sell our products directly to the SP who then in turn supply our content, through various telecommunication providers, to the end users in the PRC. Our products serve the voice, video, data, web and mobile communication markets in the PRC.

We have experienced revenue growth in the CRM market, which is the primary deliverable of TCOM’s Total Solutions System. Our CRM product combined an extensive network of Chinese contact centers for live operator support, and provides all end users with opt-in subscriptions of SMS and MMS. We have added 114 stations in 2005, to bring our total business customers and CRM’s to over 200 at September 30, 2005. Our software products are sold to all companies with less than 500 employees, inner information resource management and affiliate networks, vendor/customer, information process and communications over the internet and wireless communications. Our product has strong customer relations and interactive management.

We have organized our operations in 2005 into two principal business segments. Our information and entertainment service provider products is our primary business segment. Our other business segment established this year, is our public relations work, through our 60% owned subsidiary Talent Leader Entertainment and Production Limited. The revenue from our public relations work was not significant for the year ended September 30, 2005.

Our software products, described in detail below, includes our Total Solutions System, CRM System, SEO4Mobile and AdMaxB2Search, which deliver our entertainment and lifestyle content and our IBS 4.1 Enterprise Suite, which is for small to middle size enterprise’s wireless/web applications.

THE INTEGRATED INFORMATION AND ENTERTAINMENT SERVICE PROVIDER SOFTWARE PRODUCTS

About Total Solutions System - SMS/MMS Call Center & CRM System

Our specialized software product, Total Solutions System, offers integrated communications network solutions and Internet content service in universal voice, video, data, web and mobile communication for interactive media applications, technology and content leaders in interactive multimedia communications. We develop markets and sell a universal media software solution for enterprise-wide deployment of integrated voice, video, data, web, and mobile communication for media applications. Designed around TCOM’s Internet content and database and integrated into the Information Manager System and SMS/MMS Call Center CRM System core software, the Total Solutions application facilitates the collaboration of key business processes such as, corporate and marketing communications, membership distance interactive programs, product development, customer relationship management and content management by allowing dispersed enterprise users to collaborate in real time with multimedia message services.

Our business model is built on the integration of strong entertainment and lifestyle content into the Total Solutions System, network database and the application of technology. Network database was established by signing contracts with strategic partners and the database collected all of their Internet and mobile phone users to be the online/offline members in the PRC. Our content was built through our business alliance in which IC Star MMS Limited formerly known as Sino Super Ltd., one of our subsidiaries and a network services provider based in Hong Kong, links entertainment and lifestyle information to local communities across the PRC. IC Star, which was originally created as the Star SMS /MMS called “My Star Friends” community, was first invented as a SMS/MMS interactive between IC Star and fans of local artists in the world. By integrating the network database and contents into software that TCOM sources from the market, we can leverage the functions of the software and target it to various industries.

About SEO4Mobile

SEO4Mobile, a search engine optimization for mobile phones, is the original unique new service solution creation by Alpha. The SEO4Mobile offers wireless mobile phone service, allowing providers the ability to use SMS search implementation for their users. Mobile phone users who enter a relevant keyword or keyword phrase, along with a geographic identifier, can send searches via an SMS to a service code. The search results will be received by MMS and the search engine optimization processes the search through the Internet within a matter of minutes. Many searchers don't realize that within an SMS search query, they can add in a geographic identifier. By specifically laying out a separate search SMS for the geographic portion, SEO4Mobile helps structure the search in a simple and efficient way for the searcher. Now, SEO4Mobile has been selected by service providers such as China Mobile and China Unicom.

Both SEO4Mobile and AdMaxB2Search have proven our strength in innovative and creative value-added service with the fact that three contracts have been signed with business partners since October 2004. Revenues are derived principally from providing integrated solutions and an AdMaxB2Search platform by entering into business contracts with enterprisesfor a fixed monthly fee. The management of TCOM is confident that the SEO4Mobile and AdMaxB2Search platforms will provide excellent revenue when these two products gain popularity with mobile phone users. In fact, SEO4Mobile is a cutting edge technology designed to integrate the Internet with mobile phones using search engine technology and a pay per click business model. We will target the approximate 300 million mobile phone users as well as the 111 million Internet users in the PRC.  According to the Ministry of Information, the PRC’s Internet users are about 8.5% of its population, which is less than the 60% of Internet users in the U.S.

About IBS V4.1 Enterprise Suite -

IBS v4.1 is a new product line including built-in MoDirect, an innovative suite of technologies that enables wireless and web publishers to target SEO4Mobile users more effectively and allows advertisers to obtain targeted leads with rich demographic data. IBS v4.1 is one of the Total Solutions (TM) families. Corporate users are allowed to leverage all information resource management on the intranet/extranet over the internet, plus wireless applications as well as an advertiser to use the IBS V 4.1 to publish SMS and MMS by searches on mobile phones. The system enables manufacturers and services providers to use the Internet to establish and manage continuous connections with automated e-services, operations monitoring and e-commerce offerings. The system’s customers include end-user clients in many industries throughout the PRC. IBS v4.1 SME Standard Package includes 3 servers and software as well as the system integration. On September 30, 2005, Alpha Century Holdings Limited ("Alpha") delivered IBS v4.1 Enterprise Suite to the agent of 43 small middle size enterprises, totaling ten sets of SME Standard Packages plus 7,000 seat licenses, according to the second order from corporate users.

3G Dynasty

On February 2005, we established 3G Dynasty Inc. (“3G Dynasty”) for the preparation of the Third Generation mobile system.  3G Dynasty will be responsible for sales of IC Star MMS products, and will focus on entertainment content for 3G mobile and Internet use. IC Star Wireless Application Protocol (“WAP”) Club is based on the IC Star Theme Club on WAP, which provides the most comprehensive and up-to-date mobile entertainment services in the PRC.  The WAP users can access IC Star Theme Club for content we provide through China Mobile Communications.  In May 2005, 3G Dynasty, Inc., a subsidiary of the Company, created the website http://skyestar.com, a multi-channel infotainment portal supported by proprietary fan clubs and a community platform.  It allows new members to personalize their own homepage with 3G Dynasty’s content as added-on value. It registers members and allows them to build their personal homepage on WAP. As the host and content provider, 3G Dynasty will start publishing a daily Real Simple Syndication feed of its original content from a number of its contracted web sites, including local information, life style and entertainment content. Through the use of Real Simple Syndication (“RSS”) feeds, users can receive 3G Dynasty's daily content automatically, thereby broadening 3G Dynasty's distribution and providing an additional platform for mobile phone users who are registered members of Star Theme Club on WAP. Members with their homepage on WAP can reach their targeted audience through wireless technology.

We expect that this personal homepage and WAP membership service will officially launch in June, 2006. We expect the adoption of RSS to deepen our relationship with our members and enhance the appeal of our original content. We believe that RSS represents the next evolution in the distribution of content. It allows publishers and end users alike to be seamlessly notified of new content and to integrate that content into start pages, blogs and web sites.

As more and more people personalize the Web, many are turning to RSS feeds to quickly and easily access information and content from news and entertainment sites.

On March 22, 2005, Slashdot.org released the findings of a survey of its readers regarding RSS feeds. The open-source organization found that 73 percent of its readers will increase their use of RSS feeds in the next year, and that most will rely on mobile and other devices to receive RSS feeds, pointing to the growing trend toward serving the needs of Web connected mobile consumers.

On July 1, all contracted base business that operates as IC Star MMS and IC Star Brands will be combined with the personalized homepage on WAP and SkyeStar.com, the flagship entertainment property that operates by a joint venture of 3G Dynasty, Inc. and its business partners in the PRC. As the integration internet business group of TCOM, 3G Dynasty’s strategic investment in the PRC will be created specifically to address those new market dynamics and help telecom carriers get the most from content programs, while effectively handling changes in capacity, deal terms and players. As of September 30, 2005, IC Star WAP Club had over 300,000 registered members.

SkyeStar.com

SkyeStar.com is a website that is a multi-links user experience sharing network in the PRC as well as amulti-channel entertainment portal supported by proprietary fan clubs and a community platform. SkyeStar.com combines the best of IC Star MMS's artist profiles, “my star friend”, games and other entertainment offerings with a host of new content, community and fan networking features. SkyeStar.com is the first Internet portal to network users across multiple entertainment channels, linking friends and their entertainment choices in a unique way.

SkyeStar.com provides users multiple opportunities to play games, send MMS/SMS greetings, watch movie trailers, find show times, and purchase tickets and DVDs. They can also rate, review and refer their entertainment choices to others. Customization features allow members to create their own personal homepages, profile and display their entertainment favorites as well as access their friends' recommendations. SkyeStar.com's innovative fan club’s networking features flow throughout the site so users can enjoy diverse content and connect with other people who enjoy similar interests.

SkyeStar.com features include:

•	"My Star Friend", where members upload images of their artist friends, create star profiles, and enter them in a ratings system allowing members to vote on the my star friend;

•	Fans Experiences Sharing, where members rate and review their favorite movies, music, and greetings for the community to read;

•
Customizable User Homepages, Profiles, where members track their favorite movies, music, games, stars and greetings as well as their friends' favorites, upload photos, check music statistics, view event reminders, and post on "friends-only" message boards;

•	User Music Critics,where members review and rate their choices of music, add their ratings to a community score and compare their reviews and ratings to those of professional music critics;

•	Online & Downloadable Games, where members play single player and multiplayer games online or download and purchase their favorites; and

•	User-generated Content, where developers and creators upload their own music, games and photos for the community to enjoy and review.

IC Star MMS has partnered with several industry leaders to provide content on the SkyeStar.com entertainment portal. Among its partners, Stareastnet, a company whom IC Star MMS has partnered with, provides features such as "Artist Profiles and Homepages" and NC Entertainment, another partner of IC Star MMS, provides movie trailers. SkyeStar.com provides a community experience within the entertainment vertical by including artists, movies, games, music and more. Through user-generated content as well as personal homepages and content reviews, community members can express themselves and become a trusted referral of content for their friends.

Subaye.com By The integration of TCOM's Total Solutions into IBS V5.0 Enterprise Suite

Alpha has completed stages planned for the integration of TCOM's Total Solutions-Information Manager Systems, SMS/MMS virtual Call Center CRM Systems, SEO4Mobile and joint venture of small- to middle-size enterprises's (SME) software developing and distribution operations.

Alpha -- consisting of Total Solutions-Information Manager Systems, SMS/MMS virtual Call Center CRM Systems, SEO4Mobile, MoDirect, AdMaxB2Search and IBS v4.1 Enterprise Suite, the Internet business service total solution business -- will be combined with SuBaye.com (http://www.subaye.com), the flagship e-commerce business operated by Alpha Century Holdings, Ltd. and its business partners in the PRC. Alpha will also integrate the IBS v5.0 Enterprise Suite, which is a web enabling updater of exchange between corporate user content and end user content. As Alpha integrates with the Total Solutions business group of TCOM, it will strategically invest in the PRC, specifically to address new market dynamics and help SME users get the most from end user content while effectively handling changes in capacity, deal terms and players.

The integration expertise we gained through our successful joint venture with SuBaye.com and the IBS v5.0 Enterprise Suite gives us confidence in our core business organization to an SME market, the potential of our total solution business, and the achievement of synergies we identified as part of our strategic investment efforts.

TCOM has continually worked to establish a system that can quickly and accurately respond to the market, which we expect can increase the value of our products by strengthening the development and competitiveness of each business. As part of this strategy, TCOM has been implementing the integration of development, production and sales of each business within the Company.

TCOM has determined that a huge positive impact will be realized from integrating the functions of the various contracted operation lines of business and that, as a result, Alpha will become more competitive and realize synergies between its marketing, product development and sales organizations. It is also projected that as more resources of the Company are built up, more strategic alliances will be structured.

In a country with enormous mobile phone and Internet usage already, the growth opportunities remain tremendous. Since the PRC has more than 1.3 billion people and millions of SMEs, Internet business services will remain a strong area of growth in the PRC. User content for m-commerce and e-commerce is in high demand and Alpha Century hopes to become one of the dominant players within this area.

BUSINESS PARTNERSHIP DEVELOPMENTS

The Company has moved forward to develop and implement agreements with business partners through its subsidiaries’ operations. 3G Dynasty has finished the integration of all business units of IC Star MMS Limited through Aixi Software Limited into cooperation with Baidu.com (Nasdaq: BIDU); Shanghai Linktone Information Limited (Nasdaq: LTON); the wireless business division of Beijing eLong Information Technology Limited, a company of eLong Inc. (Nasdaq: LONG); 3721 Inter China Network Software Co. Ltd (www.3721.com); a Yahoo!, Inc. Company (Nasdaq:YHOO); Tencent Company Limited (www.qq.com); Kongzhong Corporation (Nasdaq:KONG); Guangdong Mobile Communication Co., Limited , a China Mobile Communications Corporation; and China Mobile (Hong Kong) Ltd. (NYSE:CHL) to develop entertainment SMS, MMS, WAP portal and other wireless contents such as artist profiles, gaming and an SEO4Mobile SMS search engine.

TCOM has continually worked to establish a system that can quickly and accurately respond to the market, as well as raise shareholder value by strengthening the development and competitiveness of each business. As part of this strategy, TCOM has been implementing the integration of development, production and sales of each business within the Company. It has determined that a positive impact will be realized from integrating the functions of the various contracted operations lines of business and that as a result, 3G Dynasty Inc. will become more competitive and synergies will be realized between its marketing, product development and sales organizations. It is also projected that as the resources of the Company are increased and the strategic alliance is structured, the overall efficiency of group management will improve, providing even greater shareholder value.

In a country with significant mobile phone usage, the growth opportunities remain tremendous. The PRC has more than 1 billion people and mobile services will remain a strong area of growth. Entertainment content for these mobile devices is in high demand and 3G Dynasty hopes to become the dominant player within this space.

Impact of Inflation

We believe that inflation has had a negligible effect on operations during the period. We believe that we can offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Trends, Events, and Uncertainties

The present demand for our products will be dependent on, among other things, market acceptance of the Company’s concept, the quality of its products and general economic conditions, which are cyclical in nature. In as much as a major portion of the Company’s activities is the receipt of revenues from the sales of its products, the Company’s business operations may be adversely affected by the Company’s competitors and prolonged recessionary periods in the PRC.

We expect the demand for our products described above to increase next year due to the following factors:

1.	Our New Product Line, SkyeStar.com with Help of ZestV, Inc.

We expect SkyeStar.com,the Flagship Entertainment Property of TCOM, will be a fast-growing, revenue streaming entity. In the coming months, we'll launch a SkyeStar on WAP, with new features that let users access their SkyeStar accounts from mobile phones and soon, SkyeStar IPTV. ZestV, Inc. is TCOM’s new investments entertainment company, one of the world's leading Chinese media and entertainment companies in the development, production, and marketing of entertainment, news and information to a global audience. The Company expects to launch SkyeStar IPTV. Formed in January 2005 through the combining of Free Productions and ICChina Entertainment, ZestV, Inc. owns and operates a valuable portfolio of news and entertainment networks, a premier motion picture company, significant television production operations, a leading internet entertainment websites group, and plans the development of studio-branded theme parks. TCOM was granted an option investment into ZestV, Inc. of up to 25% ownership interests, effective in 2006. TCOM will get the first right to buy ZestV music, films and TV programming copyrights of online content each year and flood openings with SkyeStar members.

We expect SkyeStar.com to rival MTV. SkyeStar should mean something to its audience in much the same way that MTV meant something to its audience during its early years.

SkyeStar is a free, members-only web site that offers community, e-mail, exclusive music and video downloads, instant messaging, blogs, photos and more. We will generate revenue by advertising, entertainment downloads, pay per view, VOD and VIP membership fees.

2.	Many Internet Users in the PRC look for a big search for fun

A look at the top Internet searches in the PRC for the year proves that the country's 103 million Internet users just want to have fun. In 2005, the top searches show people crave information about popular things and want it before newspapers, magazines and TV can provide it. It also shows people are attracted to a growing amount of content that is only available online such as games, novels and Mp3’s. The PRC published a guideline on news websites in September to better regulate the sector and prevent false or distorted information from spreading online. Meanwhile, it also urged Websites to register for tightened regulation.

By the end of November, a total of 36.82 million blog Websites have been established. Another 16 million have written blogs, meaning every blogger has 2.3 blog Websites on average, according to Baidu. Some blog service providers and multimedia online magazine publishers have received funding — about $10 million each —from venture capital firms. Telecommunications IPTV, Internet protocol television, is a service, representing the convergence of Internet, television and telecom networks, and is expected to be adopted next year. Providers of trial IPTV services in Shanghai have uncertainty about the IPTV services because of questions relating to the sector of IPTV.

3G Dynasty — Licenses are expected to be issued next year.

Cun Cun Tong — Means fixed line phone coverage in every village in the PRC. By the end of October, the network covered more than 96 percent of villages and the whole project will be finished by the end of this year. After that, more than 800 million people will be able to make a simple phone call.

3.	The PRC Targeted as Top Internet TV Market (IPTV)

The PRC is one of the largest IPTV markets in the world. The PRC is among the first in the world to put IPTV services in commercial trial operation. Statistics show that there are 360 million TV viewers and 25 million broadband users in the Chinese mainland, creating a huge potential for development of IPTV services.

Our 3G Dynasty will distribute all the contents to our channel partners. 3G Dynasty will enter into a partnership with LIVE ONLINE as IPTV services exclusive entertainment channel for China Telecom and China Netcom users in 2006.

TCOM will continue discussion with filmmakers for acquisition or strategy investments into picture production companies.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company has three lease commitments. The first lease commitment is of TCOM’s office at Suite 2412-13, ShellTower, Times Square,1 Matheson Street, CausewayBay, Hong Kong with a gross area of approximately 1,514 square feet for a term of 36 months from May 1, 2005 in the amount of $135,668.

The second lease commitment is of Talent Leader’s office at Room 1005B, Sino Plaza 255-257, Gloucestor Road, Hong Kong, for a term of 36 months from September 15, 2005 in the amount of $203,608.

The third lease commitment is of 3G Dynasty’s office at No. 74 Shanan Road Shiqiao Panyu Guangzhou, PRC for a term of 36 months from July 1, 2005 in the amount of $334,384.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On February 28, 2005, a proposal on the adoption of “2005 Stock Award Plan” for the Company was raised and was approved by the majority shareholders at the Annual Meeting of Shareholders.

On February 28, 2005, at the Company’s Annual meeting it was resolved that the proposed reverse split of the outstanding shares of common stock of the Company on a 2 to 1 basis was not approved by the shareholders.

On February 28, 2005 the following directors were elected to the Board of Directors: Guosheng Liu, Shanhe Yang , Lijian Deng, Gary Lam and Lirong Liu.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is currently traded on a limited basis on the Over-the Counter Bulletin Board under the symbol "TCOM". The quotation of our common stock on the OTCBB does not assure that a meaningful, consistent and liquid trading market currently exists. We cannot predict whether a more active market for our common stock will develop in the future. In the absence of an active trading market:

•	Investors may have difficulty buying and selling or obtaining market quotations;

•	Market visibility for our common stock may be limited; and

•	A lack of visibility of our common stock may have a depressive effect on the market price for our common stock.

The reported high and low sale prices for the common stock are shown below for the periods indicated. The prices reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not always represent actual transactions. As of September 30, 2005, we had approximately 179 stockholders of record.

Period	High	Low

Quarter ended December 31, 2004	$0.88	$0.14
Quarter ended March 31, 2005	$0.73	$0.30
Quarter ended June 30, 2005	$0.39	$0.22
Quarter ended September 30, 2005	$0.76	$0.03

On December 1, 2005, TCOM was quoted at $0.50 per share.

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

Stockholders should be aware that, according to the Securities and Exchange Commission Release No. 34- 29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. These patterns include:

•	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•	"Boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

•	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•
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

Recent Sales Of Unregistered Securities

On October 7, 2004, Telecom entered into a stock purchase agreement with Taikang, an affiliate of the Company, for the purchase of 10,000,000 shares of the Company's common stock, par value $.001 per share for an aggregate purchase price of $2,000,000, which was paid for the purchase of software from a third party vendor directly and was classified as a non-cash item under cash flow investment.

On February 1, 2005, TCOM entered into a stock agreement with Top Rider Group Limited for the purchase of 3,500,000 shares of the Company’s common stock, par value $0.001 per share for an aggregate purchase price of $1,050,000. All such shares are restricted securities within the meaning of the Securities Act of 1933. The purchase consideration was to settle the purchase of software IBS V4.1 of $500,000 and the purchase for database of movie stars and singers content of $550,000.

On February 28, 2005, as a result of the merger and reincorporation as a Delaware company, the authorized shares of common stock and par value of the Company was increased from 80,000,000 at $0.001 to 300,000,000 at $0.001 while the authorized shares of preferred stock and par value of the Company was increased from 20,000,000 at $0.001 to 50,000,000 at $0.001.

On July 22, 2005, TCOM entered into a stock agreement with 2 consultants by giving them a consultancy fee of 3,500,000 shares of the Company’s common stock, par value $0.001 per share, for an aggregate purchase price of $840,000.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This periodic report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management. Statements in this periodic report that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”).

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

PLAN OF OPERATION

The following table shows the financial data of the consolidated statements of operations of the Company and its subsidiaries for the years ended September 30, 2005 and 2004.  The data should be read in conjunction with the audited consolidated financial statements of the Company and related notes thereto.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	September 30,		Amount
	2 0 0 5	2 0 0 4	Increase (Decrease)	Percentage

Net revenues	9,071,997	1,407,605	7,664,392	544%

Cost of sales	(3,562,531)	(634,468)	2,928,063	461%

Gross profit	5,509,466	773,137	4,736,329	613%
Operating expenses:
Allowance for bad debt	525,840		525,840
Consultancy fee	840,000	1,306,000	(466,000)	(36%)
Depreciation	1,538,763	262,027	1,276,736	487%
Salaries	252,249	431,781	(179,532)	(42%)
Other selling, general and administrative	528,609	479,869	48,740	10%

Income/ (Expense) from operations	1,824,005	(1,706,540)	3,530,545	207%

Other income/ (expense):
Interest income	699	—	699	—
Other income	4,946	553,754	(548,808)	(99%)
Interest expense	(4,004)	(1,946)	2,058	106%
Acquisition costs	—	(8,126,917)	(8,126,917)	(100%)

Total other income/ (expense)	1,641	(7,575,109)	(7,576,750)	(100%)

Income/ (loss) from operations before income taxes	1,825,646	(9,281,649)	11,107,295	120%
Provision for income taxes	—	—	—

Income/ (loss) from Before minority interest	1,825,646	(9,281,649)	11,107,295	120%

Minority interest in income of subsidiary	20,000	(35,824)	55,824	155%

Income/ (loss) from continuing operations	1,845,646	(9,317,473)	11,163,119	120%

Income/ (loss) from discontinued operations,
- Gain on disposal of subsidiary	53,431	200,000	(146,569)	(73%)
- Loss on disposal of subsidiary	—	(138,277)	138,277	(100%)
- Net income from the discontinued operations of subsidiaries	—	354,263	(354,263)	(100%)
- Net (expenses) from the discontinued operations of subsidiaries	(23,272)		23,272	—

Total income from discontinued operations	30,159	415,986	(385,827)	(93%)

Net income/ (loss)	$1,875,805	$(8,901,487)	10,777,292	121%

YEAR ENDED SEPTEMBER 30, 2005 COMPARED TO YEAR ENDED SEPTEMBER 30, 2004

Revenues increased by $ 7,664,392 due to:

•	The change of our income business model from a profit sharing percentage with our customers to fixed monthly fee income via subscription contracts with our clients.

•	The increase of our products offering and revenue, as shown below, to customers.

•	Revenues by different products for the year ended September 30, 2005 and 2004 are as follows:

	Year Ended
	September 30,
	2 0 0 5	2 0 0 4
By Products:

Total Solution & CRM System	4,078,920	582,110
SEO4Mobile	3,483,337	—
IBS 4.1 Enterprise Suite	1,008,440	—
IC Star WAP Club	435,018	—
Others	66,282	825,495

Total Revenue	9,071,997	1,407,605

During the year ended September 30, 2005, sales of the Total Solution System to Taikang Capital Managements Corporation, a principal stockholder of the Company, amounting to $1,440,000 were classified as a Related Party Transaction and the amount due from this stockholder as of September 30, 2005 was $440,000, which was classified under the caption Accounts Receivable - Affiliate.

Costs of Sales increased by $2,928,063  due primarily to:

•
The purchase of various information and entertainment content and other later stage production from raw contents and support and maintenance fees associated with the performance of our communication services, which totaled $3,367,506 for the year ended September 30, 2005.

•	Total Cost of sales by different products for the year ended September 30, 2005 and 2004 are as follows:

	Year Ended September 30,
	2005	2004
By Products:
Total Solution & CRM System	1,985,723	498,004
SEO4Mobile	1,198,450	—
IBS 4.1 Enterprise Suite		—
IC Star WAP Club	183,333	—
Others	195,025	136,464

Total Cost of Sales	3,562,531	634,468

Selling General and Administrative expenses increased by $1,205,784  due primarily to:

•	The increase in allowance for bad debt by $525,840 and the increase of depreciation charged by $1,276,736;

•	The decrease of consultancy fees by $466,000 and the decrease of salaries paid by $179,532.

Other Expenses decreased by $7,576,750 due primarily to:

Acquisition costs were recorded at $8,126,917 under Other Expenses for the year ended September 30, 2004, which represented the excess of the purchase consideration of $8,322,295 over the book value of the net assets of $195,378 acquired, amounting to $8,126,917. The Companyacquired the remaining 20% interest of IC Star together with 100% interest of Huiri Electric (Panyu) Limited (“Huiri”) in 2004 for 9,889,000 shares of TCOM common stock and 10,000,000 warrants to purchase 10,000,000 shares of TCOM common stock at $2 per share.

Interest expense was recorded at $4,004 and interest income was $699 for the year ended September 30, 2005, representing 0.04% and 0.01% of net revenue respectively.

Discontinued Operations

The Company sold its operations in Huiri on June 22, 2005. Under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the financial results of these operations were classified as discontinued operations in the accompanyingconsolidated statements of operations, net of tax, in 2005. The net  from discontinued operations was $30,159.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our currently-available working capital, after receiving the aggregate proceeds of our capital raising activities in the third quarter of fiscal year 2005 and collection of our accounts receivable, should be adequate to sustain our operations at least through the end of fiscal year 2006.

As of September 30, 2005, we had a cash balance of $2,000,847 held in the PRC and Hong Kong. We currently have no cash positions in the United States. We have been funding our operations from the receipts from customers and sales of our stock.

As of September 30, 2005 and 2004, the Company owed one stockholder and his company $113,200 and $108,205, respectively. The advances are non-interest bearing and are payable on demand.

Management has invested substantial time evaluating and considering numerous proposals for possible investments, acquisitions or business combinations, either looked for by management or presented to management by investment professionals, the Company’s advisors and others. We continue to consider acquisitions, business combinations, or start up proposals, which could be advantageous to our shareholders. No assurance can be given that any such project, acquisition or combination will be concluded, and all these actions will be approved by our Board of Directors.

Net cash provided by operations for the year ended September 30, 2005 was $2,057,260. In the future, we may use cash in our operations due to the continuing implementation of our business model and increased expenses from costs associated with being a public company.

Net cash used in investing activities for the year ended September 30, 2005 was $1,551,960, of which $1,578,550 was used for capital expenditure on the acquisition of content for IC Star WAP Club, software of IBS V 4.1 and the setup fee for the website http:// skyestar.com.

Net cash provided by financing activities for the year ended September 30, 2005 was $1,158,726. It represented an advance from a related party of $113,200, repayment to a stockholder of $57,138, addition of a finance lease of $64,102 and repayment of a finance lease of $11,438. It also represented the issuance of 3,500,000 shares of the Company's common stock, par value $.001 per share, for an aggregate purchase price of $1,050,000, which was used for an acquisition of the capital expenditure during the year.

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

Operating Risk

Currently, the Company’s revenues are primarily derived from the re-selling of software to enterprises, large corporations, and the academic sector, as well as telecom-related services to customers in the PRC. The Company hopes to expand its operations to countries outside the PRC, however, such expansion has not been commenced and there are no assurances that the Company will be able to achieve such an expansion successfully. Therefore, a downturn or stagnation in the economic environment of the PRC could have a material adverse effect on the Company’s financial condition.

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

Our Future Performance Is Dependent On Our Ability To Retain Key Personnel

Our future success depends on the continued services of executive management in the PRC. The loss of any of their services would be detrimental to us and could have an adverse effect on our business development. We do not currently maintain key-man insurance on their lives. Our future success is also dependent on our ability to identify, hire, train and retain other qualified managerial and other employees. Competition for these individuals is intense and increasing.

Our business depends significantly upon the performance of our subsidiaries, which is uncertain.

Currently, a majority of our revenues are derived via the operations of our subsidiaries. Economic, governmental, political, industry and internal company factors outside our control affect each of our subsidiaries. If our subsidiaries do not succeed, the value of our assets and the price of our common stock could decline. Some of the material risks relating to our partner companies include:

•	- our subsidiaries are located in the PRC and have specific risks associated with that;

•	- intensifying competition for our products and services, and those of our subsidiaries, which could lead to the failure of some of our subsidiaries

A visible trading market for our common stock may not develop

Our common stock is currently traded on the Over-the-Counter Bulletin Board under the symbol "TCOM". The quotation of our common stock on the OTCBB does not assure that a meaningful, consistent and liquid trading market currently exists. We cannot predict whether a more active market for our common stock will develop in the future. In the absence of an active trading market:

•	investors may have difficulty buying and selling or obtaining market quotations;

•	market visibility for our common stock may be limited; and

•	a lack of visibility for our common stock may have a depressive effect on the market price for our common stock.

•	Our stock is a penny stock and there are significant risks related to buying and owning penny stocks.

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

Our largest target market is in the PRC and there are several significant risks relating to conducting operations in the PRC. The capitalization of our business, the financial condition and results of operations are, to a significant degree, subject to economic, political and social events in the PRC.

Governmental policies in the PRC could impact our business.

Since 1978, the PRC's government has been and is expected to continue reforming its economic and political systems. These reforms have resulted in and are expected to continue to result in significant economic and social development in the PRC. Many of the reforms are unprecedented or experimental and may be subject to change or readjustment due to a number of political, economic and social factors. We believe that the basic principles underlying the political and economic reforms will continue to be implemented and provide the framework for the PRC's political and economic system. New reforms or the readjustment of previously implemented reforms could have a significant negative effect on our operations. Changes in the PRC's political, economic and social conditions and governmental policies which could have a substantial impact on our business include:

*	new laws and regulations or new interpretations of those laws and regulations;

*	the introduction of measures to control inflation or stimulate growth;

*	changes in the rate or method of taxation;

*	the imposition of additional restrictions on currency conversion and remittances abroad; and

*	any actions which limit our ability to conduct lottery operations in the PRC.

Economic policies in the PRC could negatively impact our business.

The economy of the PRC differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development in various respects, such as structure, government involvement, level of development, growth rate, capital reinvestment, allocation of resources, self-sufficiency, rate of inflation and balance of payments position. In the past, the economy of the PRC has been primarily a planned economy subject to one- year and five-year state plans adopted by central government authorities and largely implemented by provincial and local authorities. These plans set production and development targets.

Since 1978, increasing emphasis had been placed on decentralization and the utilization of market forces in the development of the PRC's economy.  Economic reform measures adopted by the PRC's government may be inconsistent or ineffectual, and we may not be able to capitalize on any reforms in all cases.  Further, these measures may be adjusted or modified in ways that could result in economic liberalization measures that are inconsistent from time to time, from industry to industry or across different regions of the country.  The PRC's economy has experienced significant growth in the past decade.  This growth, however, has been accompanied by imbalances in the PRC's economy and has resulted in significant fluctuations in general price levels, including periods of inflation.  The PRC's government has implemented policies from time to time to increase or restrain the rate of economic growth, control periods of inflation or otherwise regulate economic expansion.  While we may be able to benefit from the effects of some of these policies, these policies and other measures taken by the PRC's government to regulate the economy could also have a significant negative impact on economic conditions in the PRC with a resulting negative impact on our business.

The PRC's entry into the World Trade Organization (“WTO”) creates uncertainty.

The PRC formally became the 143rd member of the WTO, the multilateral trade body, on December 11, 2001. Entry into the WTO will require the PRC to further reduce tariffs and eliminate other trade restrictions. While the PRC’s entry into the WTO and the related relaxation of trade restrictions may lead to increased foreign investment, it may also lead to increased competition in the PRC's markets from international companies. The impact of the PRC’s entry into the WTO on the PRC's economy and our business is uncertain.

Uncertainty relating to the PRC’s legal system could negatively affect us.

The PRC has a civil law legal system. Decided court cases do not have binding legal effect on future decisions. Since 1979, many new laws and regulations covering general economic matters have been promulgated in the PRC. Despite this activity to develop the legal system, the PRC's system of laws is not yet complete. Even where adequate law exists in the PRC, enforcement of contracts based on existing law may be uncertain and sporadic and it may be difficult to obtain swift and equitable enforcement, or to obtain enforcement of a judgment by a court of another jurisdiction. The relative inexperience of the PRC's judiciary in many cases creates additional uncertainty as to the outcome of any litigation. Further, interpretation of statutes and regulations may be subject to government policies reflecting domestic political changes.

Off-Balance Sheet Arrangements

We have an off-balance sheet arrangement or commitment that will have a current effect on our financial condition and changes in financial condition in 2005.

As of the balance sheet date, the Company had a total commitment amount of $673,660, which comprises three lease agreements. The first lease commitment is the commitment of TCOM to rent the office at Suite 2412-13, Shell Tower, Times Square, 1 Matheson Street, Causeway Bay, Hong Kong with a gross area of approximately 1,514 square feet for a term of 36 months from May 1, 2005 amounting to $135,668.

The second lease commitment is the commitment of Talent Leader to rent its office at Room 1005B, Sino Plaza 255-257, Gloucestor Road, Hong Kong, for a term of 36 months from September 15, 2005 amounting to $203,608.

The third lease commitment is the commitment of 3G Dynasty to rent its office at No. 74 Shanan Road Shiqiao Panyu Guangzhou, PRC for a term of 36 months from July 1, 2005 amounting to $334,384.

ITEM 7. FINANCIAL STATEMENTS.

See “Index to Consolidated Financial Statements” for the financial statements included in this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for us.  Based upon such officers’ evaluation of these controls and procedures as of a date within 90 days of the filing of this Annual Report, and subject to the limitations noted hereinafter, the Certifying Officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this Annual Report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

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

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

The following table includes the names, positions held and ages of our executive officers and directors.

NAME	AGE	POSITION
Guosheng Liu	64	Chairman of the Board
Tim T. Chen	41	CEO, President and Director
Lijian Deng	32	Director
Victor Z. Li	33	CFO, Controller, Secretary, Treasurer and Director
Lirong Liu	25	Chief Information Officer and Director

Guosheng Liu, Chairman

Mr. Liu has more than 35 years of experience in Chinese news process and media industry in the PRC. He obtained his Master degree from Chinese Academy of Social Science. Prior to this, Mr. Liu had served Heilongjiang Daily as reporter for 7 years. After his graduation from the Chinese Academy of Social Science, Mr. Liu worked for People's Daily as Senior Reporter for the period 1981-2003. He has an extensive relationship with the media industry and government bodies.

Tim T. Chen, Chief Executive Officer, President and Director

Mr. Chen joined the Company in April 2005. He has more than 15 years of senior-level China business development, sales, marketing, operations and general management experience. He has a proven track record of developing, launching and growing new products into market leaders. Prior to joining the Company, Chen was the President of the technology investment company Great Wall Investments Co. and CEO of logistic networking company Jidata Logistic (“Jidata”) for 5 years. Prior to Jidata, he was the Vice President of Vision Applications, a laser equipment applications company for the period 1991-2000.

Lijian Deng, Director

Ms. Deng joined the Company in 1994. Ms. Deng has been responsible for management of the export department and has been accumulating administration operation experience for 10 years in international trade and corporate management. Ms. Deng attended an advanced study in FUDAN University Shanghai prior to joining the Company.

Victor Z. Li, Chief Financial Officer, Controller, Secretary, Treasurer and Director

Mr. Li joined the Company in August 2005 and has over 6 years of extensive experience in treasury management. From October 2003 through August 2005, Mr. Li was the manager of the Enterprise Finance division at Taikang Capital Managements Corp. ("Taikang"). Taikang currently holds 20 million shares of the Company’s common stock. Mr. Li started his professional career with Pacific Insurance Corp. in Yinchuan city in July 1999 as a client manager of corporate finance, a position he held until June 2003.

Lirong Liu, Chief Information Officer and Director

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

Code of Ethics

We have adopted a Code of Ethics for our Senior Financial Officers and for all of our employees.  We shall, without charge, provide to any person, upon request, a copy of our Code of Ethics for our Senior Financial Officers.  All such requests should be mailed to:  Telecom Communications, Inc., Suites 2412-13, Shell Tower, Times Square, 1 Matheson Square, Hong Kong, attention:  Victor Z. Li, Secretary, Treasurer and CFO.

As required by SEC rules, we will report within five business days the nature of any change or waiver of our Code of Ethics for our Senior Financial Officers.

ITEM 10. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth information relating to all compensation awarded to, earned by or paid by us during the past three fiscal years to: (a) our Chief Executive Officer; and (b) each of our executive officers who earned more than $100,000 during the last three fiscal periods ended September 30, 2005, 2004 and 2003:

	Annual Compensation			Long-Term Compensation
Name and Principal Position	Year	Salary($)	Bonus($)	Securities Underlying Options

Shanhe Yang CEO President	2005 2004 2003	$- $124,000 $-	-0- -0- -0-	— — —

Lijian Deng Director	2005 2004 2003	$- $124,000 $-	-0- -0- -0-	— — —

Lirong Liu Chief Information Officer and Director	2005 2004 2003	$– $124,000 $–	-0- -0- -0-	— — —

Option Grants In Last Fiscal Year

None.

Aggregated Option/SAR Exercises In Last Fiscal Year And Fiscal Year-End Option/SAR Values

None

Term Of Office

The term of office of the current directors shall continue until new directors are elected or appointed.

Employment Agreements

The Company has entered into employment agreements with management officers. The terms of the employment have been disclosed above. There are no employment contracts established with our employees in the PRC as it is not common to have employment contracts in the PRC for non-management employees.

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

Indemnification Of Officers And Directors

We indemnify to the fullest extent permitted by, and in the manner permissible under the laws of the State of Delaware, any person made, or threatened to be made, a party to an action or proceeding, whether criminal, civil, administrative or investigative, by reason of the fact that he/she is or was a director or officer of our Company, or served any other enterprise as director, officer or employee at our request. Our board of directors, in its discretion, shall have the power on behalf of the Company to indemnify any person, other than a director or officer, made a party to any action, suit or proceeding by reason of the fact that he/she is or was our employee.

Grace Motion, Inc., a company in which a former director of the Company has a beneficial interest, was terminated as a consultant under the terms of a consulting agreement dated September 15, 2005.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

(a) Security Ownership of Certain Beneficial Owners

The following table sets forth, as of December 1, 2005, information known to us relating to the beneficial ownership of shares of common stock by: each person who is the beneficial owner of more than five percent of the outstanding shares of common stock; each director; each executive officer; and all executive officers and directors as a group.

We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them except as stated therein.

Under the securities laws, a person is considered to be the beneficial owner of securities that can be acquired by him within 60 days from the date of this filing upon the exercise of options, warrants or convertible securities. We determine beneficial owner's percentage ownership by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person and which are exercisable within 60 days of the date of this filing, have been exercised or converted. As of December 1, 2005, there were 77,188,000 shares of our common stock issued and outstanding.

The following table sets forth, as of December 1, 2005, information known to us relating to the beneficial ownership of shares of common stock by: each person who is the beneficial owner of more than ten percent of the outstanding shares of common stock; each director; each executive officer; and all executive officers and directors as a group. We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them except as stated therein.

Title of Class	Name and address of beneficial owner	Number of Shares	Percent of Class
Common	Taikang Capital Managements Corporation	20,000,000	25.9%
Common	Lijian Deng	20,089,000(1)	13.1%
Common	Shanhe Yang	20,089,000(2)	13.1%
Common	Lirong Liu	20,089,000(3)	13.1%
Directors and executive officers as a group (4 persons)		10,489,000	13.6%

(1)	Consists of (i) 200,000 shares held directly by Ms. Deng (ii)(a) 9,889,000 shares of common stock plus (ii)(b) shares of common stock underlying warrants held indirectly by Auto Treasure Limited pursuant to 51% co-ownership of all shares of Auto Treasure Limited, and assumes Auto Treasure Limited does not exercise its right to purchase 10,000,000 shares at an exercise price of $2.00 pursuant to warrant issued by the Company, which expires as of March 16, 2006.

(2)
Consists of 200,000 shares held directly by Mr. Yang (i) 9,889,000 plus (ii) warrants held indirectly by Auto Treasure Limited pursuant to 51% co-ownership of all shares of Auto Treasure Limited, and assumes Auto Treasure Limited does not exercise its right to purchase 10,000,000 shares at an exercise price of $2.00 pursuant to warrant issued by the Company, which expires as of March 16, 2006.

(3)
Consists of 200,000 shares held directly by Ms. Liu (i) 9,889,000 plus (ii) warrants held indirectly by Auto Treasure Limited pursuant to 51% co-ownership of all shares of Auto Treasure Limited, and assumes Auto Treasure Limited does not exercise its right to purchase 10,000,000 shares at an exercise price of $2.00 pursuant to warrant issued by the Company, which expires as of March 16, 2006.

(b) Changes in Control

We know of no contractual arrangements which may at a subsequent date result in a change of control in the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

As of September 30, 2005 and 2004, the Company owed one stockholder and his company $113,200 and $108,205, respectively. The advances are non-interest bearing and are payable on demand.

ITEM 13. EXHIBITS.

(a) Exhibits

Exhibit Number

31.1	Rule 13a-14(a)/15d-14(a) Certification (CEO)*
31.2	Rule 13a-14(a)/15d-14(a) Certification (CFO)*
32.1	Section 1350 Certification (CEO)*
32.2	Section 1350 Certification (CFO)*

*Filed herewith.

(b) Reports on Form 8-K

Form 8-K dated August 19, 2005; and

Form 8-K dated April 15, 2005

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed by the Company's auditors for professional services rendered in connection with the audit of the Company's annual consolidated financial statements for fiscal 2005 and 2004 and reviews of the consolidated financial statements included in the Company's Forms 10-KSB for fiscal 2005 and 2004 were approximately $45,000 and $50,000, respectively.

AUDIT-RELATED FEES

The Company's auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees" above.

TAX FEES

The aggregate fees billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for fiscal 2005 and 2004, respectively.

ALL OTHER FEES

The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting, in fiscal 2005 and 2004 were $0 and $0, respectively.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 5, 2006	TELECOM COMMUNICATIONS, INC.

	By:	/s/ Tim T. Chen
Tim T. Chen
Director and CEO (Principal Executive Officer)

Date: January 5, 2006	By:	/s/ Victor Z. Li
Victor Z. Li
Principal Financial and Accounting Officer

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements:

Consolidated Balance Sheet	F-3

Consolidated Statements of Operations	F-4

Consolidated Statements of Cash Flows	F-5 to F-6

Consolidated Statements of Stockholders’ Equity	F-7

Notes to Consolidated Financial Statements	F-8 to F-18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Child, Van Wagoner & Bradshaw, PLLC
A PROFESSIONAL LIMITED LIABILITY COMPANY OF CERTIFIED PUBLIC ACCOUNTANTS

1284 W. Flint Meadow Dr., Suite D, Kaysville, UT 84037	PHONE: (801) 927-1337 FAX: (801) 927-1344
5296 S. Commerce Dr., Suite 300, Salt Lake City, UT 84107	PHONE: (801) 281-4700 FAX: (801) 281-4701

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
Telecom Communications, Inc.
Times Square, Hong Kong

We have audited the accompanying consolidated balance sheet of Telecom Communications, Inc. (a development stage company) and subsidiaries as of September 30, 2005, and the related statements of operations, stockholders’ equity, and cash flows for the years ended September 30, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Telecom Communications, Inc. and subsidiaries as of September 30, 2005, and the results of its operations and its cash flows for the years ended September 30, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
January 4, 2006

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

September 30,
2 0 0 5
Assets
Current assets
Cash and cash equivalents	$2,000,847
Accounts receivable - affiliate	440,000
- others, less allowance for bad debt of $525,840	2,492,000
Due from related party	91,643
Prepaid expenses and other current assets	693,995

Total current assets	5,718,485

Property, plant and equipment, net	4,357,231

Total assets	$10,075,716

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	1,087,962
Accrued expenses	287,126
Finance lease – current portion	20,761
Due to related company	113,200
Total current liabilities	1,509,049

Commitments and contingencies (refer to note 8)

Non-current liabilities
Loan payable	108,205
Finance lease	31,903
Total non-current liabilities	140,108

Stockholders' equity
Preferred stock ($.001 Par Value: 50,000,000 shares authorized;
no shares issued and outstanding)
Common stock ($.001 Par Value: 300,000,000 shares authorized
77,188,000 shares issued and outstanding)	77,188
Additional paid in capital	15,912,406
Accumulated other comprehensive income	246
Accumulated deficit	(7,563,281)

Total stockholders’ equity	8,426,559

Total liabilities and stockholders' equity	$10,075,716

The accompanying notes are an integral part of the consolidated financial statements.

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	September 30,
	2 0 0 5	2 0 0 4
Net revenues - affiliate	1,440,000	390,000
others	7,631,997	1,017,605
	9,071,997	1,407,605

Cost of sales	(3,562,531)	(634,468)

Gross profit	5,509,466	773,137
Operating expenses:
Allowance for bad debt	525,840
Consultancy fee	840,000	1,306,000
Depreciation	1,538,763	262,027
Salaries	252,249	431,781
Other selling, general and administrative	528,609	479,869
Total operating expenses	3,685,461	2,479,677

Income/ (loss) from operations	1,824,005	(1,706,540)

Other income/ (expense):
Interest income	699	—
Other income	4,946	553,754
Interest expense	(4,004)	(1,946)
Acquisition costs	—	(8,126,917)

Total other income (expense)	(1,641)	(7,575,109)

Income/ (loss) from operations	1,825,646	(9,281,649)
before income taxes
Provision for income taxes	—	—

Income/ (expense) from continuing operations before minority interest	1,825,646	(9,281,649)

Minority interest in loss (income) of subsidiary	20,000	(35,824)

Income/ (loss) from continuing operations	1,845,646	(9,317,473)

Income/ (loss) from discontinued operations,
- Gain on disposal of subsidiary	53,431	200,000
- Loss on disposal of subsidiary	—	(138,277)
- Net income from the discontinued operations of subsidiaries	—	354,263
- Net (expenses) from the discontinued operations of subsidiaries	(23,272)	—

Total income from discontinued operations	30,159	415,986

Net income/ (loss)	$1,875,805	$(8,901,487)

The accompanying notes are an integral part of the consolidated financial statements

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	September 30,
	2 0 0 5	2 0 0 4
Cash flows from operating activities
Net income (loss)	1,875,805	(8,901,487)

Adjustments to reconcile net income (loss) to net cash provided by operating activities :
Depreciation - continuing operations	1,538,763	262,027
Depreciation - discontinued operations	—	207,073
Loss on disposal of equipment	208,476	150,310
Allowance for bad debt	525,840
Minority interest	(20,000)	310,489
Interest income	(699)	—
Acquisition cost	—	8,126,917
Common stock issued for services	840,000	1,740,000
Gain on disposal of subsidiary	(53,431)	(200,000)
Loss on disposal of subsidiary	—	138,277

Changes in operating assets and liabilities :
Accounts receivable	(3,212,901)	1,010,260
Inventory of real estate held for sale	(21,065)	(33,965)
Costs and estimated earnings in excess of billings on uncompleted contracts	—	(3,043,649)
Retention receivables	-	(669,995)
Due from related party	(86,316)	(4,153)
Prepaid and other current assets	(654,626)	425,069
Other assets	—	11,983
Accrued payable and accrued expenses	1,117,414	762,494
Customer deposits	—	233,351
Billings in excess of costs and estimated earnings on uncompleted contract	—	37,740

Net cash provided by operating activities	2,057,260	562,741

Cash flows from investing activities
Capital contribution by minority interest	20,000	—
Proceeds from sales of discontinued operations	6,410	200,000
Sales proceeds of disposal of subsidiary net of cash	(519)	(1,343,810)
Interest income	699	—
Capital expenditure	(1,578,550)	(636,429)

Net cash flows (used in) investing activities	(1,551,960)	(1,780,239)

The accompanying notes are an integral part of the consolidated financial statements

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - CON’T

	For the Year Ended
	September 30,
	2 0 0 5	2 0 0 4
Cash flows from financing activities
Due to related party	113,200	69,117
Due to stockholder	(57,138)	304,063
Proceeds from loan payable	—	20,000
Additions of finance lease	64,102	—
Repayment of finance lease	(11,438)	—
Proceeds from issuance of common stock	1,050,000	—

Net cash flows provided by financing activities:	1,158,726	393,180

Effect of exchange rate changes in cash	114	5,590

Net increase (decrease) in cash	1,664,140	(818,728)

Cash - beginning of year	336,707	1,155,435

Cash - end of year	2,000,847	336,707

Supplemental disclosure of cash flow information:
Non cash investing and financing activities:
Common stock issued for acquisition of software	$2,000,000	$1,500,000
Common stock issued for payment of consultancy fee	$840,000	—
Accounts receivable used for acquisition of software	$317,295	—

The accompanying notes are an integral part of the consolidated financial statements

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock $.001 Par Value		Additional Paid In	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Number of Shares	Amount	Capital
		$	$	$	$	$
Balance, September 30, 2003	37,299,000	37,299	—	(537,599)	(7,166)	(507,466)

Shares issued at $.62 per share with 10 million warrants at $2.00 each - March 16, 2004	9,889,000	9,889	8,312,406			8,322,295

Shares issued at $.62 per share - April 12, 2004	2,600,000	2,600	1,609,400			1,612,000

Shares Issued at $.32 per share - June 12, 2004	400,000	400	127,600			128,000

Shares Issued at $.20 per share - July 22, 2004	2,500,000	2,500	497,500			500,000

Shares Issued at $.20 per share - July 22, 2004	7,500,000	7,500	1,492,500			1,500,000

Net loss for the year ended September 30,				(8,901,487)		(8,901,487)

Comprehensive income - unrealized loss on foreign currency translation	—	—	—	—	7,299	7,299

Balance, September 30, 2004	60,188,000	60,188	12,039,406	(9,439,086)	133	2,660,641

Shares issued at $.20 per share - October 7, 2004	10,000,000	10,000	1,990,000			2,000,000

Shares issued at $.30 per share - February 1, 2005	3,500,000	3,500	1,046,500			1,050,000

Shares issued at $.24 per share - July 22, 2005	3,500,000	3,500	836,500			840,000

Net income for the year ended September 30,				1,875,805		1,875,805

Comprehensive income - unrealized loss on foreign currency translation	—	—	—	—	—	113

Balance, September 30, 2005	77,188,000	77,188	15,912,406	(7,563,281)	246	8,426,559

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS DESCRIPTION AND ORGANIZATION

DESCRIPTION OF BUSINESS

Telecom Communications, Inc. and its subsidiaries, hereafter the "Company" or "TCOM", located in the PRC, is an information and entertainment service provider to the PRC market. We sell our products to the Telecommunication Service Providers, (“SP”) who then in turn supply our content, through various telecommunication providers, to the end user. Our products sold to the SP market in the PRC are a combination of an integrated communications network solutions and entertainment and lifestyle content. Our products serve the voice, video, data, web and mobile communication markets.
We have organized our operations into two principal business segments. Our information and entertainment service provider products described above, is our primary business segment. Our other business segment is our revenue derived from our public relations work, through our 60% owned subsidiary Talent Leader Entertainment and Production Limited. The revenue from our public relations work was not significant for the year ended September 30, 2005.

ORGANIZATION

TELECOM COMMUNICATIONS, INC.

TCOM was incorporated on January 6, 1997 in the State of Indiana. The Company has changed its state of incorporation from Indiana to Delaware, effected by a merger into a Delaware Corporation with the same name on February 28, 2005. The surviving Delaware company, succeeds to all the rights, properties and assets and assumes all of the liabilities.

ARRAN SERVICES LIMITED

On September 30, 2003, TCOM consummated a Stock Purchase Agreement with Arran Services Limited ("Arran") and its sole shareholder (the "majority shareholder"), for the acquisition of all of the capital stock of Arran, a British Virgin Islands corporation. Its principal activity was investment holding and it held 100% shareholding of IC Star MMS Limited (“IC Star”).

IC STAR MMS LIMITED

IC Star, formerly known as Sino Super Limited, was established in December 1991. IC Star links entertainment and lifestyle information to local communities across the PRC.

On March 16, 2004, Arran acquired from Auto Treasure Holdings Limited, an entity 100% owned by the majority shareholder, the remaining 20% interest of IC Star together with 100% interest of Huiri Electric (Panyu) Limited (“Huiri”) for a consideration of 9,889,000 shares of TCOM common stock and 10,000,000 warrants to purchase 10,000,000 shares of TCOM common stock at $2 per share.

As a result, as of March 16, 2004, Arran owned 100% of IC Star and Huiri. This transfer was deemed to be a transfer between entities under common control and was therefore recorded on the Company's records at its historical cost basis. In connection with the new issuance of 9,889,000 shares of TCOM common stock and 10,000,000 warrants, which expire March 15, 2006, the excess of the purchase consideration of $8,322,295 over the book value of the net assets of $195,378 acquired amounted to $8,126,917 and was recorded in the consolidated statement of operations as an acquisition expense.

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

ALPHA CENTURY HOLDINGS LIMITED

On December 15, 2003, the Company formed Alpha Century Holdings Limited ("Alpha"), a wholly owned subsidiary of the Company, in the British Virgin Islands. Alpha commenced its business on July 1, 2004 and its principal activity was providing total solution software with entertainment and lifestyle information and providing a mobile message service platform.

PANYU NO.6 CONSTRUCTION COMPANY

Panyu No.6 Construction Company (“Panyu”), was a 60% owned subsidiary located in Guangzhou, PRC, and its business was an integrated construction company. The Company sold all its interests in Panyu on April 16, 2004 with the net loss on the disposal of $145,622. Panyu’s operating income for the year ended September 30, 2004 of $489,192 was shown as Discontinued Operations in the consolidated statements of income.

HUIRI ELECTRIC (PANYU) LIMITED

Huiri Electric (Panyu) Limited (“Huiri”), a corporation established in the PRC, was a wholly owned subsidiary of Arran since March 16, 2004 and its principal activity was trading of electric lightings. On March 31, 2004, Arran sold all its interests in Huiri to Alpha for approximately $13,000.

On June 22, 2005, Alpha sold all its interests in Huiri with a net gain on the disposal of $53,431. Huiri’s operating expenses for the year ended September 30, 2005 of $23,272 was shown as Discontinued Operations in the consolidated statements of income and $29,799 for the year ended September 30, 2004.

3G DYNASTY INC.

On February 21, 2005, the Company formed 3G Dynasty Inc. (“3G Dynasty”), a wholly owned subsidiary of the Company, in the British Virgin Islands. 3G Dynasty commenced its business on April 1, 2005 and its principal activity was providing entertainment content for 3G mobile and Internet use.

ISLAND MEDIA INTERNATIONAL LIMITED

On June 2, 2005, the Company formed Island Media International Limited (“Island Media”), a wholly owned subsidiary of the Company, in the British Virgin Islands. Island Media commenced its business on July 11, 2005 and its principal activity was as an investment holding company. Island Media currently holds 60% of the shares of Talent Leader Entertainment & Productions Limited (“Talent Leader”).

TALENT LEADER ENTERTAINMENT & PRODUCTIONS LIMITED

On July 20, 2005, Island Media subscribed 60% of the shares of Talent Leader, a limited company in Hong Kong. Talent Leader commenced its business on August 1, 2005 and its principal activity was as a public relations agent to artists.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The consolidated financial statements of the Company, include the accounts of TCOM and its subsidiaries, namely Arran, Alpha, IC Star, 3G Dynasty, and Talent Leader together with the accounts of Panyu and Huiri that were classified under Income from discontinued operations in 2005 and 2004. The consolidated statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All significant intercompany transactions have been eliminated.

CASH AND CASH EQUIVALENTS

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at time of purchase to be cash equivalents. All cash is held in banks located in Hong Kong.

TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts represents the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable balance. The Company determines the allowance for doubtful accounts based upon historical write-off experience and current economic conditions. The Company reviews the adequacy of its allowance for doubtful accounts on a regular basis. Receivable balances past due over 90 days, which exceed a specified dollar amount, are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers.

CREDIT RISK AND CUSTOMERS

We have a concentration of customers in our information service provider business segment market. We are diligent in attempting to ensure that we issue credit to credit-worthy customers. However, our customer base is small and our accounts receivable balances are usually over 90 days outstanding, and that exposes us to significant credit risk. Therefore, a credit loss can be very large relative to our overall profitability.

During the year ended September 30, 2005 we had 7 customers, that individually accounted for more than 10% of revenues, which totaled $9,005,715, representing 99% of our total revenue. The loss of these customers, individually or in the aggregate, could have a material impact on our results of operations.

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REGULATION OF TELECOMMUNICATION SERVICES IN THE PRC

The telecommunications industry, including certain wireless value-added services, is highly-regulated in the PRC. Regulations issued or implemented by the State Council, the Ministry of Information Industries, and other relevant government authorities cover many aspects of telecommunications network operations.

PROPERTY AND EQUIPMENT

Property and equipment is located in the PRC and is recorded at cost. Depreciation is calculated using the straight-line method over the expected useful life of the asset. The Company generally uses the following depreciable lives for its major classifications of property and equipment:

Description	Useful Lives

Computer hardware	3 years

Computer software	3 years

Web site	3 years

Motor Vehicles	3 years

Furniture and fixtures	5 years

Leasehold improvements	5 years

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

RELATED PARTY AND STOCKHOLDERS' LOANS

The caption "Due to Related Company" on the consolidated Balance Sheet consists of loans that are unsecured, non-interest bearing and have no fixed terms of repayment, and therefore, are deemed payable on demand.

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

SIGNIFICANT ESTIMATES

Several areas require management's estimates relating to uncertainties for which it is reasonably possible that there will be a material change in the near term. The more significant areas requiring the use of management estimates  related to valuation of the useful lives of the Company's equipment and valuation of contingent liabilities and the valuation of stock issued for services.

EARNINGS PER SHARE

Basic earnings per common share (“EPS”) is calculated by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are calculated by adjusting the weighted average outstanding shares, assuming conversion of all potentially dilutive common stock equivalents. The numerators and denominators used in the basic and diluted EPS of common stock computations are presented in the following table:

	Year ended September 30,
	2005	2004
NUMERATOR FOR BASIC AND DILUTED LPS
Income (loss) from continuing operations	$1,845,646	$(9,317,473)
Income from discontinued operations	30,159	415,986
Net income (loss) to common stockholders	$1,875,805	$(8,901,487)

DENOMINATOR FOR BASIC AND DILUTED LPS
Weighted average shares - basic	72,978,411	45,919,882
Weighted average shares - fully diluted	82,978,411	45,919,882

EPS from continuing operations - basic	$0.03	$(0.20)
EPS from discontinued operations - basic	-	0.01
Total EPS - basic	$0.03	$(0.19)

EPS from continued operations - fully diluted	$0.02	$(0.20)
EPS from discontinued operations - fully diluted	-	0.01
Total EPS - fully diluted	$0.02	$(0.19)

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EARNINGS PER SHARE (CONTINUED)

Common stock equivalents, including stock warrants to purchase an aggregate of 10,000,000 shares at September 30, 2005, are included in the diluted earnings per share for the year ended September 30, 2005. The warrants are exercisable 2 years from the issuance date of March 16, 2004 at exercise prices of $2 per share. All of the warrants expire on March 15, 2006.

REVENUE RECOGNITION

The Company recognizes revenues in accordance with the guidelines of the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104 “Revenue Recognition”.  The Company recognizes revenues principally from the sale of the rights to use its database of entertainment contents with software applications or the subscription of its software applications at the beginning of each month that the services are rendered.

For our information service provider products, we recognize revenues principally from the sale or monthly subscription of our products to the SP in the PRC. Our monthly subscriptions are not structured as a multiple element transaction, but are charged as one fixed price for all software and content provided.

SOFTWARE DEVELOPMENT COSTS

We account for our software development costs in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed.”  Under SFAS No. 86, we expense software development costs as incurred until we determine that the software is technologically feasible.  Once we determine that the entertainment software is technologically feasible and we have a basis for estimating the recoverability of the development costs from future cash flows, we capitalize the remaining software development costs until the software product is released. For the years ended September 30, 2005 and 2004, we have purchased all of our software from third parties.

Once we release our software as entertainment content, we commence amortizing the related capitalized software development costs. The Company records amortization expense as a component of selling, general and administrative expense. We calculate the amortization of software development costs using two different methods, and then amortize the greater of the two amounts. Under the first method, the Company divides the current period gross revenue for the released software by the total of current period gross revenue and anticipated future gross revenue for the software and then multiplies the result by the total capitalized software development costs. Under the second method, the Company divides the software’s total capitalized costs by the number of periods in the software’s estimated economic life up to a maximum of twelve months. Differences between the Company’s actual gross revenues and what it projected may result in adjustments in the timing of amortization. If we deem a title’s capitalized software development costs unrecoverable based on our expected future gross revenue and corresponding cash flows, we write off the costs and record the charge to development expense or cost of revenue, as appropriate.

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FOREIGN CURRENCY TRANSLATION

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with the Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation," and are included in determining net income or loss.

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

The Company has determined Hong Kong dollars to be the functional currency of Arran, Alpha, IC Star and 3G Dynasty, and the PRC Chinese Yuan Renminbi to be the functional currency of Huiri and Panyu. The financial statements of the subsidiaries are translated to United States dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. The cumulative translation adjustment and effect of exchange rate changes at September 30, 2005 were $246.

COMPREHENSIVE INCOME (Loss)

Comprehensive income (loss) includes changes to equity accounts that were not the result of transactions with shareholders. Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income and loss items. The Company’s comprehensive income and losses generally consist of changes in the fair value of changes in the cumulative foreign currency translation adjustment.

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

STOCK-BASED COMPENSATION

The Company accounts for stock options issued to employees in accordance with the provisions of the Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS 148, "Accounting for Stock-Based Compensation -Transition and Disclosure", which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied. The Company accounts for stock options and stock issued to non-employees for goods or services in accordance with the fair value method of SFAS 123.

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3.	PROPERTY AND EQUIPMENT

Property and equipment, which is located in the PRC, consisted of the following at September 30, 2005:

Computer hardware	$129,202

Computer software	4,897,295

Web site	500,000

Motor vehicles	232,410

Furniture and fixtures	35,958

Leasehold improvements	210,183
6,005,048

Less: accumulated depreciation	(1,647,817)
4,357,231

4.       RELATED PARTY TRANSACTIONS

A stockholder of the Company and his company advanced funds to TCOM for working capital purposes. As of September 30, 2005 and 2004, TCOM owed the stockholder and his company amounts totaling $113,200 and $108,205, respectively. The advances are non-interest bearing and are payable on demand and are both shown as current liabilities.

Grace Motion, Inc. a company in which a former officer of the Company has a beneficial interest, was paid a consulting fee amounting to $34,615.

The Company signed a 3-year contract with Taikang Capital Managements Corporation (Taikang”), a principal stockholder of the Company for total solution software on July 1, 2005. During the year ended September 30, 2005, the Company recognized income from Taikang amounting to $1,440,000. The amount due from the stockholder at September 30, 2005 of $440,000 was classified under the caption “Accounts receivable - affiliate”.

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
5.	STOCK TRANSACTIONS

On October 7, 2004, Telecom entered into a stock purchase agreement with Taikang, an affiliate of the Company, for the purchase of 10,000,000 shares of the Company's common stock, par value $.001 per share for an aggregate purchase price of $2,000,000, which was paid for the purchase of software from a third party vendor directly and was classified as a non-cash item under cash flow statement.

On February 1, 2005, TCOM entered into a stock agreement with Top Rider Group Limited for the purchase of 3,500,000 shares of the Company’s common stock, par value $0.001 per share for an aggregate purchase price of $1,050,000. All such shares are restricted securities within the meaning of the Securities Act of 1933. The purchase consideration was to settle the purchase of software IBS V4.1 of $500,000 and the purchase for database of movie stars and singers content of $550,000.

On February 28, 2005, as a result of the merger and reincorporation as a Delaware company, the authorized shares of common stock and par value of the Company was increased from 80,000,000 at $0.001 to 300,000,000 at $0.001 while the authorized shares of preferred stock and par value of the Company was increased from 20,000,000 at $0.001 to 50,000,000 at $0.001.

On July 22, 2005, TCOM entered into a stock agreement with 2 consultants by giving them a consultancy fee of 3,500,000 shares of the Company’s common stock, par value $0.001 per share for an aggregate purchase price of $840,000.

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

No provision for Hong Kong profits tax is made for the Company’s income as all income is sourced outside Hong Kong. All revenue is derived from customers that are BVI companies and we have determined, on a good faith basis, that there are no profits tax in Hong Kong or for the PRC.

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

7.	RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”. SFAS 123(R) is a revision of SFAS No., 123, “Accounting for Stock Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Among other items SFAS 123(R) eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The Company began recognizing compensation expense for the fair value of stock-based compensation in its financial statements in accordance with SFAS 123 in 2003. The effective date of SFAS 123 (R) is the first annual reporting period beginning after June 15, 2005. The adoption of SFAS 123 (R) is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2005, the SEC staff issued additional guidance on SFAS 123 (R) in the form of Staff Accounting Bulletin (“SAB”) No. 107. SAB 107 was issued to assist preparers by simplifying some of the implementation challenges of FAS 123 (R) while enhancing the information that investors receive. SAB 107 creates a framework that is premised on two themes: (a) considerable judgment will be required by preparers to successfully implement FAS 123 (R), specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee share options. Key topics covered by SAB 107 include: (a) valuation models - SAB 107 reinforces the flexibility allowed by FAS 123 (R) to choose an option-pricing model that meets the standard’s fair value measurement objective; (b) expected volatility - the SAB provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility in estimating expected volatility; and (c) expected term - the new guidance includes examples and some simplified approaches to determining the expected term under certain circumstances. The Company will apply the principles of SAB 107 in conjunction with its adoption of SFAS 123 (R) but does not believe its adoption will have material impact on the Company’s financial statements or results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 did not have a material impact on the Company's financial statements or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, ("FIN 46"),Consolidation of Variable Interest Entities ("VIE"). Until this interpretation,the Company generally included entities in its consolidated financial statementsonly if it controlled the entity through voting interests. FIN No. 46 requires avariable interest entity, as defined, to be consolidated by a company if thatcompany is subject to a majority of the risk of loss from the variable interestentity's activities or entitled to receive a majority of the entity's residualreturns. FIN No. 46 is effective for reporting periods ending after December 15,2003. The adoption of FIN No. 46 did not have a material impact on the Company'sConsolidated Financial Statements as of September 30, 2005.

In March 2005, FASB issued FASB Interpretation (“FIN”) No. 47, ”Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term “Conditional Asset Retirement Obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligation,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a Conditional Asset Retirement Obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Management does not believe the adoption of FIN 47 will have a material affect on the Company’s financial position, results of operations or cash flows.

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

7. RECENT ACCOUNTING PRONOUNCEMENTS - CON’T

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”), which replaced Accounting Principles Board Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principles. It requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact on the Company’s operations will depend on future accounting pronouncements or changes in accounting principles.

8. COMMITMENTS AND CONTINGENCIES - LEASE OBLIGATIONS

Operating Leases
Lessee Costs - In the normal course of business, the Company leases office space under operating lease agreements. The Company rents office space, primarily for regional sales administration offices, in commercial office complexes that are conducive to administrative operations. The operating lease agreements generally contain renewal options that may be exercised at the Company’s discretion after the completion of the base rental term. In addition, many of the rental agreements provide for regular increases to the base rental rate at specified intervals, which usually occur on an annual basis. As of September 30, 2005, the Company had operating leases that have remaining terms of 34 months. The following table summarizes the Company’s future minimum lease payments under operating lease agreements as of September 30, 2005 :

Year ended September, 30
2006	$237,080
2007	245,863
2008	190,717
$673,660

The Company recognizes lease expense on a straight-line basis over the life of the lease agreement. Contingent rent expense is recognized as it is incurred. Total rent expense in continuing operations from operating lease agreements was $61,726 and $20,414 for fiscal years 2005 and 2004.

9.	STOCK PLAN

On June 8, 2005, the Registration Statement on Form S-8 was filed by the Company with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended (the “Securities Act”), for registration under said Securities Act of an additional 30,000,000 shares of common stock in connection with the Company's 2005 Stock Awards Plan (the “Plan”).

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

There were 3,500,000 shares issued under the Company's 2005 Stock Awards Plan as of September 30, 2005 that were described on note 5 to the consolidated financial statements.