Form 10QSB
period 2005-12-31
TELECOM COMMUNICATIONS INC
filed 2006-02-21
CIK 1139570

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ________ to ________

Commission file number 333-62236

TELECOM COMMUNICATIONS, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	35-2089848
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suites 2412-13 Shell Tower, Times Square, 1 Matheson Street, Causeway Bay, Hong Kong (Address of principal executive offices)
(852)2782 0983 Issuer's telephone number

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 82,188,000 shares of Common Stock, $.001 Par Value Per Share, outstanding as of February 1, 2006.
Transitional Small Business Disclosure Format (Check One): Yes ☐  No ☒

TABLE OF CONTENTS

Page
PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of December 31, 2005

Condensed Consolidated Statements of Income and Comprehensive Income for the Three Months Ended December 31, 2005 and 2004

Condensed Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2005 and 2004

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

ITEM 3.	CONTROLS AND PROCEDURES

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.	OTHER INFORMATION

ITEM 6.	EXHIBITS

SIGNATURES

PART I. FINANCIAL INFORMATION

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

ITEM 1. FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS	December 31,
2005
(Unaudited)
Current assets:
Cash and cash equivalents	$1,114,593
Accounts receivable - affiliate	800,000
- others, less allowance for bad debt of $645,000	4,538,916
Prepaid expenses and other current assets	2,095,177

Total current assets	8,548,686

Property, plant and equipment, net	3,933,444

Total assets	$12,482,130

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,217,309
Finance lease - current portion	20,761
Due to related companies	90,743

Total Current Liabilities	1,328,813

Commitments and contingencies (refer to note 7)
Non-current liabilities:
Loan payable - related party	108,205
Finance lease	26,849

Total non-current liabilities	135,054

Total liabilities	1,463,867

Stockholders' equity :
Preferred stock ($.001 Par Value: 50,000,000 shares authorized;
no shares issued and outstanding)	-
Common stock ($.001 Par Value: 300,000,000 shares authorized
82,188,000 shares issued and outstanding)	82,188
Additional paid in capital	18,117,406
Accumulated other comprehensive income	249
Accumulated deficit	(7,181,580)

Total stockholders' equity	11,018,263

Total liabilities and stockholders' equity	$12,482,130

The accompanying notes are an integral part of the condensed consolidated financial statements.

2

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME
AND COMPREHENSIVE INCOME

	Three Months Ended December 31,
	2005	2004
	(unaudited)	(unaudited)
Revenue:
Net revenues - affiliate	$360,000	$211,530
- others	3,968,099	1,363,808

	4,328,099	1,575,338

Cost of sales	(683,339)	(786,557)

Gross profit	3,644,760	788,781

Operating expenses:
Allowance for bad debt	119,160	-
Depreciation	496,116	(316,457)
Salaries	259,747	-
Stock-based compensation expenses	2,210,000	-
Other selling, general and administrative
Administrative expenses	188,741	116,511

Total operating expenses costs	3,273,764	432,968

Income from operations	370,996	355,813

Other income/ (expense):
Interest income	1,279	112
Other income	10,288	7,590
Interest expense	(862)	(550)

Total other income	10,705	7,152

Net income	$381,701	$362,965
Other comprehensive income
Foreign currency translation difference	3	115

Comprehensive income	$381,704	$363,080

Earnings per Common Share:
Basic	$0.01	$0.01
Fully diluted	$0.01	$0.01

Weighted Average Common Share:
Outstanding - Basic	77,677,000	69,529,000
Outstanding - Fully diluted	87,677,000	79,529,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

3

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended December 31,
	2005	2004
	(unaudited)	(unaudited)

Cash flows from operating activities:

Net cash (used in) provided by operating activities	(788,149)	64,851

Cash flows from investing activities:

Interest income	1,279	-
Capital expenditure	(71,875)	(67,672)

Net cash (used in) investing activities	(70,596)	(67,672)

Cash flows from financing activities:
Due to related party	(22,457)	(3,162)
Repayment of finance lease	(5,055)	(6,137)

Net cash (used in) financing activities	(27,512)	(9,299)

Effect of exchange rate changes in cash	3	115

Net (decrease) in cash and cash equivalents	(886,254)	(12,005)

Cash and cash equivalents - beginning of period	2,000,847	336,707

Cash and cash equivalents - end of period	$1,114,593	$324,702

Supplemental disclosure of cash flow information:

Non cash investing and financing activities:

Common stock issued for acquisition of software	$-	$2,000,000

Common stock issued for payment of compensation expenses	$2,210,000	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

4

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

GENERAL

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation in order to make the financial statements not misleading have been included. The accounts of the Company and all of its subsidiaries are included in the unaudited interim condensed consolidated financial statements. All significant intercompany accounts and transactions are eliminated in consolidation. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ending September 30, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended September 30, 2005.

1. BUSINESS DESCRIPTION AND ORGANIZATION

DESCRIPTION OF BUSINESS

Telecom Communications, Inc. ("TCOM") and its subsidiaries (collectively with TCOM, the "Company"), located in the People's Republic of China (the "PRC"), is an information and entertainment service provider to the PRC market. Our products are sold to customers as channel resellers who then resell our products to the telecommunication service providers ("SP"), who then in turn supply our content, through various telecommunication providers, to the end user. Our products distributed to the SP market in the PRC are a combination of an integrated communications network solutions and entertainment and lifestyle content. Our products serve the voice, video, data, web and mobile communication markets.

We have organized our operations into two principal business segments. Our information and entertainment service provider products, described above, is our primary business segment. Our other business segment is our revenue derived from our public relations work, through our 60%-owned subsidiary, Talent Leader Entertainment and Production Limited. The revenue from our public relations work was not significant for the three months ended December 31, 2005.

ORGANIZATION

TELECOM COMMUNICATIONS, INC.

TCOM was incorporated on January 6, 1997 in the State of Indiana. TCOM has changed its state of incorporation from Indiana to Delaware, effected by a merger into a Delaware Corporation with the same name on February 28, 2005. The surviving Delaware company succeeds to all the rights, properties and assets and assumes all of the liabilities.

ARRAN SERVICES LIMITED

As at December, 2005, the principal activity of Arran Services Limited (“Arran”) is investment holding and it held 100% shareholding of IC Star MMS Limited ("IC Star").

IC STAR MMS LIMITED

IC Star, formerly known as Sino Super Limited, was established in December 1991. IC Star links entertainment and lifestyle information to local communities across the PRC.  On March 16, 2004, IC Star became the wholly owned subsidiary of Arran.

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

ALPHA CENTURY HOLDINGS LIMITED

On December 15, 2003, TCOM formed Alpha Century Holdings Limited ("Alpha"), a wholly owned subsidiary of TCOM, in the British Virgin Islands. Alpha commenced its business on July 1, 2004 and its principal activity was providing total solution software with entertainment and lifestyle information and providing a mobile message service platform. Most of the company’s business is presently conducted through Alpha.

3G DYNASTY INC.

On February 21, 2005, TCOM formed 3G Dynasty Inc. ("3G Dynasty"), a wholly-owned subsidiary of TCOM, in the British Virgin Islands. 3G Dynasty commenced its business on April 1, 2005 and its principal activity was providing entertainment content for 3G mobile and Internet use.

ISLAND MEDIA INTERNATIONAL LIMITED

On June 2, 2005, TCOM formed Island Media International Limited ("Island Media"), a wholly-owned subsidiary of TCOM, in the British Virgin Islands. Island Media commenced its business on July 11, 2005 and its principal activity was as an investment holding company. Island Media currently holds 60% of the shares of Talent Leader Entertainment & Productions Limited ("Talent Leader").

TALENT LEADER ENTERTAINMENT & PRODUCTIONS LIMITED

On July 20, 2005, Island Media subscribed 60% of the shares of Talent Leader, a limited company in Hong Kong. Talent Leader commenced its business on August 1, 2005 and its principal activity was as a public relations agent to artists.

CONTROL BY PRINCIPAL STOCKHOLDERS

The directors, executive officers and their affiliates or related parties, own beneficially and in the aggregate, the majority of the voting power of the outstanding shares of the common stock of TCOM. Accordingly, the directors, executive officers and their affiliates, if they voted their shares uniformly, would have the ability to control the approval of most corporate actions, including increasing the authorized capital stock of TCOM and the dissolution, merger or sale of TCOM's assets or business.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The condensed consolidated financial statements of the Company include the accounts of TCOM and its subsidiaries, namely Arran, Alpha, IC Star, 3G Dynasty, Island Media and Talent Leader. The condensed consolidated statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All significant intercompany transactions have been eliminated.

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

During the three months ended December 31, 2005 we had 6 customers, each of which individually accounted for more than 10% of our revenues, and totaling $4,197,247, representing 97% of our total revenue. The loss of these customers, individually or in the aggregate, could have a material impact on our results of operations.

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

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

RELATED PARTY AND STOCKHOLDERS' LOANS

The caption "Due to Related Company" on the condensed consolidated Balance Sheet consists of loans that are unsecured, non-interest bearing and have no fixed terms of repayment, and therefore, are deemed payable on demand.

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

Common stock equivalents, including stock warrants to purchase an aggregate of 10,000,000 shares at December 31, 2005, are included in the diluted earnings per share for the three months ended December 31, 2005. The warrants are exercisable 2 years from the issuance date of March 16, 2004 at exercise prices of $2 per share. All of the warrants expire on March 15, 2006.

REVENUE RECOGNITION

The Company recognizes revenues in accordance with the guidelines of the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 104 "Revenue Recognition".  The Company recognizes revenues principally from the sale of the rights to use its database of entertainment contents with software applications or the subscription of its software applications at the beginning of each month that the services are rendered.

For our information service provider products, we recognize revenues principally from the sale or monthly subscription of our products to the SP in the PRC. Our monthly subscriptions are not structured as a multiple element transaction, but are charged as one fixed price for all software and content provided.

SOFTWARE DEVELOPMENT COSTS

We account for our software development costs in accordance with SFAS No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed."  Under SFAS 86, we expense software development costs as incurred until we determine that the software is technologically feasible.  Once we determine that the entertainment software is technologically feasible and we have a basis for estimating the recoverability of the development costs from future cash flows, we capitalize the remaining software development costs until the software product is released. For the years ended September 30, 2005 and 2004, we have purchased all of our software from third parties.

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Once we release our software as entertainment content, we commence amortizing the related capitalized software development costs. The Company records amortization expense as a component of selling, general and administrative expense. We calculate the amortization of software development costs using two different methods, and then amortize the greater of the two amounts. Under the first method, the Company divides the current period gross revenue for the released software by the total of current period gross revenue and anticipated future gross revenue for the software and then multiplies the result by the total capitalized software development costs. Under the second method, the Company divides the software's total capitalized costs by the number of periods in the software's estimated economic life up to a maximum of twelve months. Differences between the Company's actual gross revenues and what it projected may result in adjustments in the timing of amortization. If we deem a title's capitalized software development costs unrecoverable based on our expected future gross revenue and corresponding cash flows, we write off the costs and record the charge to development expense or cost of revenue, as appropriate.

FOREIGN CURRENCY TRANSLATION

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation," and are included in determining net income or loss.

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

The Company has determined Hong Kong dollars to be the functional currency of Arran, IC Star and 3G Dynasty, Island Media and Talent Leader. The financial statements of the subsidiaries are translated to U.S. dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. The cumulative translation adjustment and effect of exchange rate changes as of December 31, 2005 were $249.

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

INCOME TAXES

Income taxes are accounted for under the asset and liability method in accordance with SFAS 109. "Accounting for Income Taxes". Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

STOCK-BASED COMPENSATION

The Company accounts for stock options issued to employees in accordance with the provisions of the Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of SFAS 123, "Accounting for Stock-Based Compensation", and SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS 123 had been applied. The Company accounts for stock options and stock issued to non-employees for goods or services in accordance with the fair value method of SFAS 123.

3. PROPERTY AND EQUIPMENT

Property and equipment, which is located in the PRC and Hong Kong, consisted of the following at December 31, 2005:

Computer hardware	$167,308

Computer software	4,897,295

Web site	500,000

Motor vehicles	232,410

Furniture and fixtures	31,130

Leasehold improvements	248,779

Total	6,076,922

Less: accumulated depreciation	(2,143,478)

Property and Equipment - Net	$3,933,444

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4. RELATED PARTY TRANSACTIONS

A stockholder of TCOM and a company owned by such stockholder advanced funds to TCOM for working capital purposes. As of December 31, 2005 and 2004, TCOM owed the stockholder and his company amounts totaling $90,743 and $162,181, respectively. The advances are non-interest bearing and are payable on demand and are recorded as Due to related company under current liabilities.

In addition, TCOM owed the stockholder $108,205 as of December 31, 2005. The amount is recorded as loan payable - related party under non current liabilities.

Grace Motion, Inc., a company in which a former officer of the Company has a beneficial interest, was paid a consulting fee amounting to $3,846 during the three months ended December 31, 2005 and its service contract with TCOM was ceased during the period.

The Company signed a 3-year contract with Taikang Capital Managements Corporation (Taikang"), a principal stockholder of the Company, for total solution software on July 1, 2004. During the three months ended December 31, 2005, the Company recognized income from Taikang amounting to $360,000. The amount due from the stockholder at December 31, 2005 of $800,000 was classified under the caption "Accounts receivable - affiliate".

5. STOCK TRANSACTIONS

On November 16, 2005, TCOM issued 1,000,000 shares of TCOM's common stock, par value $0.001 per share, to the Chief Financial Officer of TCOM as part of his compensation at market price of $.49 resulting in an expense of $490,000.

On December 20, 2005, TCOM issued 4,000,000 shares of TCOM's common stock, par value $0.001 per share, to two consultants of TCOM as consultancy fee at market price of $.43 resulting in an expense of $1,720,000.

6. INCOME TAXES

The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes."

Income tax expense is based on reported income before income taxes. Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. In accordance with SFAS 109, these deferred income taxes are measured by applying currently enacted tax laws.

No provision for Hong Kong profits tax is made for the Company's income as all income is sourced outside Hong Kong. All revenue is derived from the sales with several main customers that are BVI companies and they sell the products to the end users and we have determined, on a good faith basis, that there are no profits tax in Hong Kong or for the PRC.

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7. COMMITMENTS AND CONTINGENCIES

Operating Leases - In the normal course of business, the Company leases office space under operating lease agreements. The Company rents office space, primarily for regional sales administration offices, in commercial office complexes that are conducive to administrative operations. The operating lease agreements generally contain renewal options that may be exercised at the Company's discretion after the completion of the base rental term. In addition, many of the rental agreements provide for regular increases to the base rental rate at specified intervals, which usually occur on an annual basis. As of December 31 , 2005, the Company had operating leases that have remaining terms of 31 months. The following table summarizes the Company's future minimum lease payments under operating lease agreements as of December 31, 2005:

Year ended December 31,
2006	$237,080
2007	245,863
2008	190,717
$673,660

The Company recognizes lease expense on a straight-line basis over the life of the lease agreement. Contingent rent expense is recognized as it is incurred. Total rent expense in continuing operations from operating lease agreements was $62,926 and $5,587 for the three months ended December 31, 2005 and 2004.

Obligations to purchase copyrights - On December 29, 2005, the Company had signed an agreement with Zestv Features Limited (“Zestv”) to purchase Zestv’s future rights to its music, films and TV programming copyrights of online content. The total obligations to Zestv are $2,500,000 of which $1,250,000 was paid to Zestv as a deposit and was recorded as a Prepaid Expense at December 31, 2005.

8. STOCK PLAN

On June 8, 2005, a Registration Statement on Form S-8 was filed by TCOM with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended (the "Securities Act"), for registration under said Securities Act of an additional 30,000,000 shares of common stock in connection with TCOM's 2005 Stock Awards Plan (the "Plan").

All shares issued under the Plan may be either authorized and unissued shares or issued shares reacquired by TCOM. Under the Plan, no participant may receive in any calendar year (i) Stock Options relating to more than 10,000,000 shares, (ii) Restricted Stock or Restricted Stock Units that are subject to the attainment of Performance Goals of Section 13 hereof relating to more than 5,000,000 shares, (iii) Stock Appreciation Rights relating to more than 10,000,000 shares, or (iv) Performance Shares relating to more than 5,000,000 shares. No non-employee director may receive in any calendar year Stock Options relating to more than 1,200,000 shares or Restricted Stock Units relating to more than 500,000 shares. The shares reserved for issuance and the limitations set forth above shall be subject to adjustment. All of the available shares may, but need not, be issued pursuant to the exercise of Incentive Stock Options. The number of shares that may be issued under the Plan for benefits other than Stock Options or Stock Appreciation Rights shall not exceed a total of 30,000,000 shares.

There were 3,500,000 shares issued under TCOM's 2005 Stock Awards Plan on February 1, 2005 and there were 5,000,000 shares issued during the three months ended December 31, 2005 that were described on note 5 to the condensed consolidated financial statements. Total shares outstanding at December 31, 2005 were 8,500,000 shares.

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9. SUBSEQUENT EVENT

On January 25, 2006, the Company issued a press release that stated the present intention to spin off Alpha and do an initial public offering, to raise additional working capital for Alpha, on the US public markets. If this plan is approved, carried out and successful, TCOM will continue to be a shareholder of Alpha. It is the present intention to do this spin off in May 2006.

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

The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the financial statements of the Company for the year ended September 30, 2005 and notes thereto contained in the report on Form 10-KSB as filed with the Securities and Exchange Commission.

OVERVIEW

Company Background

We believe that we can be one of the leading Internet and value-added telecommunications services providers to the market of  the People's Republic of China (the "PRC"). We specialize in supplying both the entertainment and lifestyle content along with what we currently view is leading edge software, which we sell as one package to our customers who then resell to telecommunication service providers ("SP") who subscribe to our products. The SP then deliver our content through our software products, though various media, to some of the approximately several hundred million end users in the telecommunications market in the PRC. Since the launch of our Total Solutions - Information System together with our SEO4Mobile SMS search engine software in 2005, we believe that we now have the right software products to deliver our content, in order to serve the rapidly expanding telecommunications market in the PRC.

We intend to target the enterprise multimedia communications market in the PRC where there is significant growth potential. In the PRC, where billions of messages are sent every month, Short Message Services ("SMS") is the basic form but the major growth is in Multimedia Message Services ("MMS"). TCOM's Customer Relations Management Virtual Call Center ("CRM") provides highly customized, scalable, flexible interactive services, offers clients high value, low cost sales and service solutions using the highly scalable interactive MMS response (IMR), interactive voice response (IVR) and speech recognition solutions.

As mentioned above, we are a fully integrated information and entertainment service provider to the market of the PRC. We sell our products through channel resellers distributed to the SP market in the PRC. The channel resellers then in turn supply our content, through various telecommunication providers, to the end users in the PRC. Our products serve the voice, video, data, web and mobile communication markets in the PRC.

We have experienced revenue growth in the CRM market, which is the primary deliverable of TCOM's Total Solutions System. Our CRM product combined an extensive network of Chinese contact centers for live operator support, and provides all end users with opt-in subscriptions of SMS and MMS. We have added 114 stations in 2005, to bring our total business customers and CRM's to over 200 at December 31, 2005. Our software products are sold to all companies with less than 500 employees, inner information resource management and affiliate networks, vendor/customer, information process and communications over the internet and wireless communications. Our product has strong customer relations and interactive management.

We have organized our operations in 2005 into two principal business segments. Our information and entertainment service provider products is our primary business segment. Our other business segment, established in 2005, is our public relations work, through our 60%-owned subsidiary Talent Leader Entertainment and Production Limited. The revenue from our public relations work was not significant for the three months ended December 31, 2005.

Our software products, described in detail below, includes our Total Solutions System, CRM System, SEO4Mobile and AdMaxB2Search, which deliver our entertainment and lifestyle content and our IBS 4.1 Enterprise Suite, which is for small to middle size enterprise's wireless/web applications.

THE INTEGRATED INFORMATION AND ENTERTAINMENT SERVICE PROVIDER SOFTWARE PRODUCTS

About Total Solutions System - SMS/MMS Call Center & CRM System

Our specialized software product, Total Solutions System, offers integrated communications network solutions and Internet content service in universal voice, video, data, web and mobile communication for interactive media applications, technology and content leaders in interactive multimedia communications. We develop markets and sell a universal media software solution for enterprise-wide deployment of integrated voice, video, data, web, and mobile communication for media applications. Designed around TCOM's Internet content and database and integrated into the Information Manager System and SMS/MMS Call Center CRM System core software, the Total Solutions application facilitates the collaboration of key business processes, such as corporate and marketing communications, membership distance interactive programs, product development, customer relationship management and content management, by allowing dispersed enterprise users to collaborate in real time with multimedia message services.

Our business model is built on the integration of strong entertainment and lifestyle content into the Total Solutions System, network database and the application of technology. Network database was established by signing contracts with strategic partners and the database collected all of their Internet and mobile phone users to be the online/offline members in the PRC. Our content was built through our business alliance in which IC Star MMS Limited (formerly known as Sino Super Ltd.), one of our subsidiaries and a network services provider based in Hong Kong, links entertainment and lifestyle information to local communities across the PRC. IC Star, which was originally created as the Star SMS /MMS called "My Star Friends" community, was first invented as a SMS/MMS interactive between IC Star and fans of local artists in the world. By integrating the network database and contents into software that TCOM sources from the market, we can leverage the functions of the software and target it to various industries.

About SEO4Mobile

SEO4Mobile, a search engine optimization for mobile phones, is the original unique new service solution creation by Alpha. The SEO4Mobile offers wireless mobile phone service, allowing providers the ability to use SMS search implementation for their users. Mobile phone users who enter a relevant keyword or keyword phrase, along with a geographic identifier, can send searches via an SMS to a service code. The search results will be received by MMS and the search engine optimization processes the search through the Internet within a matter of minutes. Many searchers don't realize that, within an SMS search query, they can add in a geographic identifier. By specifically laying out a separate search SMS for the geographic portion, SEO4Mobile helps structure the search in a simple and efficient way for the searcher. SEO4Mobile has been selected by service providers such as China Mobile and China Unicom.

Both SEO4Mobile and AdMaxB2Search have proven our strength in innovative and creative value-added service with the fact that three contracts have been signed with business partners since October 2004. Revenues are derived principally from providing integrated solutions and an AdMaxB2Search platform by entering into business contracts with enterprises for a fixed monthly fee. The management of TCOM is confident that the SEO4Mobile and AdMaxB2Search platforms will provide excellent revenue when these two products gain popularity with mobile phone users. In fact, SEO4Mobile is a cutting edge technology designed to integrate the Internet with mobile phones using search engine technology and a pay per click business model. We will target the approximately 300 million mobile phone users as well as the 111 million Internet users in the PRC.  According to the Ministry of Information, the PRC's Internet users are about 8.5% of its population, which is less than the 60% of Internet users in the U.S.

About IBS V4.1 Enterprise Suite

IBS v4.1 is a new product line including built-in MoDirect, an innovative suite of technologies that enables wireless and web publishers to target SEO4Mobile users more effectively and allows advertisers to obtain targeted leads with rich demographic data. IBS v4.1 is one of the Total Solutions (TM) families. Corporate users are allowed to leverage all information resource management on the intranet/extranet over the internet, plus wireless applications as well as an advertiser to use the IBS V 4.1 to publish SMS and MMS by searches on mobile phones. The system enables manufacturers and services providers to use the Internet to establish and manage continuous connections with automated e-services, operations monitoring and e-commerce offerings. The system's customers include end-user clients in many industries throughout the PRC. IBS v4.1 SME Standard Package includes 3 servers and software as well as the system integration. As of December 31, 2005, Alpha had delivered IBS v4.1 Enterprise Suite to the agent of over 300 small- and middle-size enterprises, totaling around 300 sets of SME Standard Packages plus 26,000 seat licenses, according to the second order from corporate users.

About 3G Dynasty

In February 2005, we established 3G Dynasty Inc. ("3G Dynasty") for the preparation of the Third Generation mobile system.  3G Dynasty will be responsible for sales of IC Star MMS products, and will focus on entertainment content for 3G mobile and Internet use. IC Star Wireless Application Protocol ("WAP") Club is based on the IC Star Theme Club on WAP, which provides the most comprehensive and up-to-date mobile entertainment services in the PRC.  The WAP users can access IC Star Theme Club for content we provide through China Mobile Communications.  In May 2005, 3G Dynasty created the website http://skyestar.com, a multi-channel infotainment portal supported by proprietary fan clubs and a community platform.  It allows new members to personalize their own homepage with 3G Dynasty's content as added-on value. It registers members and allows them to build their personal homepage on WAP. As the host and content provider, 3G Dynasty will start publishing a daily Real Simple Syndication feed of its original content from a number of its contracted web sites, including local information, life style and entertainment content. Through the use of Real Simple Syndication ("RSS") feeds, users can receive 3G Dynasty's daily content automatically, thereby broadening 3G Dynasty's distribution and providing an additional platform for mobile phone users who are registered members of Star Theme Club on WAP. Members with their homepage on WAP can reach their targeted audience through wireless technology.

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

On July 1 2005, all contracted base business that operates as IC Star MMS and IC Star Brands will be combined with the personalized homepage on WAP and SkyeStar.com, the flagship entertainment property that operates by a joint venture of 3G Dynasty, Inc. and its business partners in the PRC. As the integration internet business group of TCOM, 3G Dynasty's strategic investment in the PRC will be created specifically to address those new market dynamics and help telecom carriers get the most from content programs, while effectively handling changes in capacity, deal terms and players. As of December 31, 2005, IC Star WAP Club had over 360,177 registered members.

SkyeStar.com

SkyeStar.com is a website that is a multi-links user experience sharing network in the PRC as well as a multi-channel entertainment portal supported by proprietary fan clubs and a community platform. SkyeStar.com combines the best of IC Star MMS's artist profiles, "my star friend", games and other entertainment offerings with a host of new content, community and fan networking features. SkyeStar.com is the first Internet portal to network users across multiple entertainment channels, linking friends and their entertainment choices in a unique way.

SkyeStar.com provides users multiple opportunities to play games, send MMS/SMS greetings, watch movie trailers, find show times, and purchase tickets and DVDs. They can also rate, review and refer their entertainment choices to others. Customization features allow members to create their own personal homepages, profile and display their entertainment favorites as well as access their friends' recommendations. SkyeStar.com's innovative fan club's networking features flow throughout the site so users can enjoy diverse content and connect with other people who enjoy similar interests.

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

•	User Music Critics, where members review and rate their choices of music, add their ratings to a community score and compare their reviews and ratings to those of professional music critics;

•	Online & Downloadable Games, where members play single player and multiplayer games online or download and purchase their favorites; and

•	User-generated Content, where developers and creators upload their own music, games and photos for the community to enjoy and review.

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

Subaye.com By The integration of TCOM's Total Solutions into IBS V5.0 Enterprise Suite

Alpha has completed stages planned for the integration of TCOM's Total Solutions-Information Manager Systems, SMS/MMS virtual Call Center CRM Systems, SEO4Mobile and joint venture of small- to middle-size enterprise's (SME) software developing and distribution operations.

Alpha -- consisting of Total Solutions-Information Manager Systems, SMS/MMS virtual Call Center CRM Systems, SEO4Mobile, MoDirect, AdMaxB2Search and IBS v4.1 Enterprise Suite, the Internet business service total solution business -- will be combined with SuBaye.com (http://www.subaye.com), the flagship e-commerce business operated by Alpha Century Holdings, Ltd. and its business partners in the PRC. Alpha will also integrate the IBS v5.0 Enterprise Suite, which is a web enabling updater of exchange between corporate user content and end user content. As Alpha integrates with the Total Solutions business group of TCOM, it intends to strategically invest in the PRC, specifically to address new market dynamics and help SME users get the most from end user content while effectively handling changes in capacity, deal terms and players.

The integration expertise we gained through our joint venture with SuBaye.com and the IBS v5.0 Enterprise Suite gives us confidence in our core business organization to an SME market, the potential of our total solution business, and the achievement of synergies we identified as part of our strategic investment efforts.

TCOM has continually worked to establish a system that can quickly and accurately respond to the market, which we expect can increase the value of our products by strengthening the development and competitiveness of each business. As part of this strategy, TCOM has been implementing the integration of development, production and sales of each business within the Company.

TCOM believes that a positive impact will be realized from integrating the functions of the various contracted operation lines of business and that, as a result, Alpha will become more competitive and realize synergies between its marketing, product development and sales organizations. It is also projected that as more resources of the Company are built up, more strategic alliances will be structured.

In a country with enormous mobile phone and Internet usage already, we believe that the growth opportunities remain tremendous. Because the PRC has more than 1.3 billion people and millions of SMEs, we anticipate that Internet business services will remain a strong area of growth in the PRC. User content for m-commerce and e-commerce is in high demand and Alpha Century hopes to become one of the dominant players within this area.

BUSINESS PARTNERSHIP DEVELOPMENTS

The Company has moved forward to develop and implement agreements with business partners through its subsidiaries' operations. 3G Dynasty has finished the integration of all business units of IC Star MMS Limited through Aixi Software Limited into cooperation with Baidu.com (Nasdaq: BIDU); Shanghai Linktone Information Limited (Nasdaq: LTON); the wireless business division of Beijing eLong Information Technology Limited, a company of eLong Inc. (Nasdaq: LONG); 3721 Inter China Network Software Co. Ltd (www.3721.com); a Yahoo!, Inc. Company (Nasdaq:YHOO); Tencent Company Limited (www.qq.com); Kongzhong Corporation (Nasdaq: KONG); Guangdong Mobile Communication Co., Limited , a China Mobile Communications Corporation; and China Mobile (Hong Kong) Ltd. (NYSE: CHL) to develop entertainment SMS, MMS, WAP portal and other wireless contents such as artist profiles, gaming and an SEO4Mobile SMS search engine.

TCOM has continually worked to establish a system that can quickly and accurately respond to the market, as well as raise shareholder value by strengthening the development and competitiveness of each business. As part of this strategy, TCOM has been implementing the integration of development, production and sales of each business within the Company. It has determined that a positive impact will be realized from integrating the functions of the various contracted operations lines of business and that, as a result, 3G Dynasty will become more competitive and synergies will be realized between its marketing, product development and sales organizations. It is also projected that as the resources of the Company are increased and the strategic alliance is structured, the overall efficiency of group management will improve, providing even greater shareholder value.

In a country with significant mobile phone usage, we believe that the growth opportunities remain tremendous. Because the PRC has more than 1 billion people, we anticipate that mobile services will remain a strong area of growth. Entertainment content for these mobile devices is in high demand, and 3G Dynasty hopes to become the dominant player within this space.

Impact of Inflation

We believe that inflation has had a negligible effect on operations during the period. We believe that we can offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Trends, Events, and Uncertainties

The present demand for our products will be dependent on, among other things, market acceptance of the Company's concept, the quality of its products and general economic conditions, which are cyclical in nature. Inasmuch as a major portion of the Company's activities is the receipt of revenues from the sales of its products, the Company's business operations may be adversely affected by the Company's competitors and prolonged recessionary periods in the PRC.

We expect the demand for our products described above to increase next year due to the following factors:

1.	Our New Product Line, SkyeStar.com with Help of ZestV, Inc.

We expect SkyeStar.com, the Flagship Entertainment Property of TCOM, will be a fast-growing, revenue streaming entity. In the coming months, we plan to launch a SkyeStar on WAP, with new features that let users access their SkyeStar accounts from mobile phones and soon, SkyeStar IPTV. ZestV, Inc. is TCOM's new investments entertainment company, one of the world's leading Chinese media and entertainment companies in the development, production, and marketing of entertainment, news and information to a global audience. The Company expects to launch SkyeStar IPTV. Formed in January 2005 through the combining of Free Productions and ICChina Entertainment, ZestV, Inc. owns and operates a valuable portfolio of news and entertainment networks, a premier motion picture company, significant television production operations, a leading internet entertainment websites group, and plans the development of studio-branded theme parks. TCOM was granted an option investment into ZestV, Inc. of up to 25% ownership interests, effective in 2006. We expect that TCOM will get the first right to buy ZestV music, films and TV programming copyrights of online content each year and flood openings with SkyeStar members.

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

2.	Many Internet Users in the PRC use the Internet to search for fun

A look at the top Internet searches in the PRC for the year suggests that the country's 103 million Internet users just want to have fun. In 2005, the top searches indicate that people crave information about popular things and want it before newspapers, magazines and TV can provide it. It also shows people are attracted to a growing amount of content that is only available online, such as games, novels and Mp3's. The PRC published a guideline on news websites in September to better regulate the sector and prevent false or distorted information from spreading online. Meanwhile, it also urged Websites to register for tightened regulation.

By the end of November, a total of 36.82 million blog Websites have been established. Another 16 million have written blogs, meaning every blogger has 2.3 blog Websites on average, according to Baidu. Some blog service providers and multimedia online magazine publishers have received funding about $10 million each from venture capital firms. Telecommunications IPTV, Internet protocol television, is a service, representing the convergence of Internet, television and telecom networks, and is expected to be adopted next year. Providers of trial IPTV services in Shanghai have uncertainty about the IPTV services because of questions relating to the sector of IPTV.

China 3G wireless communication License are expected to be issued 2006, TCOM has great opportunity to provide entertainment contents as movies/music/games to 3G cell phone users through Service Providers (SP) at that time. Also, Cun Cun Tong, a fixed line phone coverage, will be very extensive in every village in the PRC. By the end of October 2005, the network covered more than 96 percent of villages, and the whole project is projected to be finished by the end of 2006. After that, more than 800 million people will be able to make a simple phone call. This will be a great help to TCOM, and TCOM provides data communications and city information to its customers which provide SMS/MMS over this fixed line.

3.	The PRC Targeted as Top Internet TV Market (IPTV)

The PRC is one of the largest IPTV markets in the world. The PRC is among the first in the world to put IPTV services in commercial trial operation. Statistics show that there are 360 million TV viewers and 25 million broadband users in the Chinese mainland, creating a huge potential for development of IPTV services.

Our 3G Dynasty will distribute all the contents to our channel partners. We expect that 3G Dynasty will enter into a partnership with LIVE ONLINE as IPTV services exclusive entertainment channel for China Telecom and China Netcom users in 2006.

TCOM will continue discussion with filmmakers for acquisition or strategy investments into picture production companies.

Results of Operations

Income Statement Items

The following table summarizes the results of our operations during the three months ended December 31, 2005 and 2004 and provides information regarding the dollar and percentage increase or (decrease) from the current fiscal period to the prior fiscal period:

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended December 31,		Increase	Percentage Increase
	2005	2004	(Decrease )	(Decrease )
	(Unaudited)	(Unaudited)

Net revenues	$4,328,099	$1,575,338	$2,752,761	174.7%
Cost of sales	$(683,339)	$(786,557)	$(103,218)	(13.1)%

Gross profit	$3,644,760	$788,781	$2,855,979	362.1%
Operating expenses:
Allowance of Bad Debts	$(119,160)	-	$119,160	-
Depreciation	$(496,116)	(316,457)	$179,659	56.8%
Salary	$(259,747)	-	$259,747	-
Stock-based Compensation Expense	$(2,210,000)	$-	$2,210,000	-
Other Selling, General and Administrative expenses	$(188,741)	$(116,511)	$72,230	62.0%
Total Operating expenses	$(3,273,764)	$(432,968)	$2,840,796	656.1%

Income from operations	$370,996	$355,813	$15,183	4.3%

Other income	$10,705	$7,152	$3,553	49.7%
Net Income	$381,701	$362,965	$18,736	35.9%
Other comprehensive income
Foreign currency translation difference	3	115
Comprehensive income	381,704	363,080

Earnings per common share - Basic	$0.01	$0.01
- Fully diluted	$0.01	$0.01
Weighted average common share Outstanding - Basic	77,677,000	69,529,000
- Fully diluted	87,677,000	79,529,000

THREE MONTHS ENDED DECEMBER 31, 2005 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2004

Revenues

Revenues recorded at $4,328,099 for the three months ended December 31, 2005 compared to $1,575,338 for the same period ended December 31, 2004. The increase of $2,752,761 is due primarily to the increase in revenue from sales of the contracted rights to use IBS V4.1 of $2,400,000. Revenues for the three months ended December 31, 2005 were generated from the fixed monthly income by providing clients our products, namely Total Solutions, SEO4Mobile and IBS V4.1.

As of December 31, 2005, we had signed sales contracts with approximately  6 major clients, which generated the total revenue of $4,197,247 to the Company and represented 97% of our total revenue. The loss of these customers, individually or in the aggregate, could have a material impact on our results of operations. The sales contracts have proven out our current business model and have shown us that we have customer acceptance for our products in the PRC telecommunications market. It is our present expectation that the integrated Internet and value-added telecommunication service market that we serve is an expanding market in the PRC and our customer base and number of sales contracts should increase in fiscal year 2006.

Costs of Sales

Costs of sales were $683,339 for the three months ended December 31, 2005 compared to $786,557 for the same period ended December 31, 2004. Costs of Sales include purchase of various contents and other later stage production from raw contents and costs associated with the performance of our communication services. The decrease of $103,218 due primarily to the drop of purchase of content and the drop of cost of initial costs of equipment provided together with the package offered.

Operating Expenses

For the three months ended December 31, 2005, we incurred operating expenses of $3,273,764 as compared to $432,968 for the same period ended December 31, 2004. The $3,273,764 incurred as of December 31, 2005 included general operating expenses of $188,741 and a depreciation expense of $496,116. Stock Based Compensation Expense had a net increase of $2,210,000 for the three months ended December 31, 2005 due to the hiring of new corporate executives of $490,000 and payment for professional services of $1,720,000.

The total other income was $10,755 for the three months ended December 31, 2005 as compared to $7,152 for the same period ended December 31, 2004. The $10,755 include interest expense of $862, interest income of $1,279 and commission income of $10,288.

OVERALL

We reported net income for the three months ended December 31, 2005 of $381,704. This translates to overall per-share profit of $0.01 for the three months ended December 31, 2005.

Liquidity And Capital Resources

Balance Sheet Items

At December 31, 2005, we had a cash balance of $1,114,593 held in the PRC and Hong Kong. We currently have no cash positions in the United States. We have been funding our operations from the receipts from customers.

At December 31, 2005, the Company owed a related company $108,205. The advances are non-interest bearing and are payable on demand.

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

Cash Flows

Our Company's future operations and growth will likely be dependent on our ability to raise capital for expansion and to implement our strategic plan.

Net cash used in operating activities was $788,149 for the three months ended December 31, 2005. In the future, we may use cash in our operations due to the continuing implementation of our business model and increased expenses from costs associated with being a public company.

Net cash used in investing activities for the three months ended December 31, 2005 was $70,596, representing interest income of $1,279 and payment for capital expenditures of $71,875.

Net cash provided by financing activities for the three months ended December 31, 2005 was $27,512, representing a payment received from a related party of $22,457 and repayment of a finance lease of $5,055.

We currently have commitment to purchase copyrights as we had signed an agreement with Zestv Features Limited (“Zestv”) on December 29, 2005 to purchase Zestv’s future rights to its music, films and TV programming copyrights of online content. The total obligations to Zestv are $2,500,000 of which $1,250,000 was paid to Zestv as a deposit and was recorded as a Prepaid Expense at December 31, 2005.

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

Products Risk

Our revenue-producing operations are limited and the information available about the Company makes evaluation of the Company difficult. We have conducted limited operations and we have little operating history that permits you to evaluate our business and our prospects based on prior performance. You must consider your investment in light of the risks, uncertainties, expenses and difficulties that are usually encountered by companies in their early stages of development, particularly those engaged in international commerce. In addition to competing with other telecommunication and web companies, the Company could have to compete with larger U.S. companies who have greater funds available for expansion, marketing, research and development and the ability to attract more qualified personnel if access is allowed into the PRC market. If U.S. companies do gain access to the PRC markets in general, they may be able to offer products at a lower price. There can be no assurance that the Company will remain competitive should this occur.

Exchange Risk

The Company generates revenue and incurs expenses and liabilities in Chinese renminbi, Hong Kong dollars and U.S. dollars. As a result, the Company is subject to the effects of exchange rate fluctuations with respect to any of these currencies. Since 1994, the official exchange rate for the conversion of renminbi to U.S. dollars has generally been stable and the renminbi has appreciated slightly against the U.S. dollar. On July 21, 2005, the People's Bank of China ("PBOC") announced a revaluation of the Chinese currency Renminbi ("RMB") or yuan, which immediately jolted international finance markets. PBOC said the RMB yuan will no longer be pegged to the U.S. dollar and will be traded at a rate of 8.11 for the U.S. dollar. However, given recent economic instability and currency fluctuations in the world, the Company can offer no assurance that the renminbi will continue to remain stable against the U.S. dollar or any other foreign currency. The Company's results of operations and financial condition may be affected by changes in the value of renminbi and other currencies in which its earnings and obligations are denominated. The Company has not entered into agreements or purchased instruments to hedge its exchange rate risks, although the Company may do so in the future.

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

Our Business Depends Significantly Upon the Performance of Our Subsidiaries, Which Is Uncertain

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

A Viable Trading Market for Our Common Stock May Not Develop

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

Our Stock Is a Penny Stock, and There Are Significant Risks Related to Buying and Owning Penny Stock

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

Governmental Policies in the PRC Could Impact Our Business

Since 1978, the PRC's government has been and is expected to continue reforming its economic and political systems. These reforms have resulted in and are expected to continue to result in significant economic and social development in the PRC. Many of the reforms are unprecedented or experimental and may be subject to change or readjustment due to a number of political, economic and social factors. We believe that the basic principles underlying the political and economic reforms will continue to be implemented and provide the framework for the PRC's political and economic system. New reforms or the readjustment of previously implemented reforms could have a significant negative effect on our operations. Changes in the PRC's political, economic and social conditions and governmental policies which could have a substantial impact on our business include:

- new laws and regulations or new interpretations of those laws and regulations;

- the introduction of measures to control inflation or stimulate growth;

- changes in the rate or method of taxation;

- the imposition of additional restrictions on currency conversion and remittances abroad; and

- any actions which limit our ability to conduct lottery operations in the PRC.

Economic Policies in the PRC Could Negatively Impact Our Business

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

The PRC's Entry into the WTO Creates Uncertainty

The PRC formally became the 143rd member of the World Trade Organization (WTO), the multilateral trade body, on December 11, 2001. Entry into the WTO will require the PRC to further reduce tariffs and eliminate other trade restrictions. While the PRC's entry into the WTO and the related relaxation of trade restrictions may lead to increased foreign investment, it may also lead to increased competition in the PRC's markets from international companies. The impact of the PRC's entry into the WTO on the PRC's economy and our business is uncertain.

Uncertainty Relating to the PRC's Legal System Could Negatively Affect Us

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

ITEM 3. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for us. Based upon such officers' evaluation of these controls and procedures as of a date within 90 days of the filing of this Quarterly Report, and subject to the limitations noted hereinafter, the Certifying Officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this Quarterly Report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

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

None

ITEM 3.   DEFAULTS UNDER SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

(a)   Reports on Form 8-K

None.

(b)   Information required by Item 401(g) of Regulation S-B

None.

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

Date: February 21, 2006	TELECOM COMMUNICATIONS, INC. By: /s/ Tim T. Chen Tim T. Chen President and CEO (Principal Executive Officer)

Date: February 21, 2006	By: /s/ Victor Z. Li Victor Z. Li Principal Financial and Accounting Officer