Form 10QSB
period 2006-03-31
TELECOM COMMUNICATIONS INC
filed 2006-05-15
CIK 1139570

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ________ to ________

Commission file number 333-62236

TELECOM COMMUNICATIONS, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	35-2089848
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9/F., Beijing Business World 56 Dongxinglong Avenue CWM District Beijing, China 100062 (Address of principal executive offices)
(86) 10 6702 6968 Issuer's telephone number

Suites 2412-13 Shell Tower, Times Square, 1 Matheson Street, Causeway Bay, Hong Kong
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 85,188,000 shares of Common Stock, $.001 Par Value Per Share, outstanding as of May 1, 2006.

Transitional Small Business Disclosure Format (Check One): Yes ☐  No ☒

2

PART I. FINANCIAL INFORMATION

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

ITEM 1. FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEET

March 31,
2006
(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$202,159
Accounts receivable - affiliate	800,000
Accounts receivable- others, less allowance for bad debt of $1,502,914	6,934,497
Prepaid expenses	2,036,603
Other current assets	381,561
Total current assets	10,354,820

Property, plant and equipment, net	3,438,351

Total assets	$13,793,171

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$651,282
Accrued expenses	182,065
Finance lease - current portion	20,761
Due to related companies	99,538

Total Current Liabilities	953,646

Long term liabilities:
Loan payable - related party	172,307
Finance lease	21,704
Total long term liabilities	194,011

Total liabilities	1,147,657

Commitments and contingencies (refer to note 7)

Stockholders' equity :
Preferred stock ($.001 Par Value: 50,000,000 shares authorized;
no shares issued and outstanding)	-
Common stock ($.001 Par Value: 300,000,000 shares authorized
85,188,000 shares issued and outstanding)	85,188
Additional paid in capital	11,607,489
Deferred stock based compensation	(3,158,921)
Accumulated other comprehensive income	249
Retained earnings	4,111,509

Total stockholders' equity	12,645,514
Total liabilities and stockholders' equity	$13,793,171

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Six Months Ended March 31,		Three Months Ended, March 31,
	2 0 0 6	Restated 2005	2 0 0 6	Restated 2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Net revenues - affiliate	$720,000	$720,000	$360,000	$360,000
- others	7,627,375	2,744,160	3,659,276	1,528,822
	8,347,375	3,464,160	4,019,276	1,888,822
Cost of sales
Depreciation	935,030	675,755	467,515	366,350
Other cost of sales	1,251,511	1,595,621	568,172	809,064
	2,186,541	2,271,376	1,035,687	1,175,414

Gross profit	6,160,834	1,192,784	2,983,589	713,408

Operating expenses:
Allowance for bad debt	977,074	-	857,914	-
Depreciation	57,389	14,103	28,789	7,051
Salaries	586,178	-	326,431	-
Stock-based compensation expenses	1,574,975	292,500	743,529	146,250
Other selling, general and administrative	358,529	209,944	169,788	93,433

Total operating expenses costs	3,554,145	516,547	2,126,451	246,734

Income from operations	2,606,689	676,237	857,138	466,674

Other income/ (expense):
Interest income	2,561	145	1,281	33
Other income	35,899	7,590	25,611	-
Interest expense	(1,626)	(1,226)	(764)	(676)
Gain on disposal of fixed assets	454	-	454	-

Total other income	37,288	6,509	26,582	(643)

Net income	$2,643,977	$682,746	$883,720	$466,031

Earnings per Common Share:
Basic and fully diluted	$0.03	$0.01	$0.01	$0.01

Weighted Average Common Share:
Outstanding - Basic and fully diluted	80,040,000	69,857,000	82,455,000	70,188,000

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Six Months Ended March 31,
	2006	Restated 2005
	(Unaudited)	(Unaudited)

Cash flows from operating activities:

Net cash (used in) provided by operating activities	(1,779,511)	1,788,712

Cash flows from investing activities:

Capital expenditures	(73,084)	(2,067,672)

Net cash (used in) investing activities	(73,084)	(2,067,672)

Cash flows from financing activities:
Repayment of finance lease	(10,199)	(15,438)
Proceeds from loan payable	64,103	-

Net cash (used in) financing activities	53,904	(15,438)

Effect of exchange rate changes in cash	3	112

Net (decrease) in cash and cash equivalents	(1,798,688)	(294,286)

Cash and cash equivalents - beginning of period	2,000,847	336,707

Cash and cash equivalents - end of period	202,159	42,421

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2006

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

1. BUSINESS DESCRIPTION AND ORGANIZATION

DESCRIPTION OF BUSINESS

Telecom Communications, Inc. ("TCOM") and its subsidiaries (collectively with TCOM, the "Company"), located in the People's Republic of China (the "PRC"), is an information and entertainment service provider to the PRC market. Our products are sold to customers as the channel resellers who then resell our products to the telecommunication service providers ("SP"), who then in turn supply our content, through various telecommunication providers, to the end user. Our products distributed to the SP market in the PRC are a combination of an integrated communications network solutions and entertainment and lifestyle content. Our products serve the voice, video, data, web and mobile communication markets.

We have organized our operations into two principal business segments. Our information and entertainment service provider products, described above, is our primary business segment. Our other business segment is our revenue derived from our public relations work, through our 60%-owned subsidiary, Talent Leader Entertainment and Production Limited and Talent Leader Advertising and Communications Limited. The revenue from our public relations business segment was not significant for the six months ended March 31, 2006.

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

IC STAR MMS LIMITED

IC Star MMS Limited, formerly known as Sino Super Limited, was established in December 1991. IC Star links entertainment and lifestyle information to local communities across the PRC.  On March 16, 2004, IC Star became the wholly owned subsidiary of Arran.

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2006

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

ISLAND MEDIA INTERNATIONAL LIMITED

On June 2, 2005, TCOM formed Island Media International Limited ("Island Media"), a wholly-owned subsidiary of TCOM, in the British Virgin Islands. Island Media commenced its business on July 11, 2005 and its principal activity was as an investment holding company. Island Media currently holds 60% of the shares of both Talent Leader Entertainment & Productions Limited ("Talent Leader") and Talent Leader Advertising and Communications Limited (“Talent Leader Adv”).

TALENT LEADER ENTERTAINMENT & PRODUCTIONS LIMITED

On July 20, 2005, Island Media subscribed 60% of the shares of Talent Leader Entertainment & Productions Limited, a limited company in Hong Kong. Talent Leader commenced its business on August 1, 2005 and its principal activity was as a public relations agent to artists.

TALENT LEADER ADVERTISING AND COMMUNICATIONS LIMITED

On December 8, 2005, Island Media subscribed 60% of the shares of Talent Leader Advertising and Communications Limited, a limited company in Hong Kong. Talent Leader Adv commenced its business on January 1, 2006 and its principal activity was providing public relations, advertising and communication services.

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

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The condensed consolidated financial statements of the Company include the accounts of TCOM and its subsidiaries, namely Arran, Alpha, IC Star, 3G Dynasty, Island Media, Talent Leader and Talent Leader Advertising. The condensed consolidated statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All significant intercompany transactions have been eliminated.

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

During the six months ended March 31, 2006 we had 6 customers, each of which individually accounted for more than 10% of our revenues, and totaling $8,099,917, representing 97% of our total revenue. The loss of these customers, individually or in the aggregate, could have a material impact on our results of operations.

 REGULATION OF TELECOMMUNICATION SERVICES IN THE PRC

The telecommunications industry, including certain wireless value-added services, is highly-regulated in the PRC. Regulations issued or implemented by the State Council, the Ministry of Information Industries, and other relevant government authorities cover many aspects of telecommunications network operations.

PROPERTY AND EQUIPMENT

Property and equipment is located in the PRC and Hong Kong and is recorded at cost. Depreciation is calculated using the straight-line method over the expected useful life of the asset. The Company generally uses the following depreciable lives for its major classifications of property and equipment:

Description	Useful Lives

Computer hardware	3 years

Computer software	3 years

Web site	3 years

Motor vehicles	3 years

Furniture and fixtures	5 years

Leasehold improvements	5 years

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2006

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

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2006

REVENUE RECOGNITION

In accordance with Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 104, Revenue Recognition ("SAB 104"), the Company recognizes revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price to the customer is fixed or determinable and (iv)collection of the resulting receivable is reasonably assured. These criteria are usually met at the time of product shipment or performance of service.

We enter into certain arrangements where we are obligated to deliver products and/or services (multiple elements). In these arrangements, our fee includes both the initial selling price of our software packaged profits and the monthly subscription of the licensed products for contract period, usually for 2 years.

Revenue for sales of our software packaged products with database of entertainment contents, namely, total solution software, SEO4 mobile, and IBS 4.1 enterprise software package is recognized as products are shipped and installed. Revenue for the monthly subscription of the licensed products, including all post-delivery support and the right to receive unspecified upgrades/enhancements of the licensed products, is charged at a monthly basic price. Pursuant to the terms of the agreements, a fixed sum is due at the beginning of each month regardless of whether the customer requires service during that month. The Company recognizes the subscription on the first day of each month for which the support service agreement is in place, the Company maintains an allowance for doubtful accounts in the event that any such revenue recorded is not realized.

Consulting services revenue is recognized as services are rendered and calculated by the agreed sum on a straight-line basis over the contract period, usually for 2 years.

SOFTWARE DEVELOPMENT COSTS

We account for our software development costs in accordance with SFAS No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed."  Under SFAS 86, we expense software development costs as incurred until we determine that the software is technologically feasible.  Once we determine that the entertainment software is technologically feasible and we have a basis for estimating the recoverability of the development costs from future cash flows, we capitalize the remaining software development costs until the software product is released. For the periods ended March 31, 2006 and 2005, we have purchased all of our software from third parties.

Once we release our software as entertainment content, we commence amortizing the related capitalized software development costs. The Company records amortization expense as a component of cost of sales. We calculate the amortization of software development costs using two different methods, and then amortize the greater of the two amounts. Under the first method, the Company divides the current period gross revenue for the released software by the total of current period gross revenue and anticipated future gross revenue for the software and then multiplies the result by the total capitalized software development costs. Under the second method, the Company divides the software's total capitalized costs by the number of periods in the software's estimated economic life up to a maximum of twelve months. Differences between the Company's actual gross revenues and what it projected may result in adjustments in the timing of amortization. If we deem a title's capitalized software development costs unrecoverable based on our expected future gross revenue and corresponding cash flows, we write off the costs and record the charge to development expense or cost of revenue, as appropriate.

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2006

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

The Company has determined Hong Kong dollars to be the functional currency of Arran, IC Star and 3G Dynasty, Island Media, Talent Leader and Talent Leader Advertising. The financial statements of the subsidiaries are translated to U.S. dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. The cumulative translation adjustment and effect of exchange rate changes as of March 31, 2006 was $249.

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

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2006

STOCK-BASED COMPENSATION - CON’T

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payments (revised 2004).” This statement eliminates the option to apply the intrinsic value measurement provisions of APB Board Opinion No. 25, “Accounting for Stock Issued to Employees,” to stock compensation awards issued to employees. Rather, the Statement requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award - the requisite service period (usually the vesting period). In March 2005, the SEC staff expressed their views with respect to SFAS No. 123R in Staff Accounting Bulletin No. 107, “Share-Based Payment,” (SAB 107). SAB 107 provides guidance on valuing options. We will be required to adopt SFAS 123R on October 1, 2006.

3. PROPERTY AND EQUIPMENT

Property and equipment, which is located in the PRC and Hong Kong, consisted of the following at March 31, 2006:

Computer hardware	$167,308
Computer software	4,897,295
Web site	500,000
Motor vehicles	232,410
Furniture and fixtures	32,341
Leasehold improvements	248,779
Total	6,078,133
Less: accumulated depreciation	(2,639,782)
Property and Equipment - Net	$3,438,351

4. RELATED PARTY TRANSACTIONS

A stockholder of TCOM and a company owned by such stockholder advanced funds to TCOM for working capital purposes. As of March 31, 2006 and 2005, TCOM owed the stockholder and his company amounts totaling $99,538 and $162,181, respectively. The advances are non-interest bearing and are payable on demand and are recorded as Due to related company under current liabilities.

In addition, TCOM owed the stockholder $172,307 as of March 31, 2006. The amount is recorded as loan payable - related party under non current liabilities.

Grace Motion, Inc., a company in which a former officer of the Company has a beneficial interest, was paid a consulting fee amounting to $3,846 during the six months ended March 31, 2006 and its service contract with TCOM was ceased during the period.

The Company signed a 3-year contract with Taikang Capital Managements Corporation (Taikang"), a principal stockholder of the Company, for total solution software on July 1, 2004. During the six ended March 31, 2006, the Company recognized income from Taikang amounting to $720,000. The amount due from the stockholder at March 31, 2006 of $800,000 was classified under the caption "Accounts receivable - affiliate".

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2006

5. STOCK TRANSACTIONS

On November 16, 2005, TCOM issued 1,000,000 shares of TCOM's common stock, par value $0.001 per share, to the Chief Financial Officer of TCOM as part of his compensation at market price of $.49 resulting in stock based compensation expense of $490,000.

On December 20, 2005, TCOM issued 4,000,000 shares of TCOM's common stock, par value $0.001 per share, to two consultants of TCOM as consultancy fee at market price of $.43 resulting in an expense of $1,720,000. The consultants need to provide the service to the Company for two years. From for six month period ended March 31, 2006, we recorded $286,667 as stock based compensation expense.

On March 23, 2006, TCOM issued 3,000,000 shares of TCOM's common stock, par value $0.001 per share, to three consultants of TCOM as consultancy fee at market price of $.54 resulting in an expense of $1,620,000. The consultants need to provide the service to the Company for one year. For the period January 1, 2006 to March 31, 2006, we recorded $405,000 as stock based compensation expense.

6. INCOME TAXES

British Virgin Islands

The Company is incorporated in the British Virgin Islands and, under the current laws of the British Virgin Islands, is not subject to income taxes.

Hong Kong

The Company is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. No provision for Hong Kong profits tax has been made as the subsidiary has no assessable income for the year/period. The applicable statutory tax rate for the periods ended March 31, 2006 and 2005 are 17.5% and 17.5%, respectively.

PRC

Enterprise income tax in PRC is generally charged at 33% of a company’s assessable profit, in which 30% is a national tax and 3% is a local tax. For foreign investment enterprises established in a Special Economic Zone or Coastal Open Economic Zone, and which are engaged in production-oriented activities, the national tax rate could be reduced to 15% or 24% respectively. Companies which are incorporated in PRC are subject to a PRC enterprise income tax at the applicable tax rates on the taxable income as reported in their Chinese statutory accounts in accordance with the relevant enterprise income tax laws applicable to foreign enterprises. Pursuant to the same enterprise income tax laws, the subsidiaries are fully exempted from PRC enterprise income tax for two years starting from the first profit-making year, followed by a 50% tax exemption for the next three years. For those foreign enterprises established in the mid-western region of PRC, a 50% tax exemption for the next three years. For those foreign enterprises established in the middle west of PRC, a 50% tax exemption is granted for a further three years after the tax holiday and concession stated above. The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes." No provision for Enterprises income tax in PRC has been made as the subsidiary has no assessable income for the year/period.

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2006

7. COMMITMENTS AND CONTINGENCIES

Operating Leases - In the normal course of business, the Company leases office space under operating lease agreements. The Company rents office space, primarily for regional sales administration offices, in commercial office complexes that are conducive to administrative operations. The operating lease agreements generally contain renewal options that may be exercised at the Company's discretion after the completion of the base rental term. In addition, many of the rental agreements provide for regular increases to the base rental rate at specified intervals, which usually occur on an annual basis. As of March 31, 2006, the Company had operating leases that have remaining terms of 28 months. The following table summarizes the Company's future minimum lease payments under operating lease agreements as of March 31, 2006:

Year ended March 31,
2006	$237,080
2007	245,863
2008	67,785
$550,728
The Company recognizes lease expense on a straight-line basis over the life of the lease agreement. Contingent rent expense is recognized as it is incurred. Total rent expense in continuing operations from operating lease agreements was $121,282 and $11,268 for the six months ended March 31, 2006 and 2005 .

Obligations to purchase copyrights - On December 29, 2005, the Company had signed an agreement with Zestv Features Limited (“Zestv”) to purchase Zestv’s future rights to its music, films and TV programming copyrights of online content. The total obligation to Zestv is $2,500,000. As of March 31, 2006, the Company paid to Zestv a cumulative amount of $1,807,436 and recorded the payments as a prepaid expense.

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

In connection to TCOM's 2005 Stock Awards Plan, there were 8,000,000 shares of restricted stock, was issued during the six months ended March 31, 2006, refer to note 5. Such shares are “restricted securities” within the meaning of the Securities Act of 1933 (the “1933 Act”). Total shares outstanding at March 31, 2006 were 85,188,000 shares.

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2006

9. SUBSEQUENT EVENT

On January 28, 2006, Alpha Century Holdings Limited, a wholly owned subsidiary of Telecom Communications, Inc. signed a letter of intent to acquire 100% of Wukuang IE, Limited with Wukuang’s sole shareholder, Telecom Value Added, Inc. It is anticipated that the transaction will close on June 30, 2006, and, subject to certain terms and conditions, Alpha will pay an approximate aggregate amount equal to $6,000,000 in cash and notes to Telecom Value Added, Inc.

10. RESTATEMENT OF PRIOR INTERIM CONDENSED FINANCIAL STATEMENTS - MARCH 31, 2005

The Company's interim financial statements have been restated to give effect to the following adjustment :

1) The Company bought the 20% of IC Star MMS on March 16, 2004. The Company recorded significant reorganization expenses in the statement of operations for the year ended September 30, 2004. Pursuant to SEC comments received after this filing, we have recorded these reorganization expenses as a deemed dividend paid out of additional paid in capital, instead of recording this transaction as an expense. This restatement does not change our total stockholders’ equity but only increases our retained earnings and decreases our additional paid in capital.

2) Pursuant to the SEC comments received after the filing, we reallocated the depreciation of software related to the revenue of the company to cost of sales. Other depreciation expenses related to motor vehicles and office equipments and are stated in Selling, General and Administration Expenses. This had no impact on our prior earnings reported.

3) In March 2005, the SEC staff expressed their views with respect to SFAS No. 123R in Staff Accounting Bulletin No. 107, “Share-Based Payment,” (SAB 107). SAB 107 provides guidance on valuing options. Now, we amortize the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. Also, that cost is recognized over the period during which the employee is required to provide services in exchange for the award.

Restatement of Interim Condensed Balance Sheet as at March 31, 2005

	As Previously reported March 31, 2005	Restatement Adjustment March 31, 2005	As restated March 31, 2005
ASSETS

Current assets:
Cash and cash equivalents	$42,421		$42,421
Accounts receivable - affiliate	400,000		400,000
Accounts receivable- others, less allowance for bad debt of $1,502,914	2,359,043		2,359,043
Prepaid expenses and other current assets	90,641		90,641

Total current assets	2,892,105		2,892,105

Property, plant and equipment, net	3,589,408		3,589,408

Total assets	$6,481,513		$6,481,513

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$566,026		$566,026
Accrued expenses	65,800		65,800
Due to related party	162,181		162.181
Other loan	51,507		51,507

Total Current Liabilities	845,514		845,514

Stockholders' equity :
Preferred stock ($.001 Par Value: 50,000,000 shares authorized; no shares issued and outstanding)	-		-
Common stock ($.001 Par Value: 300,000,000 shares authorized: 70,188,000 shares issued and outstanding)	70,188		70,188
Additional paid in capital	14,029,406	(8,126,917)	5,902,489
Deferred stock based compensation	-	(438,750)	(438,750)
Accumulated other comprehensive income	245		245
Retained earnings	(8,463,840)	8,565,667	101,827

Total stockholders' equity	5,635,999		5,635,999
Total liabilities and stockholders' equity	$6,481,513		$6,481,513

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2006

Restatement of Interim Statement of Operation and Comprehensive Loss for
the Six months ended March 31, 2005

	As Previously reported March 31, 2005	Restatement Adjustment March 31, 2005	As restated March 31, 2005

Revenue:
Net revenues - affiliate	$-	720,000	$720,000
- others	3,464,160	(720,000)	2,744,160
	3,464,160		3,464,160
Cost of sales
Depreciation	-	675,755	675,755
Other cost of sales	1,595,621		1,595,621
	1,595,621		2,271,376

Gross profit	1,868,539		1,192,784

Operating expenses:
Depreciation	-	14,103	14,103
Stock-based compensation expenses	-	292,500	292,500
Other selling, general and administrative	899,802	(689,858)	209,944

Total operating expenses costs	899,802		516,547

Income from operations	968,737		676,237

Other income/ (expense):
Interest income	145		145
Other income	7,590		7,590
Interest expense	(1,226)		(1,226)
Gain on disposal of fixed assets	-		-

Total other income	6,509		6,509

Net income	$975,246		$682,746
Other comprehensive income
Foreign currency translation difference	-		-
Comprehensive income	$975,246		$682,746

Earnings per Common Share:
Basic and fully diluted	0.01		0.01

Weighted Average Common Share:
Outstanding - Basic and fully diluted	69,857,000		69,857,000

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2006

Restatement of Interim Statement of Income and Comprehensive Income
for the three months ended March 31, 2005

	As Previously reported March 31, 2005	Restatement Adjustment March 31, 2005	As restated March 31, 2005
Revenue:
Net revenues - affiliate	$-	360,000	$360,000
- others	1,888,822	(360,000)	1,528,822
	1,888,822		1,888,822
Cost of sales
Depreciation	-	366,350	366,350
Other cost of sales	809,064		809,064
	809,064		1,175,414

Gross profit	1,079,758		713,408

Operating expenses:
Depreciation	-	7,051	7,051
Stock-based compensation expenses	-	146,250	146,250
Other selling, general and administrative	466,834	(373,401)	93,433

Total operating expenses costs	466,834		246,734

Income from operations	612,924		466,674

Other income/ (expense):
Interest income	33		33
Interest expense	(676)		(676)

Total other income	(643)		(643)

Net income	$612,281		$466,031
Other comprehensive income
Foreign currency translation difference	-		-

Comprehensive income	$612,281		$466,031

Earnings per Common Share:
Basic and fully diluted	0.01		0.01

Weighted Average Common Share:
Outstanding - Basic and fully diluted	70,188,000		70,188,000

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

As mentioned above, we are a fully integrated information and entertainment service provider to the market of the PRC. We sell our products through channel resellers distributed to the SP market in the PRC. The channel resellers who then in turn supply our content, through various telecommunication providers, to the end users in the PRC. Our products serve the voice, video, data, web and mobile communication markets in the PRC.

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

We have organized our operations in 2005 into two principal business segments. Our information and entertainment service provider products is our primary business segment. Our other business segment, established in 2005, is our public relations work, through our 60%-owned subsidiary Talent Leader Entertainment and Production Limited. The revenue from our public relations work was not significant for the six months ended March 31, 2006.

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

About IBS V4.1 Enterprise Suite

IBS v4.1 is a new product line including built-in MoDirect, an innovative suite of technologies that enables wireless and web publishers to target SEO4Mobile users more effectively and allows advertisers to obtain targeted leads with rich demographic data. IBS v4.1 is one of the Total Solutions (TM) families. Corporate users are allowed to leverage all information resource management on the intranet/extranet over the internet, plus wireless applications as well as an advertiser to use the IBS V 4.1 to publish SMS and MMS by searches on mobile phones. The system enables manufacturers and services providers to use the Internet to establish and manage continuous connections with automated e-services, operations monitoring and e-commerce offerings. The system's customers include end-user clients in many industries throughout the PRC. IBS v4.1 SME Standard Package includes 3 servers and software as well as the system integration. As of March 31, 2006, Alpha had delivered IBS v4.1 Enterprise Suite to the agent of over 300 small- and middle-size enterprises, totaling over 300 sets of SME Standard Packages plus 26,000 seat licenses, according to the second order from corporate users.

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

On July 1 2005, all contracted base business that operates as IC Star MMS and IC Star Brands will be combined with the personalized homepage on WAP and SkyeStar.com, the flagship entertainment property that operates by a joint venture of 3G Dynasty, Inc. and its business partners in the PRC. As the integration internet business group of TCOM, 3G Dynasty's strategic investment in the PRC will be created specifically to address those new market dynamics and help telecom carriers get the most from content programs, while effectively handling changes in capacity, deal terms and players. As of March 31, 2006, IC Star WAP Club had over 800,000 registered members.

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

2.	Many Internet Users in the PRC use the Internet to search for fun

A look at the top Internet searches in the PRC for the year suggests that the country's 103 million Internet users just want to have fun. In 2005, the top searches indicate that people crave information about popular things and want it before newspapers, magazines and TV can provide it. It also shows people are attracted to a growing amount of content that is only available online, such as games, novels and Mp3's. The PRC published a guideline on news websites in September, 2005 to better regulate the sector and prevent false or distorted information from spreading online. Meanwhile, it also urged Websites to register for tightened regulation.

By the end of November, 2005, a total of 36.82 million blog Websites have been established. Another 16 million have written blogs, meaning every blogger has 2.3 blog Websites on average, according to Baidu. Some blog service providers and multimedia online magazine publishers have received funding about $10 million each from venture capital firms. Telecommunications IPTV, Internet protocol television, is a service, representing the convergence of Internet, television and telecom networks, and is expected to be adopted next year. Providers of trial IPTV services in Shanghai have uncertainty about the IPTV services because of questions relating to the sector of IPTV.

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

Results of Operations

Income Statement Items

The following table summarizes the results of our operations during the three months and six months ended March 31, 2006 and 2005 and provides information regarding the dollar and percentage increase or (decrease) from the current fiscal period to the prior fiscal period:

Three Months Ended March 31, 2006 and 2005 (Unaudited)
	3/31/2006	3/31/2005	Increase (Decrease )	Percentage Increase (Decrease )
Revenues	$4,019,276	$1,888,822	$2,130,454	113%
Cost of sales	1,035,687	1,175,414	(139,727)	(12)%
Gross profit	2,983,589	713,408	2,270,181	318%
Operating expenses	2,126,451	246,734	1,879,717	762%
Other income (expenses)	26,582	(643)	27,225	4,234%
Net Income	$883,720	$466,031	$417,689	90%

Earnings per common share
- Basic and fully diluted	$0.01	$0.01
Weighted average common share Outstanding - Basic and fully diluted	82,455,000	70,188,000

Revenues increased $2,130,454 due primarily to :

Revenues were recorded at $4,019,276 for the three months ended March 31, 2006 compared to $1,888,822 for the same period ended March 31, 2005. The increase of $2,130,454 is due primarily to the increase in revenue from sale of the contracted rights to use IBS V4.1 of $1,910,000. Revenues for the three months ended March 31, 2006 were generated from the fixed monthly income by providing clients our products, namely Total Solutions, SEO4Mobile and IBS V4.1.

During the three months ended March 31, 2006 and 2005, sales of the Total Solution System to Taikang Capital Managements Corporation, an affiliate of the Company amounting to $360,000 were classified as Related Party Transactions.

Costs of Sales decreased $139,728 due primarily to :

Costs of sales were $1,035,687 for the three months ended March 31, 2006 compared to $1,175,414 for the same period ended March 31, 2005. Costs of Sales include purchase of various contents and other later stage production from raw contents and costs associated with the performance of our communication services. The decrease of $139,727 is due primarily to the drop of purchase of content and the drop of initial costs of equipment provided together with the package offered.

Pursuant to the SEC comments received after the filing, we reallocated the depreciation of software which related to the revenue of the Company, to the cost of sales. Other depreciation expenses related to motor vehicles and office equipments and are stated in Selling, General and Administration Expenses. This had no impact on our prior earnings reported.

Operating Expenses increased $2,270,181 due primarily to :

For the three months ended March 31, 2006, we incurred operating expenses of $2,126,451 as compared to $246,734 for the same period ended March 31, 2005. The increase of $1,879,717 is due primarily to the allowance of bad debts of $857,914, salary of $326,431 and stock based compensation expense of $743,529.

Stock Based Compensation Expense

In March 2005, the SEC staff expressed their views with respect to SFAS No. 123R in Staff Accounting Bulletin No. 107, “Share-Based Payment,” (SAB 107). SAB 107 provides guidance on valuing options. Now, we measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. Also, that cost is recognized over the period during which the employee is required to provide services in exchange for the award.

Stock Based Compensation Expense had a net increase of $597,279 for the three months ended March 31, 2006 due to the hiring of new consultants.

The total other income was $26,582 for the three months ended March 31, 2006 compared to $(643) for the same period ended March 31, 2005. The $26,582 includes interest expense of $764, interest income of $1,281and commission income of $25,611.

Six Months Ended March 31, 2006 and 2005 (Unaudited)
	3/31/2006		3/31/2005		Increase (Decrease )		Percentage Increase (Decrease )
Revenues		$8,347,375		$3,464,160		4,883,215		141%
Cost of sales		2,186,541		2,271,376		(84,835)		(4)%
Gross profit		6,160,834		1,192,784		4,968,050		417%
Operating expenses		3,554,145		516,547		3,037,598		588%
Other income (expenses)		37,288		6,509		30,779		473%
Net Income		2,643,977		682,746		1,961,231		287%
Earnings per common share	$		$		$		$	%
- Basic and fully diluted		0.03		0.01
Weighted average common share Outstanding - Basic and fully diluted
		$80,040,000		$69,857,000

Revenues increased $4,883,215 due primarily to :

Revenues were recorded at $8,347,375 for the six months ended March 31, 2006 compared to $3,464,160 for the same period ended March 31, 2005. The increase of $4,883,215 is due primarily to the increase in revenue from the fixed monthly income of $321,690 by providing our products of IBS V4.1 that was not sold at the same period ended of March 31, 2005 and sale of the contracted rights to use IBS V4.1 of $4,310,000 for the six months ended March 31, 2006. Revenues for the six months ended March 31, 2006 were generated from the fixed monthly income by providing clients our products, namely Total Solutions, SEO4Mobile and IBS V4.1.

As of March 31, 2006, we had signed sales contracts with approximately  6 major clients, which generated total revenue of $8,099,917 to the Company and represented 97% of our total revenue. The loss of these customers, individually or in the aggregate, could have a material impact on our results of operations. The sales   contracts have proven out our current business model and have shown us that we have customer acceptance for our products in the PRC telecommunications market. It is our present expectation that the integrated Internet and value-added telecommunication service market that we serve is an expanding market in the PRC and our customer base and number of sales contracts should increase in fiscal year 2006.

During the six months ended March 31, 2006 and 2005, sales of Total Solution System to Taikang Capital Managements Corporation, an affiliate of the Company, amounting to $720,000 were classified as Related Party Transactions.

Costs of Sales decreased $84,835 due primarily to :

Costs of sales were $2,186,540 for the six months ended March 31, 2006 compared to $2,271,376 for the same period ended March 31, 2005. Costs of Sales included purchase of various contents and other later stage production from raw contents and costs associated with the performance of our communication services. The decrease of $84,835 was due primarily to the drop of purchase of content and the drop of initial costs of equipment provided together with the package offered.

Pursuant to the SEC comments received after the filing, we reallocated the depreciation of software which related to the revenue of the company, to the cost of sales. Other depreciation expenses related to motor vehicles and office equipments and are stated in Selling, General and Administration Expenses. This had no impact on our prior earnings reported.

Operating Expenses increased $3,037,598 due primarily to :

For the six months ended March 31, 2006, we incurred operating expenses of $3,554,145 as compared to $516,547 for the same period ended March 31, 2005. Operating Expenses included allowance of bad debts of $977,074, salary of $586,178 and stock based compensation expense of $1,574,975.

Stock Based Compensation Expense had a net increase of $1,282,475 for the six months ended March 31, 2006 due to the hiring of new consultants.

The other income was $37,288 for the six months ended March 31, 2006 compared to $6,509 for the same period ended March 31, 2005. The $37,288 includes interest expense of $1,626, interest income of $2,561 and commission income of $35,899.

OVERALL

We reported net income for the six months ended March 31, 2006 of $2,643,977. This translates to overall per-share profit of $.03 for the six months ended March 31, 2006.

Liquidity And Capital Resources

Balance Sheet Items

We believe that our currently-available working capital, after receiving the aggregate proceeds of our capital raising activities in the first quarter of fiscal 2006, should be adequate to sustain our operations through the end of fiscal year 2006.

As of March 31, 2006, we had a cash balance of $202,159 held in Hong Kong. We currently have no cash positions in the United States. We have been funding our operations from the receipts from customers.

As of March 31, 2006, the Company owed one officer or his companies $99,538. The advances are non-interest bearing and are payable on demand.

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

Cash Flows

Net cash used in operations for the six months ended March 31, 2006 was $1,779,511. It is due primarily to the increase in accounts receivable of $5,419,571 and the increase in prepaid expense of $1,724,169. Net cash used in investing activities for the six months ended March 31, 2006 was $73,084 for acquiring office equipment. Net cash provided by financing activities for the six months ended March 31, 2006 was $53,904. It represented proceeds from loan payable of $64,103 and repayment of finance lease of $10,199.

Our future growth is dependent on our ability to raise capital for expansion, and to seek additional revenue sources. If we decide to pursue any acquisition opportunities or other expansion opportunities, we may need to raise additional capital, although there can be no assurance such capital-raising activities would be successful.

We currently have a commitment to purchase copyrights as we had signed an agreement with Zestv Features Limited (“Zestv”) on December 29, 2005 to purchase Zestv’s future rights to its music, films and TV programming copyrights of online content. The total obligation to Zestv is $2,500,000. As of March 31, 2006, the Company paid to Zestv a cumulative amount of $1,807,436 and recorded the payments as a prepaid expense.

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

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that will have an effect on our current financial conditions or our financial conditions for the remainder of 2006.

Commitments
As of the balance sheet date, the Company had a total commitment amount of $550,728, which comprises three lease agreements. The first lease commitment is the commitment of TCOM to rent the office at Suite 2412-13, Shell Tower, Times Square, 1 Matheson Street, Causeway Bay, Hong Kong with a gross area of approximately 1,514 square feet for a term of 36 months from May 1, 2005 amounting to $109,464.

The second lease commitment is the commitment of Talent Leader to rent its office at Room 1005B, Sino Plaza 255-257, Gloucestor Road, Hong Kong, for a term of 36 months from September 15, 2005 amounting to $167,677.

The third lease commitment is the commitment of 3G Dynasty to rent its office at No. 74 Shanan Road Shiqiao Panyu Guangzhou, PRC for a term of 36 months from July 1, 2005 amounting to $273,587.

Obligations to purchase copyrights - On December 29, 2005, the Company had signed an agreement with Zestv Features Limited (“Zestv”) to purchase Zestv’s future rights to its music, films and TV programming copyrights of online content. The total obligations to Zestv are $2,500,000. As of March 31, 2006, the Company paid to Zestv a cumulative amount of $1,807,436 and recorded the payments as a prepaid expense.

Subsequent events
On January 28, 2006, Alpha Century Holdings Limited, a wholly owned subsidiary of Telecom Communications, Inc. signed a letter of intent to acquire 100% of Wukuang IE, Limited with Wukuang’s sole shareholder, Telecom Value Added, Inc. It is anticipated that the transaction will close on June 30, 2006, and, subject to certain terms and conditions, Alpha will pay an approximate aggregate amount equal to $6,000,000 in cash and notes to Telecom Value Added, Inc.

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

None

ITEM 3. DEFAULTS UNDER SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

(a) Reports on Form 8-K

On May 11, 2006, Mr. Guosheng Liu resigned as a member of the Board of Directors and Chariman of TCOM effective immediately. Mr. Liu’s resignation is based solely on personal reasons as he is looking to retire. His resignation is not due to any disagreement with TCOM on any matter relating to TCOM’s operations policies or practices.

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

TELECOM COMMUNICATIONS, INC.

Date: May 15, 2006	By:
Tim T. Chen President and CEO (Principal Executive Officer)

Date: May 15, 2006	By:
Victor Z. Li Principal Financial and Accounting Officer