Form 10KSB/A
period 2005-09-30
TELECOM COMMUNICATIONS INC
filed 2006-08-10
CIK 1139570

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_________________________

FORM 10-KSB/A

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

COMMON STOCK, PAR VALUE $.001 PER SHARE
(Title of Class)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendments to this Form 10-KSB.☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ___ No _X_

State issuer’s net revenues for its most recent fiscal year. $9,071,997

State the aggregate market value of the voting stock held by non-affiliates of the registrant on December 1, 2005 computed by reference to the closing bid price of its Common Stock as reported by the OTC Bulletin Board on that date: $21,094,000.

Transitional Small Business Disclosure Format (check one) Yes ____ No _X__

Number of shares of common stock outstanding as of December 1, 2005: 77,188,000 shares common stock

Number of shares of preferred stock outstanding as of December 1, 2005: None

PART I

EXPLANATORY NOTE

The filing of the original 10-KSB resulted in four SEC comment letters, the first comment letter from the SEC was dated January 25, 2006. In response to the SEC comment letters received and the subsequent follow up comment letters from the SEC, we are making the appropriate restatements to the accompanying financial statements as well as the appropriate changes in the presentation and disclosure of certain items in the September 30, 2005 Form 10-KSB previously filed. The Company therefore is filing this amended Form 10-KSB/A to reflect the comments made by the SEC. See Notes 11 and 12 to the accompanying Restated Financial Statements to this 10-KSBA filing for a complete description and list of the restatements and changes to the disclosures made to the original 10-KSB filed on January 5, 2006.

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

During the year ended September 30, 2005, we had signed sales contracts with 7 major clients which generated the total revenue of $9,005,715 to the Company and which represented 99% of our total revenue. The loss of these customers, individually or in the aggregate, could have a material impact on our results of operations. The sales contracts have proven out our current business model and have shown us that we have customer acceptance for our products in the PRC telecommunications market. It is our present expectation that the integrated Internet and value-added telecommunication service market that we serve is an expanding market in the PRC and our customer base and number of sales contracts should increase in fiscal year 2006.

As mentioned above, we are a fully integrated information and entertainment service provider to the market of the PRC. We sell our products through channel resellers, who are BVI companies, distributed to the SP market in the PRC. The channel resellers who then in turn supply our content, through various telecommunication providers, to the end users in the PRC. Our products serve the voice, video, data, web and mobile communication markets in the PRC.

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

About IBS V4.1 Enterprise Suite -

IBS v4.1 is a new product line including built-in MoDirect, an innovative suite of technologies that enables wireless and web publishers to target SEO4Mobile users more effectively and allows advertisers to obtain targeted leads with rich demographic data. IBS v4.1 is one of the Total Solutions (TM) families. Corporate users are allowed to leverage all information resource management on the intranet/extranet over the internet, plus wireless applications as well as an advertiser to use the IBS V 4.1 to publish SMS and MMS by searches on mobile phones. The system enables manufacturers and services providers to use the Internet to establish and manage continuous connections with automated e-services, operations monitoring and e-commerce offerings. The system’s customers include end-user clients in many industries throughout the PRC. IBS v4.1 SME Standard Package includes 3 servers and software as well as the system integration. On September 30, 2005, Alpha Century Holdings Limited (“Alpha”) delivered IBS v4.1 Enterprise Suite to the agent of 43 small middle size enterprises, totaling ten sets of SME Standard Packages plus 7,000 seat licenses, according to the second order from corporate users.

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

China 3G wireless communication licenses are expected to be issued in 2006, Also, Cun Cun Tong, a fixed line phone coverage in every village in the PRC. By the end of October, the network covered more than 96 percent of villages and the whole project will be finished by the end of this year. After that, more than 800 million people will be able to make a simple phone call.

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

ITEM 2. DESCRIPTION OF PROPERTY.

The Company has three lease commitments. The first lease commitment is of TCOM’s office at Suite 2412-13, Shell Tower, Times Square,1 Matheson Street, Causeway Bay, Hong Kong with a gross area of approximately 1,514 square feet for a term of 36 months from May 1, 2005 in the amount of $135,668.

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

On February 28, 2005 the following directors were elected to the Board of Directors: Guosheng Liu, Shanhe Yang, Lijian Deng, Gary Lam and Lirong Liu.

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

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	September 30,		Amount	Percentage
	2005 Restated	2004 Restated	Increase/ (decrease)	increase / (decrease)

Net revenues	9,071,997	1,407,605	7,664,392	544%

Cost of sales
Depreciation	(1,502,192)	(262,027)	1,240,165	(473%)
Other cost of sales	(3,562,531)	(634,468)	2,928,063	(461%)
	(5,064,723)	(896,495)	4,168,228	(465%)

Gross profit	4,007,274	511,110	3,496,164	684%
Operating expenses:
Allowance for bad debt	525,840		525,840
Consultancy fee
Depreciation	36,571	-	36,571
Salaries	252,249		252,249
Stock-based compensation expenses	667,353	1,008,750	(341,397)	(33%)

Other selling, general and administrative	528,609	477,650	50,959	10%
Total operating expenses	2,010,622	1,486,400	524,222	35%

Income/ (loss) from operations	1,996,652	(975,290)	2,971,942	305%
Other income/ (expense):
Interest income	699	45	654	1,453%
Other income	4,946	553,709	(548,763)	(99%)
Interest expense	(4,004)	(1,946)	2,058	(106%)

Total other income/ (expense)	1,641	551,808	(550,167)	100%

Income/ (loss) from operations before income taxes	1,998,293	(423,482)	2,421,775	572%
Provision for income taxes	-	-

Income/ (loss) from continuing operations Before minority interest	1,998,293	(423,482)	2,421,775	572%

Minority interest in income of subsidiary	20,000	(35,824)	55,824	156%

Income/ (loss) from continuing operations	2,018,293	(459,306)	2,477,599	539%

Income/ (loss) from discontinued operations,
- Gain on disposal of subsidiary	53,431	200,000	(146,569)	(73%)
- Loss on disposal of subsidiary	-	(138,277)	138,277	100%
- Net income from the discontinued operations of subsidiaries	-	354,263	(354,263)	(100%)
- Net (expenses) from the discontinued operations of subsidiaries	(23,272)	-	(23,272)	100%

Total income from discontinued operations	30,159	415,986	(385,827)	(93%)

Net income/ (loss)	$2,048,452	$(43,320)	2,091,772	4,829%

YEAR ENDED september 30, 2005 COMPARED TO year ENDED september 30, 2004

Revenues increased by $ 7,664,392 due to:

•	The change of our income business model from a profit sharing percentage with our customers to fixed monthly fee income via subscription contracts with our clients.

•	The increase of our products offering and revenue, as shown below, to customers.

•	Revenues by different products for the year ended September 30, 2005 and 2004 are as follows:

	Year Ended
	September 30,
	2005 Restated	2004 Restated

By Products:

Total Solution & CRM System	4,078,920	582,110
SEO4Mobile	3,483,337	-
IBS 4.1 Enterprise Suite	1,008,440	-
IC Star WAP Club	435,018	-
Others	66,282	825,495

Total Revenue	9,071,997	1,407,605

During the year ended September 30, 2005, sales of the Total Solution System to Taikang Capital Managements Corporation, a principal stockholder of the Company, amounting to $1,440,000 were classified as a Related Party Transaction and the amount due from this stockholder as of September 30, 2005 was $440,000, which was classified under the caption Accounts Receivable - Affiliate.

Costs of Sales increased by $4,168,228 due primarily to:

•
The purchase of various information and entertainment content and other later stage production from raw contents and support and maintenance fees associated with the performance of our communication services, which totaled $3,367,506 for the year ended September 30, 2005 and the depreciation on the software was $1,474,296.

•	Total Cost of sales by different products for the year ended September 30, 2005 and 2004 are as follows:

	Year Ended September 30,
	2005 Restated	2004 Restated
Content & support costs by Products:
Total Solution & CRM System	1,985,723	498,004
SEO4Mobile	1,198,450	-
IBS 4.1 Enterprise Suite		-
IC Star WAP Club	183,333	-
Others	195,025	136,464
	3,562,531	634,468
Depreciation on software	1,502,192	262,027

Total Cost of Sales	5,064,723	896,495

Selling General and Administrative expenses increased by $524,222 due primarily to:

•	The increase in allowance for bad debt by $525,840.

•	The increase in salary by $252,249.

•	The decrease of stock-based compensation expenses by $341,397 .

Other Expenses decreased by $550,167 due primarily to:

•	Other income is decreased by $548,763.

•	Interest expense was recorded at $4,004 and interest income was $699 for the year ended September 30, 2005, representing 0.04% and 0.01% of net revenue respectively.

Corporate Taxes

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

No provision for Enterprise income tax in the PRC had been made for the year ended September 30, 2005 and 2004. The Company had no assessable income chargeable to tax in the PRC, due to the fact that it is exempt from PRC tax, based on the statutory provisions granting a tax holiday for a two year period, as stated above, or for the Company’s operations, for the Company’s years ended September 30, 2005 and 2006. Based on the above statutory PRC tax provision, the Company believes that it is remote that any PRC tax liability will be due for the fiscal years ended September 30, 2005 and 2004.

If all of the above tax holidays and concessions had not been available, we would have paid $940,000 more in taxes for the year ended September 30, 2005 (2004: $0) and the basic and diluted net income per share would have been lower by $0.01 and $0.01 respectively for the year ended September 30, 2005. (2004: $0)

Discontinued Operations

The Company sold its operations in Huiri on June 22, 2005. Under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the financial results of these operations were classified as discontinued operations in the accompanying consolidated statements of operations, net of tax, in 2005. The net from discontinued operations was $30,159.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements, including the evaluation of accounts receivable and contingent liabilities and the evaluation of our income tax liabilities.

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

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangement that will have a current effect on our financial condition and changes in financial condition in 2005.

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

ITEM 10. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth information relating to all compensation awarded to, earned by or paid by us during the past three fiscal years to: (a) our Chief Executive Officer; and (b) each of our executive officers who earned more than $100,000 during the last three fiscal periods ended September 30, 2005, 2004 and 2003:

	Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary($)		Bonus($)	Securities Underlying Options

Shanhe Yang CEO President	2005 2004 2003	$ $ $	- 124,000 -	-0- -0- -0-	-- -- --

Lijian Deng Director	2005 2004 2003	$ $ $	- 124,000 -	-0- -0- -0-	-- -- --

Lirong Liu Chief Information Officer and Director	2005 2004 2003	$ $ $	- 124,000 -	-0- -0- -0-	-- -- --

Option Grants In Last Fiscal Year

None.

Aggregated Option/SAR Exercises In Last Fiscal Year And Fiscal Year-End Option/SAR Values

None.

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

Title of Class	Name and address of beneficial owner	Number of Shares	Percent of Class
Common	Taikang Capital Managements Corporation	20,000,000	25.9%
Common	Lijian Deng	20,089,000(1)	13.1%
Common	Shanhe Yang	20,089,000(2)	13.1%
Common	Lirong Liu	20,089,000(3)	13.1%

Directors and executive officers as a group (2 persons)		10,489,000	13.6%

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

Date: August 10, 2006	TELECOM COMMUNICATIONS, INC. By: /s/ Tim. T. Chen Tim T. Chen Director and CEO (Principal Executive Officer)

Date: August 10, 2006	By: /s/ Victor Z. Li Victor Z. Li Principal Financial and Accounting Officer

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Financial Statements:
Consolidated Balance Sheet	F-3
Consolidated Statements of Operations	F-4
Consolidated Statements of Cash Flows	F-5 to F-6
Consolidated Statements of Stockholders’ Equity	F-7
Notes to Consolidated Financial Statements	F-8 to F-28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Child, Van Wagoner & Bradshaw, PLLC
A PROFESSIONAL LIMITED LIABILITY COMPANY OF CERTIFIED PUBLIC ACCOUNTANTS

1284 W. Flint Meadow Dr., Suite D, Kaysville, UT 84037	PHONE: (801) 927-1337 FAX: (801) 927-1344
5296 S. Commerce Dr., Suite 300, Salt Lake City, UT 84107	PHONE: (801) 281-4700 FAX: (801) 281-4701

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
Telecom Communications, Inc.
Times Square, Hong Kong

We have audited the accompanying consolidated balance sheet of Telecom Communications, Inc. and subsidiaries as of September 30, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended September 30, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Telecom Communications, Inc. and subsidiaries as of September 30, 2005, and the results of their operations and their cash flows for the years ended September 30, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

Since our previous report dated January 4, 2006, as described in notes 11 and 12, certain amounts related to the accounting for the purchase of a non-controlling interest of a subsidiary, the allocation of depreciation expense to cost of goods sold, and the amortization of the costs of share-based payments have been reevaluated by the Company. However, the Company has restated the financial statements to reflect these amounts.

Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
January 4, 2006, except for notes 11 and 12, which are dated August 1, 2006.

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

September 30, 2005
Restated
Assets
Current assets
Cash and cash equivalents	$2,000,847
Accounts receivable - affiliate	440,000
- others, less allowance for bad debt of $525,840	2,492,000
Due from related party	91,643
Deferred stock-based compensation - current portion	640,368
Prepaid expenses	371,190
Other current assets	322,805

Total current assets	6,358,853

Property, plant and equipment, net	4,357,231
Deferred stock-based compensation - non-current portion	263,529

Total assets	$10,979,613

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	1,087,962
Accrued expenses	287,126
Finance lease - current portion	20,761
Due to related company	113,200
Total current liabilities	1,509,0491,557,647

Commitments and contingencies (refer to note 8)

Non-current liabilities
Loan payable	108,205
Finance lease	31,903
Total non-current liabilities	140,108

Stockholders' equity
Preferred stock ($.001 Par Value: 50,000,000 shares authorized;
no shares issued and outstanding)
Common stock ($.001 Par Value: 300,000,000 shares authorized
77,188,000 shares issued and outstanding)	77,188
Additional paid in capital	7,785,489
Accumulated other comprehensive income	246
Retained earnings	1,467,533

Total stockholders’ equity	9,330,456

Total liabilities and stockholders' equity	$10,979,613

The accompanying notes are an integral part of the consolidated financial statements.

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	September 30,
	2005 Restated	2004 Restated

Net revenues - affiliate	$1,440,000	$390,000
- others	7,631,997	1,017,605
	9,071,997	1,407,605

Cost of sales
Depreciation	(1,502,192)	(262,027)
Other cost of sales	(3,562,531)	(634,468)
	(5,064,723)	(896,495)

Gross profit	4,007,274	511,110

Operating expenses:
Allowance for bad debt	525,840	-
Depreciation	36,571	-
Salaries	252,249	-
Stock-based compensation expenses	667,353	1,008,750
Other selling, general and administrative	528,609	477,650
Total operating expenses	2,010,622	1,486,400

Income/ (loss) from operations	1,996,652	(975,290)

Other income/ (expense):
Interest income	699	45
Other income	4,946	553,709
Interest expense	(4,004)	(1,946)
Acquisition costs	-	-

Total other income (expense)	1,641	551,808

Income/ (loss) from operations	1,998,293	(423,482)
before income taxes
Provision for income taxes	-	-

Income/ (expense) from continuing operations before minority interest	1,998,293	(423,482)

Minority interest in loss (income) of subsidiary	20,000	(35,824)

Income/ (loss) from continuing operations	2,018,293	(459,306)

Income/ (loss) from discontinued operations,
- Gain on disposal of subsidiary	53,431	200,000
- Loss on disposal of subsidiary	-	(138,277)
- Net income from the discontinued operations of subsidiaries	-	354,263
- Net (expenses) from the discontinued operations of subsidiaries	(23,272)	-

Total income from discontinued operations	30,159	415,986

Net income/ (loss)	$2,048,452	$(43,320)

EPS from continuing operations - basic	0.03	(0.01)
EPS from discontinued operations - basic	-	0.01
Total EPS - basic	0.03	(0.00)

EPS from continuing operations - fully diluted	0.02	(0.01)
EPS from discontinued operations - fully diluted	-	0.01
Total EPS - fully diluted	0.02	(0.00)

DENOMINATOR FOR BASIC AND DILUTED EPS
Weighted average share - basic	72,978,411	45,919,882
Weighted average share - fully diluted	82,978,411	51,344,540

The accompanying notes are an integral part of the consolidated financial statements

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	September 30,
	2005 Restated	2004 Restated

Cash flows from operating activities
Net income (loss)	$2,048,452	$(43,320)

Adjustments to reconcile net income (loss) to net cash provided by operating activities :
Depreciation - continuing operations	1,538,763	262,027
Depreciation - discontinued operations	-	207,073
Loss on disposal of equipment	208,476	150,310
Allowance for bad debt	525,840	-
Minority interest	(20,000)	310,489
Interest income	(699)	-
Stock-based compensation expenses	667,353	1,008,750
Gain on disposal of subsidiary	(53,431)	(200,000)
Loss on disposal of subsidiary	-	138,277

Changes in operating assets and liabilities :
Accounts receivable	(3,212,901)	1,010,260
Inventory of real estate held for sale	(21,065)	(33,965)
Costs and estimated earnings in excess of billings on uncompleted contracts	-	(3,043,649)
Retention receivables	-	(669,995)
Due from related party	(86,316)	(4,153)
Prepaid and other current assets	(654,626)	425,069
Other assets	-	11,983
Accrued payable and accrued expenses	1,117,414	762,494
Customer deposits	-	233,351
Billings in excess of costs and estimated earnings on uncompleted contract	-	37,740

Net cash provided by operating activities	2,057,260	562,741

Cash flows from investing activities
Capital contribution by minority interest	20,000	-
Proceeds from sales of discontinued operations	6,410	200,000
Sales proceeds of disposal of subsidiary net of cash	(519)	(1,343,810)
Interest income	699	-
Capital expenditure	(1,578,550)	(636,429)

Net cash flows used in investing activities	(1,551,960)	(1,780,239)

The accompanying notes are an integral part of the consolidated financial statements

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - CON’T.
(RESTATED)

	For the Year Ended
	September 30,
	2005 Restated	2004 Restated

Cash flows from financing activities
Due to related party	113,200	69,117
Due to stockholder	(57,138)	304,063
Proceeds from loan payable	-	20,000
Additions of finance lease	64,102	-
Repayment of finance lease	(11,438)	-
Proceeds from issuance of common stock	1,050,000	-

Net cash flows provided by financing activities:	1,158,726	393,180

Effect of exchange rate changes in cash	114	5,590

Net increase (decrease) in cash	1,664,140	(818,728)

Cash - beginning of year	336,707	1,155,435

Cash - end of year	2,000,847	336,707

Supplemental disclosure of cash flow information:
Non cash investing and financing activities:
Common stock issued for acquisition of software	$2,000,000	-
Common stock issued for payment of consultancy fee	$840,000	$1,740,000
Accounts receivable used for acquisition of software	$317,295	-

The accompanying notes are an integral part of the consolidated financial statements

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock $.001 Par Value		Additional Paid In	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income(Loss)	Total Stockholders’ Equity
	Number of Shares	Amount	Capital
			Restated	Restated	Restated	Restated
Balance, September 30, 2003	37,299,000	$37,299	$-	$(537,599)	$(7,166)	$(507,466)

Shares issued at $.0197 per share with 10 million	9,889,000	9,889	185,489			195,378
warrants at $2.00 each - March 16, 2004

Shares issued at $.62 per share - April 12, 2004	2,600,000	2,600	1,609,400			1,612,000

Shares Issued at $.32 per share - June 12, 2004	400,000	400	127,600			128,000

Shares Issued at $.20 per share - July 22, 2004	7,500,000	7,500	1,492,500			1,500,000

Shares Issued at $.20 per share - July 22, 2004	2,500,000	2,500	497,500			500,000

Net loss for the year ended September 30,				(43,320)		(43,320)

Comprehensive income - unrealized loss on foreign currency translation	-	-	-	-	7,299	7,299

Balance, September 30, 2004	60,188,000	60,188	3,912,489	(580,919)	133	3,391,891

Shares issued at $.20 per share - October 7, 2004	10,000,000	10,000	1,990,000			2,000,000

Shares issued at $.30 per share - February 1, 2005	3,500,000	3,500	1,046,500			1,050,000

Shares issued at $.24 per share - July 22, 2005	3,500,000	3,500	836,500			840,000

Net income for the year ended September 30,				2,048,452		2,048,452

Comprehensive income - unrealized loss on foreign currency translation	-	-	-	-	113	113

Balance, September 30, 2005	77,188,000	$77,188	$7,785,489	$1,467,533	$246	$9,330,456

The accompanying notes are an integral part of the consolidated financial statements.

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS DESCRIPTION AND ORGANIZATION

DESCRIPTION OF BUSINESS

Telecom Communications, Inc. and its subsidiaries, hereafter the "Company" or "TCOM", is a fully integrated information and entertainment service provider to the market of the PRC. We sell our products through channel resellers, who are BVI companies, distributed to the SP market in the PRC. The channel resellers who then in turn supply our content, through various telecommunication providers, to the end users in the PRC. Our products that are ultimately sold to the SP market in the PRC are a combination of an integrated communications network solutions and entertainment and lifestyle content. Our products serve the voice, video, data, web and mobile communication markets.

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

ARRAN SERVICES LIMITED

As of September 30, 2003, TCOM consummated a Stock Purchase Agreement with Arran Services Limited (“Arran”) and Arran had a 80% interest in IC Star MMS Limited (“IC Star”). Arran further acquired the 20% interest in IC Star on March 16, 2004. As of September 30, 2005, Arran owned 100% of the ownership interests of IC Star.

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

As a result, as of March 16, 2004, Arran owned 100% of IC Star and Huiri. This transfer was deemed to be a transfer between entities under common control and was therefore recorded on the Company's records at its historical cost basis. In connection with the new issuance of 9,889,000 shares of TCOM common stock and 10,000,000 warrants, which expire March 15, 2006, to acquire IC Star, the excess of the purchase price of $8,322,295 over the book value of the assets acquired from IC Star of $195,378 which totaled $8,126,917, was recorded as a return of capital. This return of capital was recorded as a reduction of additional paid in capital of TCOM.

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

ALPHA CENTURY HOLDINGS LIMITED

On December 15, 2003, the Company formed Alpha Century Holdings Limited ("Alpha"), a wholly owned subsidiary of the Company, in the British Virgin Islands. Alpha commenced its business on July 1, 2004 and its principal activity was providing total solution software with entertainment and lifestyle information and providing a mobile message service platform. Substantially, all of the Company’s operations are conducted through Alpha.

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

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The company has a 3 year contract that it entered into on May 3, 2004 with a major customer, Taikang Capital Managements Corporation, who subsequently after the contract was executed became a major stockholder of the company. Pursuant to the terms of this contract, we supply our total solutions software product, from the period July 1, 2004 to June 30, 2007. With written notice at least 30 days prior to the expiration of the contract to the other party, either party can extend the term of contract. Income is recognized ratably over the life of the contract, as our total solution product is provided to Taikang on a monthly subscription basis.

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

The Company signed a 3-year contract with Taikang Capital Managements Corporation (Taikang”), a principal stockholder of the Company for total solution software on July 1, 2004. During the year ended September 30, 2005, the Company recognized income from Taikang amounting to $1,440,000. The amount due from the stockholder at September 30, 2005 of $440,000 was classified under the caption “Accounts receivable - affiliate”.

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

5. STOCK TRANSACTIONS

On March 16, 2004, the Company issued 9,889,000 shares of TCOM’s common stock, par value $.001 per share and 10,000,000 warrants to purchase 10,000,000 shares of TCOM’s common stock at $2 per share to Auto Treasure Holdings Limited, an entity 100% owned by the majority shareholder, to acquire the remaining 20% interest of IC Star. This transfer was deemed to be a transfer between entities under common control and was therefore recorded on the Company's records at its historical cost basis. In connection to the new issuance of 9,889,000 shares of Telecom common stock and 10,000,000 warrants (expire March 15, 2006), the excess of the purchase consideration of $8,322,295 over the book value of the net assets of $195,378 acquired amounted to $8,126,917. As a result of this transfer, the net credit entry to equity has equaled the book value of the net assets acquired totaling $195,378. (See note 11 on this $8,126,917 which was recorded in the consolidated statement of operations as an acquisition expense before, was reversed to APIC.)

On April 12, 2004, the Company issued 2,600,000 shares of TCOM’s common stock, par value $.001 per share, to various employees and consultants as part of their compensation at market price of $.62 for a total of $1,612,000. The company expensed $570,000 for fiscal year ended September 30, 2004 and amortized $1,042,000 over 24 months over the service periods. (See note 10 on the details of the amortization of the stock-based compensation expenses.)

On June 12, 2004, the Company issued 400,000 shares of TCOM’s common stock, par value $.001 per share, to two consultants as part of their compensation at market price of $.32 with a total of $128,000. The consultants will provide the services to the Company for two years from January 1, 2004 to December 31, 2005. The Company will amortise $128,000 over 24 months. (See note 10 on the details of the amortization of the stock-based compensation expenses.)

On July 22, 2004, the Company entered into a stock purchase agreement (the "Purchase Agreement") with Taikang Capital Managements Company ("Taikang"), under which the Company has agreed to issue and sell to the purchasers in a private placement 7,500,000 shares of TCOM’s common Stock, par value $.001 per share for an aggregate purchase price of $1,500,000. Simultaneous with this transaction, Taikang converted the $500,000 Convertible Promissory Note into 2,500,000 shares of Common Stock.

On October 7, 2004, the Company entered into a stock purchase agreement with Taikang, an affiliate of the Company, for the purchase of 10,000,000 shares of TCOM's common stock, par value $.001 per share for an aggregate purchase price of $2,000,000, which was paid for the purchase of software from a third party vendor directly and was classified as a non-cash item under cash flow statement.

On February 1, 2005, the Company entered into a stock agreement with Top Rider Group Limited for the purchase of 3,500,000 shares of TCOM’s common stock, par value $.001 per share for an aggregate purchase price of $1,050,000. All such shares are restricted securities within the meaning of the Securities Act of 1933. The purchase consideration was to settle the purchase of software IBS V4.1 of $500,000 and the purchase for database of movie stars and singers content of $550,000.

On July 22, 2005, the Company totally issued 3,500,000 shares of the Company’s common stock, par value $.001 per share, to two consultants as part of their compensation at market price of $.24 with a total of $840,000. The Company paid one of the consultants 1,500,000 shares of $360,000 to provide 17 months services to the Company. For another consultant, the Company paid 2,000,000 shares of $480,000 to provide 24 months services to the Company. (See note 10 on the details of the amortization of the stock-based compensation expenses.)

As a result of the merger and reincorporation as a Delaware company in February, 2005, the authorized shares of common stock and par value of the Company was increased from 80,000,000 at $.001 to 300,000,000 at $.001 while the authorized shares of preferred stock and par value of the Company was increased from 20,000,000 at $.001 to 50,000,000 at $.001

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

6. INCOME TAXES

British Virgin Islands

Alpha, the primary operating subsidiary is incorporated in the British Virgin Islands and, under the current laws of the British Virgin Islands, is not subject to income taxes.

Hong Kong

The Company’s other subsidiaries, IC Star and Talent Leader are incorporated in Hong Kong and are subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. No provision for Hong Kong profits tax has been made as the Company had no assessable income for Hong Kong. The applicable Hong Kong statutory tax rate for the year ended September 30, 2005 and 2004 are 17.5% and 17.5%, respectively.

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

No provision for Enterprise income tax in the PRC had been made for the year ended September 30, 2005 and 2004. The Company had no assessable taxable income in the PRC, due to the fact that it is exempt from PRC tax, based on the statutory provisions granting a tax holiday for a two year period, as stated above, or for the Company’s operations, for the Company’s years ended September 30, 2005 and 2006. The Company’s first profit taking year was the year ended September 30, 2005, therefore tax will be due to the PRC, if the Company generates PRC taxable income, for the fiscal year ended September 30, 2007.

Based on the above statutory PRC tax provision, the Company believes that it is remote that any PRC tax liability will be due for the fiscal years ended September 30, 2005 and 2004.

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

7. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”. SFAS 123(R) is a revision of SFAS No., 123, “Accounting for Stock-based Compensation,” and supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Among other items SFAS 123(R) eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The Company began recognizing compensation expense for the fair value of stock-based compensation in its financial statements in accordance with SFAS 123 in 2003. The effective date of SFAS 123 (R) is the first annual reporting period beginning after June 15, 2005. The adoption of SFAS 123 (R) is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

In January 2003, the FASB issued FASB Interpretation No. 46, ("FIN 46"), Consolidation of Variable Interest Entities ("VIE"). Until this interpretation, the Company generally included entities in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 requires a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns. FIN No. 46 is effective for reporting periods ending after December 15, 2003. The adoption of FIN No. 46 did not have a material impact on the Company's Consolidated Financial Statements as of September 30, 2005.

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

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”), which replaced Accounting Principles Board Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

7. RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

8. COMMITMENTS AND CONTINGENCIES - LEASE OBLIGATIONS

Operating Leases
Lessee Costs - In the normal course of business, the Company leases office space under operating lease agreements. The Company rents office space, primarily for regional sales administration offices, in commercial office complexes that are conducive to administrative operations. The operating lease agreements generally contain renewal options that may be exercised at the Company’s discretion after the completion of the base rental term. In addition, many of the rental agreements provide for regular increases to the base rental rate at specified intervals, which usually occur on an annual basis. As of September 30, 2005, the Company had operating leases that have remaining terms of 34 months. The following table summarizes the Company’s future minimum lease payments under operating lease agreements as of September 30, 2005:

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

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10. STOCK-BASED COMPENSATION EXPENSES

In connection to the 2,600,000 shares of the Company’s common stock issued on April 12, 2004 to various employees and consultants as part of their compensation at market price of $.62 with a total of $1,612,000, the Company expensed the salary bonus of $570,000 in the profit and loss for the year ended September 30, 2004 and amortized the consultancy fee of $1,042,000 over services period of a 24 month period. The terms for these agreements are 24 months starting from January 1, 2004 to December 31, 2005. It resulted in an expense of $43,416 for each month and the total expenses of $521,000 and $390,750 for the year ended September 30, 2005 and 2004.

In connection to the 400,000 shares of the Company’s common stock issued on June 12, 2004 to two consultants as part of their compensation at market price of $.32 with a total of $128,000, the terms for these agreements are 24 months starting from January 1, 2004 to December 31, 2005. It resulted in an expense of $5,333 for each month and the total expenses of $64,000 and $48,000 for the year ended September 30, 2005 and 2004.

In connection to the 3,500,000 shares of the Company’s common stock issued in July 22, 2005 to two consultants as part of their compensation at market price of $.24 with a total of $840,000, the terms for 1,500,000 of these shares totaled $360,000, is for the services to be rendered over 17 months from August, 2005 to December, 2006. Therefore, the Company amortized the total expense over a 17 month period which resulted in an expense of $21,176 for each month and the total expenses of $42,353 for the year ended September 30, 2005.

The terms for remaining 2,000,000 shares totaled $480,000, is for the services to be rendered over 24 months from August, 2005 to July, 2007. Therefore, we amortized the total expense over a 24 month period which resulted in an expense of $20,000 for each month and the total expenses of $40,000 for the year ended September 30, 2005.

As a result, the total stock compensation being amortized $667,353 and $1,008,750 for the year ended September 30, 2005 and 2004 respectively.

11. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS - SEPTEMBER 30, 2005

The Company's consolidated financial statements have been restated to give effect to the following adjustment:

1)
The Company bought the 20% of IC Star MMS on March 16, 2004. The Company recorded significant reorganization expenses in the statement of operations for the year ended September 30, 2004. Pursuant to SEC comments received after this filing, we have recorded these reorganization expenses as a deemed dividend paid out of additional paid in capital, instead of recording this transaction as an expense. This restatement does not change our total stockholders’ equity but only reduces the net loss and decreases our additional paid in capital.

2)
Pursuant to the SEC comments received after the filing, we reallocated the depreciation of software related to the revenue of the company to cost of sales. This had no impact on our prior earnings reported.

3)
In March 2005, the SEC staff expressed their views with respect to SFAS No. 123R in Staff Accounting Bulletin No. 107, “Share-Based Payment,” (SAB 107). SAB 107 provides guidance on valuing options. Now, we amortize the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. Also, that cost is recognized over the period during which the employee and consultants are required to provide services in exchange for the award.

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS - SEPTEMBER 30, 2005-CON’T

The accompanying financial statements for 2005 and 2004 have been restated to reflect the corrections. The accumulated changes to the retained earnings at September 30, 2005 was increased by $9,030,814, including the increase in 2005 current year earnings of $172,647 and the increase in 2004 current year earnings of $8,858,167.

The following is a summary of the restatements for the year ended September 30, 2005 and 2004 :

	Adjustment no:	Increase/(Decrease) in Current Earnings
Reclassification of the depreciation expenses on the software that sold to customers to cost of sales	2	$(1,502,192)
Transfer of the depreciation which included in operating expenses to cost of sales	2	1,502,192
Reclassification of other selling, general and administrative expenses to deferred stock-based compensation - B/S	3	840,000
Amortization of stock-based compensation over the contract periods	3	(667,353)

Increase in 2005 retained earnings		172,647

Credit to acquisition cost of the 20% interest of IC Star in 2004 and debit to the additional paid in capital	1	8,126,917
Reclassification of the depreciation expenses on the software that sold to customers to cost of sales	2	$(262,027)
Transfer of the depreciation which included in operating expenses to cost of sales	2	262,027

Reclassification of other selling, general and administrative expenses to deferred stock-based compensation - B/S	3	1,740,000
Amortization of stock-based compensation over the contract periods	3	(1,008,750)

Increase in 2004 retained earnings		8,858,167

Total increase in retained earnings as at September 30, 2005		$9,030,814

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS - SEPTEMBER 30, 2005-CON’T

Restatement of Consolidated Balance Sheet as at September 30, 2005

	As Previously reported September 30, 2005	Restatement Adjustment September 30, 2005	As restated September 30, 2005
ASSETS
Current assets
Cash and cash equivalents	$2,000,847		$2,000,847
Accounts receivable - affiliate	440,000		440,000
- others, less allowance for bad debt of $525,840	2,492,000		2,492,000
Due from related party	91,643		91,643
Deferred stock-based compensation - current portion	-	640,368	640,368
Prepaid expenses	371,190		371,190
Other current assets	322,805		322,805

Total current assets	5,718,485		6,358,853

Property, plant and equipment, net	4,357,231		4,357,231
Deferred stock-based compensation - non-current portion		263,529	263,529
Total assets	$10,075,716	$903,897	$10,979,613

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,087,962		$1,087,962
Accrued expenses	287,126		287,126
Finance lease - current portion	20,761		20,761
Due to related company	113,200		113,200

Total current liabilities	1,509,049		1,509,049

Commitments and contingencies (refer to note 8)

Non-current liabilities
Loan payable	108,205		108,205
Finance lease	31,903		31,903

Total non-current liabilities	140,108		140,108

Stockholders' equity
Preferred stock ($.001 Par Value: 50,000,000 shares authorized; no shares issued and outstanding)
Common stock ($.001 Par Value: 300,000,000 shares authorized 77,188,000 shares issued and outstanding)	77,188		77,188
Additional paid in capital	15,912,406	(8,126,917)	7,785,489
Accumulated other comprehensive income	246		246
Retained earnings	(7,563,281)	9,030,814	1,467,533

Total stockholders’ equity	8,426,559		9,330,456
Total liabilities and stockholders' equity	$10,075,716	903,897	$10,979,613

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS - SEPTEMBER 30, 2005-CON’T

Restatement of Consolidated Statement of Operation for the year ended September 30, 2005

	As Previously reported September 30, 2005	Restatement Adjustment September 30, 2005	As restated September 30, 2005

Net revenues - affiliate	1,440,000		1,440,000
- others	7,631,997		7,631,997
	9,071,997		9,071,997
Cost of sales
Depreciation	-	(1,502,192)	(1,502,192)
Other cost of sales	(3,562,531)		(3,562,531)
	(3,562,531)		(5,064,723)

Gross profit	5,509,466		4,007,274

Operating expenses:
Allowance for bad debt	525,840		525,840
Consulting expenses	840,000	(840,000)	-
Depreciation	1,538,763	(1,502,192)	36,571
Salaries	252,249		252,249
Stock-based compensation expenses	-	667,353	667,353
Other selling, general and administrative	528,609		528,609
Total operating expenses	3,685,461		2,010,622

Income/ (loss) from operations	1,824,005		1,996,652

Other income/ (expense):
Interest income	699		699
Other income	4,946		4,946
Interest expense	(4,004)		(4,004)

Total other income (expense)	1,641		1,641

Income/ (loss) from operations	1,825,646		1,998,293
before income taxes
Provision for income taxes	-		-

Income/ (expense) from continuing operations before minority interest	1,825,646		1,998,293

Minority interest in loss (income) of subsidiary	20,000		20,000

Income/ (loss) from continuing operations	1,845,646		2,018,293

Income/ (loss) from discontinued operations,
- Gain on disposal of subsidiary	53,431		53,431
- Net (expenses) from the discontinued operations of subsidiaries	(23,272)		(23,272)

Total income from discontinued operations	30,159		30,159

Net income/ (loss)	$1,875,805		$2,048,452

EPS from continuing operations - basic	0.03		0.03
EPS from discontinued operations - basic	-		-
Total EPS - basic	0.03		0.03

EPS from continuing operations - fully diluted	0.02		0.02
EPS from discontinued operations - fully diluted	-		-
Total EPS - fully diluted	0.02		0.02

DENOMINATOR FOR BASIC AND DILUTED EPS
Weighted average share - basic	72,978,411		72,978,411
Weighted average share - fully diluted	82,978,411		82,978,411

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS - SEPTEMBER 30, 2005-CON’T

	Common Stock $.001 Par Value		Additional Paid In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income(Loss)	Total Stockholders’ Equity
	Number of Shares	Amount
			Restated	Restated	Restated	Restated
Balance, September 30, 2003, as previous reported	37,299,000	$37,299	$-	$(537,599)	$(7,166)	$(507,466)

Shares issued at $.0197 per share with 10 million
warrants at $2.00 each - March 16, 2004, as restated	9,889,000	9,889	185,489			195,378

Shares issued at $.62 per share - April 12, 2004	2,600,000	2,600	1,609,400			1,612,000

Shares Issued at $.32 per share - June 12, 2004	400,000	400	127,600			128,000

Shares Issued at $.20 per share - July 22, 2004	7,500,000	7,500	1,492,500			1,500,000

Shares Issued at $.20 per share - July 22, 2004	2,500,000	2,500	497,500			500,000

Net loss for the year ended September 30, 2004
as restated				(43,320)		(43,320)

Comprehensive income - unrealized loss on foreign currency translation	-	-	-	-	7,299	7,299

Balance, September 30, 2004, as restated	60,188,000	60,188	12,039,406	(580,919)	133	3,391,891

Shares issued at $.20 per share - October 7, 2004	10,000,000	10,000	1,990,000			2,000,000

Shares issued at $.30 per share - February 1, 2005	3,500,000	3,500	1,046,500			1,050,000

Shares issued at $.24 per share - July 22, 2005	3,500,000	3,500	836,500			840,000

Net income for the year ended September 30, 2005
as restated				2,048,452		2,048,452

Comprehensive income - unrealized loss on foreign currency translation	-	-	-	-	113	113

Balance, September 30, 2005	77,188,000	$77,188	$7,785,489	$1,467,533	$246	$9,330,456

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12. RESTATEMENT OF PRIOR CONSOLIDATED FINANCIAL STATEMENTS - SEPTEMBER 30, 2004

The Company's interim financial statements have been restated to give effect to the following adjustment:

1)
The Company bought the 20% of IC Star MMS on March 16, 2004. The Company recorded significant reorganization expenses in the statement of operations for the year ended September 30, 2004. Pursuant to SEC comments received after this filing, we have recorded these reorganization expenses as a deemed dividend paid out of additional paid in capital, instead of recording this transaction as an expense. This restatement does not change our total stockholders’ equity but only reduces the net loss and decreases our additional paid in capital.

2)
Pursuant to the SEC comments received after the filing, we reallocated the depreciation of software related to the revenue of the company to cost of sales. This had no impact on our prior earnings reported.

3)
In March 2005, the SEC staff expressed their views with respect to SFAS No. 123R in Staff Accounting Bulletin No. 107, “Share-Based Payment,” (SAB 107). SAB 107 provides guidance on valuing options. Now, we amortize the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. Also, that cost is recognized over the period during which the employee and consultants are required to provide services in exchange for the award.

The accompanying financial statements for 2004 have been restated to reflect the corrections. The accumulated changes to the retained earnings at September 30, 2004 was increased by $ $8,858,167. The following is a summary of the restatements for the year ended September 30, 2004 :

	Adjustment no:	Increase/(Decrease) in Current Earnings

Credit to acquisition cost of the 20% interest of IC Star in 2004 and debit to the additional paid in capital	1	8,126,917
Reclassification of the depreciation expenses on the software that sold to customers to cost of sales	2	$(262,027)
Transfer of the depreciation which included in operating expenses to cost of sales	2	262,027

Reclassification of other selling, general and administrative expenses to deferred stock-based compensation - B/S	3	1,740,000
Amortization of stock-based compensation over the contract periods	3	(1,008,750)

Increase in 2004 retained earnings		8,858,167

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12. RESTATEMENT OF PRIOR CONSOLIDATED FINANCIAL STATEMENTS - SEPTEMBER 30, 2004- CON’T

Restatement of Consolidated Balance Sheet as at September 30, 2004

	As Previously reported September 30, 2004	Restatement Adjustment September 30, 2004	As restated September 30, 2004
ASSETS

Current assets:
Cash and cash equivalents	$336,707		$336,707
Accounts receivable - affiliate	568,294		568,294
Deferred stock-based compensation - current portion	-	585,000	585,000
Prepaid expenses and other current assets	94,025		94,025
Due from related companies	5,327		5,327

Total current assets	1,004,353		1,589,353

Property, plant and equipment, net	2,208,625		2,208,625
Deferred stock-based compensation - non-current portion	-	146,250	146,250

Total assets	$3,212,978	$731,250	$3,944,228

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$386,994		$386,994
Due to related party	165,343		165,343

Total Current Liabilities	552,337		552,337

Stockholders' equity :
Preferred stock ($.001 Par Value: 50,000,000 shares authorized; no shares issued and outstanding)	-		-
Common stock ($.001 Par Value: 300,000,000 shares authorized: 60,188,000 shares issued and outstanding)	60,188		60,188
Additional paid in capital	12,039,406	(8,126,917)	3,912,489
Accumulated other comprehensive income	133		133
Retained earnings	(9,439,086)	8,858,167	(580,919)

Total stockholders' equity	2,660,641		3,391,891
Total liabilities and stockholders' equity	$3,212,978	$731,250	$3,944,228

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12. RESTATEMENT OF PRIOR CONSOLIDATED FINANCIAL STATEMENTS - SEPTEMBER 30, 2004- CON’T

Restatement of Consolidated Statement of Operation and Comprehensive Loss for
the year ended September 30, 2004

	As Previously reported September 30, 2004	Restatement Adjustment September 30, 2004	As restated September 30, 2004

Revenue:
Net revenues - affiliate	$390,000		$390,000
- others	1,017,605		1,017,605
	1,407,605		1,407,605
Cost of sales
Depreciation	-	262,027	262,027
Other cost of sales	634,468		634,468
	634,468		896,495

Gross profit	773,137		511,110

Operating expenses:
Stock-based compensation expenses	-	1,008,750	1,008,750
Other selling, general and administrative	2,479,677	(2,002,027)	477,650

Total operating expenses costs	2,479,677		1,486,400

(Loss) from operations	(1,706,540)		(975,290)

Other income/ (expense):
Interest income	45		45
Other income	553,709		553,709
Interest expense	(1,946)		(1,946)
Acquisition costs	(8,126,917)	8,126,917	-

Total other (expenses) / income	(7,575,109)		551,808

Net loss before minority interest	(9,281,649)		(423,482)

Minority interest in loss of subsidiary	(35,824)		(35,824)

Loss from continuing operations	(9,317,473)		(459,306)

Income / (loss) from discontinuing operations
-Gain on disposal of subsidiary	200,000		200,000
-Loss on disposal of subsidiary	(138,277)		(138,277)
-Net income from the discontinued operations of subsidiary	354,263		354,263

Total income from discontinued operations	415,986		415,986

Net loss	$(8,901,487)		$(43,320)
Other comprehensive income
Foreign currency translation difference	-		-
Comprehensive loss	$(8,901,487)		$(43,320)

Loss per Common Share:
Basic	(0.19)		(0.00)
Fully diluted	(0.17)		(0.00)

Weighted Average Common Share:
Outstanding - Basic	45,919,882		45,919,882
Outstanding - Fully diluted	51,334,540		51,344,540

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12. RESTATEMENT OF PRIOR CONSOLIDATED FINANCIAL STATEMENTS - SEPTEMBER 30, 2004- CON’T

	Common Stock $.001 Par Value		Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income(Loss)	Total Stockholders’ Equity
	Number of Shares	Amount

Balance, September 30, 2003, as previous reported	37,299,000	$37,299	$-	$(537,599)	$(7,166)	$(507,466)

Shares issued at $.0197 per share with 10 million warrants
Warrants at $2.00 each - March 16, 2004, as restated	9,889,000	9,889	185,489			195,378

Shares issued at $.62 per share - April 12, 2004	2,600,000	2,600	1,609,400			1,612,000

Shares Issued at $.32 per share - June 12, 2004	400,000	400	127,600			128,000

Shares Issued at $.20 per share - July 22, 2004	2,500,000	2,500	497,500			500,000

Shares Issued at $.20 per share - July 22, 2004	7,500,000	7,500	1,492,500			1,500,000

Net loss for the year ended September 30, 2004
as restated				(43,320)		(43,320)

Comprehensive income - unrealized loss on foreign currency translation	-	-	-	-	7,299	7,299

Balance, September 30, 2004, as restated	60,188,000	$60,188	$12,039,406	$(580,919)	$133	$3,391,891