Form 10QSB/A
period 2005-12-31
TELECOM COMMUNICATIONS INC
filed 2006-08-10
CIK 1139570

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: (_82,188,000_) shares of Common Stock, $.001 Par Value Per Share, outstanding as of February (_1_), 2006.
Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

PART I. FINANCIAL INFORMATION

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

ITEM 1. FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS	December 31,
2005
Restated
Current assets:	(Unaudited)
Cash and cash equivalents	$1,114,593
Accounts receivable - affiliate	800,000
- others, less allowance for bad debt of $645,000	4,538,916
Deferred stock-based compensation - current portion	1,354,118
Prepaid expenses	1,553,871
Other current assets	541,306

Total current assets	9,902,804

Property, plant and equipment, net	3,933,444
Deferred stock-based compensation - non-current portion	928,333

Total assets	$14,764,581

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,217,309
Finance lease - current portion	20,761
Due to related companies	90,743

Total Current Liabilities	1,328,813

Commitments and contingencies (refer to note 7)
Non-current liabilities:
Loan payable - related party	108,205
Finance lease	26,849

Total non-current liabilities	135,054

Total liabilities	1,463,867

Stockholders' equity :
Preferred stock ($.001 Par Value: 50,000,000 shares authorized;
no shares issued and outstanding)	-
Common stock ($.001 Par Value: 300,000,000 shares authorized
82,188,000 shares issued and outstanding)	82,188
Additional paid in capital	9,990,489
Accumulated other comprehensive income	249
Retained earnings	3,227,788

Total stockholders' equity	13,300,714

Total liabilities and stockholders' equity	$14,764,581

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME
 AND COMPREHENSIVE INCOME

	Three Months Ended December 31,
	2005 Restated	2004 Restated
	(unaudited)	(unaudited)
Revenue:
Net revenues - affiliate	$360,000	$360,000
- others	3,968,099	1,215,338

	4,328,099	1,575,338

Cost of sales
Depreciation	467,515	309,405
Other cost of sales	683,339	786,557

	1,150,854	1,095,962

Gross profit	3,177,245	479,376

Operating expenses:
Allowance for bad debt	119,160	-
Depreciation	28,601	7,052
Salaries	259,747	-
Stock-based compensation expenses	831,446	146,250
Other selling and administrative expenses	188,741	116,511

Total operating expenses costs	1,427,695	269,813

Income from operations	1,749,550	209,563

Other income/ (expense):
Interest income	1,279	112
Other income	10,288	7,590
Interest expense	(862)	(550)

Total other income	10,705	7,152

Net income operations before minority interest	$1,760,255	$216,715
Other comprehensive income
Foreign currency translation difference	3	-

Comprehensive income operations before minority interest	$1,760,258	$216,715

Earnings per Common Share:
Basic	$0.02	$0.00
Fully diluted	$0.02	$0.00

Weighted Average Common Share:
Outstanding - Basic	77,677,000	69,529,000
Outstanding - Fully diluted	87,677,000	79,529,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended December 31,

	2005 Restated	2004 Restated
	(unaudited)	(unaudited)

Cash flows from operating activities:

Net cash (used in) provided by operating activities	(788,149)	64,851

Cash flows from investing activities:

Interest income	1,279	-
Capital expenditure	(71,875)	(67,672)

Net cash (used in) investing activities	(70,596)	(67,672)

Cash flows from financing activities:
Due to related party	(22,457)	(3,162)
Repayment of finance lease	(5,055)	(6,137)

Net cash (used in) financing activities	(27,512)	(9,299)

Effect of exchange rate changes in cash	3	115

Net (decrease) in cash and cash equivalents	(886,254)	(12,005)

Cash and cash equivalents - beginning of period	2,000,847	336,707

Cash and cash equivalents - end of period	$1,114,593	$324,702

Supplemental disclosure of cash flow information:

Non cash investing and financing activities:

Common stock issued for acquisition of software	$-	$2,000,000

Common stock issued for payment of
compensation expenses	$2,210,000	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2005

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

DESCRIPTION OF BUSINESS

Telecom Communications, Inc. ("TCOM") and its subsidiaries (collectively with TCOM, the "Company"), is a fully integrated information and entertainment service provider to the market of the PRC. We sell our products through channel resellers, who are BVI companies, distributed to the SP market in the PRC. The channel resellers in turn supply our content, through various telecommunication providers, to the end users in the PRC. Our products that are ultimately sold to the SP market in the PRC are a combination of an integrated communications network solutions and entertainment and lifestyle content. Our products serve the voice, video, data, web and mobile communication markets.

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

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2005

1.	BUSINESS DESCRIPTION AND ORGANIZATION-CON’T

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

ALPHA CENTURY HOLDINGS LIMITED

On December 15, 2003, TCOM formed Alpha Century Holdings Limited ("Alpha"), a wholly owned subsidiary of TCOM, in the British Virgin Islands. Alpha commenced its business on July 1, 2004 and its principal activity was providing total solution software with entertainment and lifestyle information and providing a mobile message service platform. Most of the company’s business is presently conducted through Alpha. Substantially, all of the Company’s operations are conducted through Alpha.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2005

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

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CON’T

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

PROPERTY AND EQUIPMENT

Property and equipment is located in the PRC and is recorded at cost. Depreciation is calculated using the straight-line method over the expected useful life of the asset. The Company generally uses the following depreciable lives for its major classifications of property and equipment:

Description	Useful Lives

Computer hardware	3 years

Computer software	3 years

Web site	3 years

Motor vehicles	3 years

Furniture and fixtures	5 years

Leasehold improvements	5 years

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2005

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CON’T

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

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2005

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CON’T

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

The company has a 3 year contract that it entered into on May 3, 2004 with a major customer, Taikang Capital Managements Corporation, who subsequently after the contract was executed became a major stockholder of the company. Pursuant to the terms of this contract, we supply our total solutions software product, from the period July 1, 2004 to June 30, 2007. With written notice at least 30 days prior to the expiration of the contract to the other party, either party can extend the term of contract. Income is recognized ratably over the life of the contract, as the our total solution product is provided to Taikang on a monthly subscription basis.

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

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2005

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CON’T

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

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2005

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CON’T

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

In additions, TCOM owed the stockholder $108,205 as of December 31, 2005. The amount is recorded as loan payable - related party under non current liabilities.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2005

5.	STOCK TRANSACTIONS

On November 16, 2005, TCOM issued 1,000,000 shares of TCOM's common stock, par value $0.001 per share, to the Chief Financial Officer of TCOM as part of his compensation at market price of $.49 resulting in an expense of $490,000.

On December 20, 2005, TCOM issued 4,000,000 shares of TCOM's common stock, par value $0.001 per share, to two consultants of TCOM as consultancy fee at market price of $.43 resulting in a prepaid expense of $1,720,000. The consultants will provide the services to the Company for two years from December, 2005 to November, 2007. The Company will amortise $1,720,000 over 24 months. (See note 9 on the details of the amortization of the stock-based compensation expenses.)

6.	INCOME TAXES

British Virgin Islands

Alpha, the primary operating subsidiary is incorporated in the British Virgin Islands and, under the current laws of the British Virgin Islands, is not subject to income taxes.

Hong Kong

The Company’s other subsidiaries, IC Star and Talent Leader are incorporated in Hong Kong and are subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. No provision for Hong Kong profits tax has been made as the Company had no assessable income for Hong Kong. The applicable Hong Kong statutory tax rate for the quarter ended December 31, 2005 and 2004 are 17.5% and 17.5%, respectively.

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

No provision for Enterprise income tax in the PRC had been made for the quarter ended December 31, 2005 and 2004. The Company had no assessable taxable income in the PRC, due to the fact that it is exempt from PRC tax, based on the statutory provisions granting a tax holiday for a two year period, as stated above, or for the Company’s operations, for the Company’s years ended September 30, 2005 and 2006. The Company’s first profit taking year was the year ended September 30, 2005, therefore tax will be due to the PRC, if the Company generates PRC taxable income, for the fiscal year ended September 30, 2007.

Based on the above statutory PRC tax provision, the Company believes that it is remote that any PRC tax liability will be due for the quarter ended December 31, 2005 and 2004.

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2005

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
$673,660

The Company recognizes lease expense on a straight-line basis over the life of the lease agreement. Contingent rent expense is recognized as it is incurred. Total rent expense in continuing operations from operating lease agreements was $62,926 and $5,587 for the three months ended December 31, 2005 and 2004 .

Obligations to purchase copyrights - On December 29, 2005, the Company had signed an agreement with Zestv Features Limited (“Zestv”) . to purchase Zestv’s future rights to its music, films and TV programming copyrights of online content. The total obligations to Zestv are $2,500,000 of which $1,250,000 was paid to Zestv as a deposit and was recorded as a Prepaid expense at December 31, 2005.

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

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2005

9.	STOCK-BASED COMPENSATION EXPENSES

In connection to the 2,600,000 shares of the Company’s common stock issued on April 12, 2004 to various employees and consultants as part of their compensation at market price of $.62 for a total of $1,612,000, the Company expensed the salary bonus of $570,000 in the profit and loss for the year ended September 30, 2004 and amortized the consultancy fee of $1,042,000 over services period of a 24 month period. The terms for these agreements are 24 months starting from January 1, 2004 to December 31, 2005. It resulted in an expense of $43,416 for each month and the total expenses of $130,250 and $130,250 for the quarters ended December 31, 2005 and 2004 respectively.

In connection to the 400,000 shares of the Company’s common stock issued on June 12, 2004 to two consultants as part of their compensation at market price of $.32 with a total of $128,000, the terms for these agreements are 24 months starting from January 1, 2004 to December 31, 2005. It resulted in an expense of $5,333 for each month and the total expenses of $16,000 and $16,000 for the quarters ended December 31, 2005 and 2004 respectively.

In connection to the 3,500,000 shares of the Company’s common stock issued in July 22, 2005 to two consultants as part of their compensation at market price of $.24 with a total of $840,000, the terms for 1,500,000 of these shares totaled $360,000, is for the services to be rendered over 17 months from August, 2005 to December, 2006. Therefore, the Company amortized the total expense over a 17 month period which resulted in an expense of $21,176 for each month and the total expenses of $63,529 and $0 for the quarters ended December 31, 2005 and 2004 respectively.

The terms for remaining 2,000,000 shares totaled $480,000, is for the services to be rendered over 24 months from August, 2005 to July, 2007. Therefore, we amortized the total expense over a 24 month period which resulted in an expense of $20,000 for each month and the total expenses of $60,000 and $0 for the quarters ended December 31, 2005 and 2004 respectively.

In connection to the 1,000,000 shares of the Company’s common stock issued on November 16, 2005 to Chief Financial Officer as part of their compensation at market price of $.49 with a total of $490,000, this was for compensation for a salary bonus and we accordingly expensed the whole amount of $490,000 in the profit and loss and was included in the quarters ended December 31, 2005.

In connection to the 4,000,000 shares of the Company’s common stock issued in December 20, 2005 to two consultants as part of their compensation at market price of $.43 with a total of $1,720,000, the services are to be rendered over 24 months from December, 2005 to November, 2007. Therefore, we amortized the total expense over a 24 month period which resulted in an expense of $71,667 for each month and a one month expense of $71,667 and $0 for the quarter ended December 31, 2005 and 2004 respectively.

As a result, the total stock compensation being amortized $831,446 and $146,250 for the quarters ended December 31, 2005 and 2004 respectively.

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2005

10.	RESTATEMENT OF PRIOR INTERIM CONDENSED FINANCIAL STATEMENTS - DECEMBER 31, 2005

The Company's interim financial statements have been restated to give effect to the following adjustments :

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

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2005

10.	RESTATEMENT OF PRIOR INTERIM CONDENSED FINANCIAL STATEMENTS - DECEMBER 31, 2005-CON’T

The accompanying financial statements for the quarter ended December 31, 2005 have been restated to reflect the corrections. The accumulated changes to the retained earnings at December 31, 2005 was increased by $10,409,368, including the increase in the current earnings for the quarter ended December 31, 2005 of $1,378,554 and the total increase in retained earnings as at September 30, 2005 of $9,030,814.

The following is a summary of the restatements for the Quarterly Period Ended December 31, 2005

	Adjustment no:	Increase/(Decrease) in Current Earnings
Reclassification of the depreciation expenses on the software that sold to customers to cost of sales	2	$(467,515)
Transfer of the depreciation which included in other selling General and administrative expenses to cost of sales	2	467,515
Transfer to deferred stock-based compensation	3	1,378,554

Increase in the current earnings for the quarter ended December 31, 2005		1,378,554

Credit to acquisition cost of the 20% interest of IC Star in 2004 and debit to the additional paid in capital	1	8,126,917
Transfer to deferred stock-based compensation	3	903,897

Total increase in retained earnings as at September 30, 2005		9,030,814

Total increase in retained earnings as at December 31, 2005		$10,409,368

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2005

10.	RESTATEMENT OF PRIOR INTERIM CONDENSED FINANCIAL STATEMENTS - DECEMBER 31, 2005-CON’T

Restatement of Interim Condensed Balance Sheet as at December 31, 2005

	As Previously reported December 31, 2005	Restatement Adjustment December 31, 2005	As restated December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$1,114,593		$1,114,593
Accounts receivable - affiliate	800,000		800,000
- others, less allowance for bad debt of $645,000	4,538,916		4,538,916
Deferred stock-based compensation - current portion	-	1,354,118	1,354,118
Prepaid expenses	1,553,871		1,553,871
Other current assets	541,306		541,306

Total current assets	8,548,686		9,902,804

Property, plant and equipment, net	3,933,444		3,933,444
Deferred stock-based compensation - non-current portion		928,333	928,333

Total assets	$12,482,130	$2,282,451	$14,764,581

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,217,309		$1,217,309
Finance lease - current portion	20,761		20,761
Due to related companies	90,743		90,743

Total Current Liabilities	1,328,813		1,328,813

Commitments and contingencies (refer to note 7)
Non-current liabilities:
Loan payable - related party	108,205		108,205
Finance lease	26,849		26,849

Total non-current liabilities	135,054		135,054

Total liabilities	1,463,867		1,463,867

Stockholders' equity :
Preferred stock ($.001 Par Value: 50,000,000 shares authorized; no shares issued and outstanding)	-		-
Common stock ($.001 Par Value: 300,000,000 shares authorized 82,188,000 shares issued and outstanding)	82,188		82,188
Additional paid in capital	18,117,406	(8,126,917)	9,990,489
Accumulated other comprehensive income	249		249
Retained earnings	(7,181,580)	10,409,368	3,227,788

Total stockholders' equity	11,018,263		13,300,714

Total liabilities and stockholders' equity	$12,482,130	$2,282,451	$14,764,581

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2005

10.	RESTATEMENT OF PRIOR INTERIM CONDENSED FINANCIAL STATEMENTS - DECEMBER 31, 2005-CON’T

Restatement of Interim Statement of Income and Comprehensive Income
for the three months ended December 31, 2005

	As Previously reported December 31, 2005	Restatement Adjustment December 31, 2005	As restated December 31, 2005
Revenue:
Net revenues - affiliate	360,000		360,000
- others	3,968,099		3,968,099

	4,328,099		4,328,099

Cost of sales
Depreciation	-	467,515	467,515
Other cost of sales	683,339		683,339

	683,339		1,150,854

Gross profit	3,644,760		3,177,245

Operating expenses:
Allowance for bad debt	119,160		119,160
Depreciation	496,116	467,515	28,601
Salaries	259,747		259,747
Stock-based compensation expenses	2,210,000	(1,378,554)	831,446
Other selling and administrative expenses	188,741		188,741

Total operating expenses costs	3,273,764		1,427,695

Income from operations	370,996		1,749,550

Other income/ (expense):
Interest income	1,279		1,279
Other income	10,288		10,288
Interest expense	(862)		(862)

Total other income	10,705		10,705

Net income	381,701		1,760,255
Other comprehensive income
Foreign currency translation difference	3		3

Comprehensive income	381,704		1,760,258

Earnings per Common Share:
Basic	0.01		0.00
Fully diluted	0.01		0.00

Weighted Average Common Share:
Outstanding - Basic	77,677,000		77,677,000
Outstanding - Fully diluted	87,677,000		87,677,000

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2005

11.	RESTATEMENT OF PRIOR INTERIM CONDENSED FINANCIAL STATEMENTS - DECEMBER 31, 2004

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

The accompanying financial statements for the quarter ended December 31, 2004 have been restated to reflect the corrections. The accumulated changes to the retained earnings at December 31, 2004 was increased by $8,711,917, including the decrease in the current earnings for the quarter ended December 31, 2004 of $146,250 and the total increase in retained earnings as at September 30, 2004 of $8,858,167.

The following is a summary of the restatements for the Quarterly Period Ended December 31, 2004

	Adjustment no:	Increase/(Decrease) in Current Earnings
Reclassification of the depreciation expenses on the software that sold to customers to cost of sales	2	$(309,405)
Transfer of the depreciation which included in other selling General and administrative expenses to cost of sales	2	309,405
Stock-based compensation expenses charged to Statement of Operation	3	(146,250)

Total decrease in quarter ended December 31, 2004 current earnings		(146,250)

Credit to acquisition cost of the 20% interest of IC Star in 2004 and debit to the additional paid in capital	1	8,126,917
Transfer to deferred stock-based compensation	3	731,250

Total increase in retained earnings as at September 30, 2004		8,858,167

Total increase in retained earnings as at December 31, 2004		$8,711,917

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2005

11.	RESTATEMENT OF PRIOR INTERIM CONDENSED FINANCIAL STATEMENTS - DECEMBER 31, 2004-CON’T

Restatement of Interim Condensed Balance Sheet as at December 31, 2004

	As Previously reported December 31, 2004	Restatement Adjustment December 31, 2004	As restated December 31, 2004
ASSETS

Current assets:
Cash and cash equivalents	$324,702		$324,702
Accounts receivable - affiliate	-		-
Accounts receivable	1,311,026		1,311,026
Deferred stock-based compensation - current portion	-	585,000	585,000
Prepaid expenses and other current assets	34,143		34,143

Total current assets	1,669,871		2,254,871

Property, plant and equipment, net	3,962,810		3,962,810
Deferred stock based compensation - non-current portion		-	-

Total assets	$5,632,681	$585,000	$6,217,681

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$385,971		$385,971
Due to related party	162,181		162,181
Other loan	60,808		60,808

Total Current Liabilities	608,960		608,960

Stockholders' equity :
Preferred stock ($.001 Par Value: 50,000,000 shares authorized; no shares issued and outstanding)	-		-
Common stock ($.001 Par Value: 300,000,000 shares authorized: 70,188,000 shares issued and outstanding)	70,188		70,188
Additional paid in capital	14,029,406	(8,126,917)	5,902,489
Accumulated other comprehensive income	248		248
Retained earnings	(9,076,121)	8,711,917	(364,204)

Total stockholders' equity	5,023,721		5,608,721
Total liabilities and stockholders' equity	$5,632,681	$585,000	$6,217,681

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2005

11.	RESTATEMENT OF PRIOR INTERIM CONDENSED FINANCIAL STATEMENTS - DECEMBER 31, 2004-CON’T

Restatement of Interim Statement of Income and Comprehensive Income
for the three months ended December 31, 2004

	As Previously reported December 31, 2004	Restatement Adjustment December 31, 2004	As restated December 31, 2004

Revenue:
Net revenues - affiliate	$-	360,000	$360,000
- others	1,575,338	(360,000)	1,215,338
	1,575,338		1,575,338
Cost of sales
Depreciation	-	309,405	309,405
Other cost of sales	786,557		786,557
	786,557		1,095,962

Gross profit	788,781		479,376

Operating expenses:
Depreciation	-	7,052	7,052
Stock-based compensation expenses	-	146,250	146,250
Other selling, general and administrative	432,968	(316,457)	116,511

Total operating expenses costs	432,968		269,813

Income from operations	355,813		209,563

Other income/ (expense):
Interest income	112		112
Other Income	7,590		7,590
Interest expense	(550)		(550)

Total other income	7,152		7,152

Net income	$362,965		$216,715
Other comprehensive income
Foreign currency translation difference	-		-

Comprehensive income	$362,965		$216,715

Earnings per Common Share:
Basic	0.01		0.01
Fully diluted	0.01		0.01

Weighted Average Common Share:

Outstanding - Basic	69,529,000		69,529,000
Outstanding - Fully diluted	79,529,000		79,529,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Explanatory Note

The filing of the original 10-QSB resulted in four SEC comment letters, the first comment letter from the SEC was dated January 25, 2006. In response to the SEC comment letters received and the subsequent follow up comment letters from the SEC, we are making the appropriate restatements to the accompanying financial statements as well as the appropriate changes in the presentation and disclosure of certain items in the December 31, 2005 Form 10-QSB previously filed. The Company therefore is filing this amended Form 10-QSB/A to reflect the comments made by the SEC. See Notes 10 and 11 to the accompanying Restated Financial Statements to this 10-QSBA filing for a complete description and list of the restatements and changes to the disclosures made to the original 10-QSB filed on February 21, 2006.

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

About IBS V4.1 Enterprise Suite

IBS v4.1 is a new product line including built-in MoDirect, an innovative suite of technologies that enables wireless and web publishers to target SEO4Mobile users more effectively and allows advertisers to obtain targeted leads with rich demographic data. IBS v4.1 is one of the Total Solutions (TM) families. Corporate users are allowed to leverage all information resource management on the intranet/extranet over the Internet, plus wireless applications as well as an advertiser to use the IBS V 4.1 to publish SMS and MMS by searches on mobile phones. The system enables manufacturers and services providers to use the Internet to establish and manage continuous connections with automated e-services, operations monitoring and e-commerce offerings. The system's customers include end-user clients in many industries throughout the PRC. IBS v4.1 SME Standard Package includes 3 servers and software as well as the system integration. As of December 31, 2005, Alpha had delivered IBS v4.1 Enterprise Suite to the agent of over 300 small- and middle-size enterprises, totaling around_300 sets of SME Standard Packages plus 26,000 seat licenses, according to the second order from corporate users.

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

Results of Operations

Income Statement Items

The following table summarizes the results of our operations during the three months ended December 31, 2005 and 2004 and provides information regarding the dollar and percentage increase or (decrease) from the current fiscal period to the prior fiscal period:

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended December 31,		Increase (Decrease )	Percentage Increase (Decrease )
	2005 Restated	2004 Restated
	(Unaudited)	(Unaudited)

Net revenues	$4,328,099	$1,575,338	$2,752,761		175%
Cost of sales	$(1,150,854)	$(1,095,962)	$(54,892)		(5%)

Gross profit	$3,177,245	$479,376	$2,697,869		563%
Operating expenses:
Allowance of Bad Debts	$119,160	-		$
Depreciation	$28,601	7,052	$21,549		306%
Salary	$259,747	-		$
Stock-based Compensation Expense	$831,446	$146,250	$685,196		469%
Other Selling, General and Administrative expenses	$188,741	$116,511	$72,230		62%
Total Operating expenses	$1,427,695	$269,813	$1,157,882		429%

Income from operations	$1,749,550	$209,563	$1,539,987		735%

Other income	$10,705	$7,152	$3,553		50%
Net Income	$1,760,255	$216,715	$1,543,540		712%
Other comprehensive income
Foreign currency translation difference	3	-
Comprehensive income	1,760,258	216,715	1,543,543		712%

Earnings per common share - Basic	$0.02	$0.003	-
- Fully diluted	$0.02	$0.003	-
Weighted average common share Outstanding - Basic	77,677,000	69,529,000
- Fully diluted	87,677,000	79,529,000

THREE MONTHS ENDED DECEMBER 31, 2005 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2004

Revenues

Revenues recorded at $4,328,099 for the three months ended December 31, 2005 compared to $1,575,338 for the same period ended December 31, 2004. The increase of $2,752,761 is due primarily to the increase in revenue from sale of the contracted rights to use IBS V4.1 of $2,400,000. Revenues for the three months ended December 31, 2005 were generated from the fixed monthly income by providing clients our products, namely Total Solutions, SEO4Mobile and IBS V4.1.

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

Costs of Sales

Costs of sales were $1,150,854 for the three months ended December 31, 2005 compared to $1,095,962 for the same period ended December 31, 2004. Costs of Sales include depreciation of purchase of various contents and other later stage production from raw contents and costs associated with the performance of our communication services. The increase of $54,892 due primarily to the drop of purchase of content and the drop of cost of initial costs of equipment provided together with the package offered.

Operating Expenses

For the three months ended December 31, 2005, we incurred operating expenses of $1,427,695 as compared to $269,813 for the same period ended December 31, 2004. The $1,427,695 incurred as of December 31, 2005 included general operating expenses of $188,741, salary of $259,747 and allowance of bad debts of 119,160. Stock-Based Compensation Expense had a net increase of $685,196 for the three months ended December 31, 2005 due to the new issuance of stock to new corporate executives for salary bonus of $490,000.

The total other income was $10,705 for the three months ended December 31, 2005 compared to $7,152 for the same period ended December 31, 2004. The $10,705 included interest expense of $862, interest income of $1,279 and commission income of $10,288.

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

No provision for Enterprise income tax in the PRC had been made for the three months ended December 31, 2005 and 2004. The Company had no assessable taxable income in the PRC, due to the fact that it is exempt from PRC tax, based on the statutory provisions granting a tax holiday for a two year period, as stated above, or for the Company’s operations, for the Company’s years ended September 30, 2005 and 2006. Based on the above statutory PRC tax provision, the Company believes that it is remote that any PRC tax liability will be due for the three months ended December 31, 2005 and 2004.

If all of the above tax holidays and concessions had not been available, we would have paid $950,000 and $130,000 more in taxes for the three months ended December 31, 2005 and 2004 respectively. The basic and diluted net income per share would have been lower by $0.01 and $0.01, respectively for the three months ended December 31, 2005 while the basic and diluted net income per share would have been lower than $0.01 and $0.01, respectively for the three months ended December 31, 2004. As at December 31, 2005, the cumulative effect of such tax holidays and concessions not being granted would be approximately $1,890,000.

OVERALL

We reported net income for the three months ended December 31, 2005 of $1,760,258. This translates to overall per-share profit of $0.02 for the three months ended December 31, 2005.

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

Net cash provided by financing activities for the three months ended December 31, 2005 was $27,512, representing a payment to a related party of $22,457 and repayment of a finance lease of $5,055.

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

None.

ITEM 3. DEFAULTS UNDER SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

(a)	Reports on Form 8-K

None

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

TELECOM COMMUNICATIONS, INC.

Date: August 10, 2006	By:	/s/ Tim T. Chen
Tim T. Chen
President and CEO (Principal Executive Officer)

TELECOM COMMUNICATIONS, INC.

Date: August 10, 2006	By:	/s/ Victor Z. Li
Victor Z. Li
Principal Financial and Accounting Officer