Form 10QSB/A
period 2006-03-31
TELECOM COMMUNICATIONS INC
filed 2006-08-10
CIK 1139570

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

PART I. FINANCIAL INFORMATION

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

ITEM 1. FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS	March 31,
2006
(Unaudited)
Current assets:	RESTATED
Cash and cash equivalents	$202,159
Accounts receivable - affiliate	800,000
Accounts receivable- others, less allowance for bad debt of $1,502,914	6,934,497
Deferred stock-based compensation - current portion	2,505,588
Prepaid expenses	2,036,604
Other current assets	381,561
Total current assets	12,860,409

Property, plant and equipment, net	3,438,351
Deferred stock-based compensation - non-current portion	653,333
Total assets	$16,952,093

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$651,282
Accrued expenses	182,065
Finance lease - current portion	20,761
Due to related companies	99,538

Total Current Liabilities	953,646

Long term liabilities:
Loan payable - related party	172,307
Finance lease	21,704
Total long term liabilities	194,011

Total liabilities	1,147,657

Commitments and contingencies (refer to note 7)

Stockholders' equity :
Preferred stock ($.001 Par Value: 50,000,000 shares authorized;
no shares issued and outstanding)	-
Common stock ($.001 Par Value: 300,000,000 shares authorized
85,188,000 shares issued and outstanding)	85,188
Additional paid in capital	11,607,489
Accumulated other comprehensive income	249
Retained earnings	4,111,510

Total stockholders' equity	15,804,436
Total liabilities and stockholders' equity	$16,952,093

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2 0 0 6	Restated 2005	2 0 0 6	Restated 2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Net revenues - affiliate	$720,000	$720,000	$360,000	$360,000
- others	7,627,375	2,744,160	3,659,276	1,528,822
	8,347,375	3,464,160	4,019,276	1,888,822
Cost of sales
Depreciation	935,030	675,755	467,515	366,350
Other cost of sales	1,251,511	1,595,621	568,172	809,064
	2,186,541	2,271,376	1,035,687	1,175,414

Gross profit	6,160,834	1,192,784	2,983,589	713,408

Operating expenses:
Allowance for bad debt	977,074	-	857,914	-
Depreciation	57,389	14,103	28,788	7,051
Salaries	586,178	-	326,431	-
Stock-based compensation expenses	1,574,975	292,500	743,529	146,250
Other selling, general and administrative	358,529	209,944	169,788	93,433

Total operating expenses costs	3,554,145	516,547	2,126,450	246,734

Income from operations	2,606,689	676,237	857,139	466,674

Other income/ (expense):
Interest income	2,561	145	1,282	33
Other income	35,899	7,590	25,611	-
Interest expense	(1,626)	(1,226)	(764)	(676)
Gain on disposal of fixed assets	454	-	454	-

Total other income	37,288	6,509	26,583	(643)

Net income	$2,643,977	$682,746	$883,722	$466,031

Other comprehensive income
Foreign currency translation difference	3	-	-	-

Comprehensive income	$2,643,980	$682,746	$883,722	$466,031

Earnings per Common Share:
Basic	$0.03	$0.01	$0.01	$0.01
Fully diluted	$0.03	$0.01	$0.01	$0.01

Weighted Average Common Share:
Outstanding - Basic and fully diluted	80,040,000	69,857,000	82,455,000	70,188,000
Outstanding - Fully diluted	90,040,000	69,857,000	92,455,000	70,188,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended March 31,
	2006	Restated 2005
	(Unaudited)	(Unaudited)

Cash flows from operating activities:

Net cash (used in) provided by operating activities	(1,779,511)	(211,288)

Cash flows from investing activities:

Capital expenditures	(73,084)	(67,672)

Net cash (used in) investing activities	(73,084)	(67,672)

Cash flows from financing activities:
Repayment of finance lease	(10,199)	(15,438)
Proceeds from loan payable	64,103	-

Net cash (used in) financing activities	53,904	(15,438)

Effect of exchange rate changes in cash	3	112

Net (decrease) in cash and cash equivalents	(1,798,688)	(294,286)

Cash and cash equivalents - beginning of period	2,000,847	336,707

Cash and cash equivalents - end of period	$202,159	$42,421

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

The Company signed a 3-year contract with Taikang Capital Managements Corporation (Taikang"), a principal stockholder of the Company, for total solution software on July 1, 2004. During the six months ended March 31, 2006, the Company recognized income from Taikang amounting to $720,000. The amount due from the stockholder at March 31, 2006 of $800,000 was classified under the caption "Accounts receivable - affiliate".

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2006

5. STOCK TRANSACTIONS

On November 16, 2005, TCOM issued 1,000,000 shares of TCOM's common stock, par value $0.001 per share, to the Chief Financial Officer of TCOM as part of his compensation at market price of $.49 resulting in stock-based compensation expense of $490,000.

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

On March 23, 2006, TCOM issued 3,000,000 shares of TCOM's common stock, par value $0.001 per share, to three consultants of TCOM as consultancy fee at market price of $.54 resulting in an expense of $1,620,000. The consultants will provide the service to the Company for one year from January, 2006 to December, 2006,. The Company will amortise $1,620,000 over 12 months. (See note 9 on the details of the amortization of the stock-based compensation expenses.)

6. INCOME TAXES

British Virgin Islands

Alpha, the primary operating subsidiary, is incorporated in the British Virgin Islands and, under the current laws of the British Virgin Islands, is not subject to income taxes.

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

No provision for Enterprise income tax in the PRC had been made for the six months ended March 31, 2006 and 2005 The Company had no assessable taxable income in the PRC, due to the fact that it is exempt from PRC tax, based on the statutory provisions granting a tax holiday for a two year period, as stated above, or for the Company’s operations, for the Company’s years ended September 30, 2005 and 2006. The Company’s first profit taking year was the year ended September 30, 2005, therefore tax will be due to the PRC, if the Company generates PRC taxable income, for the fiscal year ended September 30, 2007.

Based on the above statutory PRC tax provision, the Company believes that it is remote that any PRC tax liability will be due for the six months ended March 31, 2005 and 2004.

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

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2006

9. STOCK-BASED COMPENSATION EXPENSES

In connection to the 2,600,000 shares of the Company’s common stock issued on April 12, 2004 to various employees and consultants as part of their compensation at market price of $.62 with a total of $1,612,000, the Company expensed the salary bonus of $570,000 in the profit and loss for the year ended September 30, 2004 and amortized the consultancy fee of $1,042,000 over services period of a 24 month period. The terms for these agreements are 24 months starting from January 1, 2004 to December 31, 2005. It resulted in an expense of $43,416 for each month and the total expenses of $130,250 and $260,500 for the six months ended March 31, 2006 and 2005 respectively.

In connection to the 400,000 shares of the Company’s common stock issued on June 12, 2004 to two consultants as part of their compensation at market price of $.32 with a total of $128,000, the terms for these agreements are 24 months starting from January 1, 2004 to December 31, 2005. It resulted in an expense of $5,333 for each month and the total expenses of $16,000 and $32,000 for the six months ended March 31, 2006 and 2005 respectively.

In connection to the 3,500,000 shares of the Company’s common stock issued in July 22, 2005 to two consultants as part of their compensation at market price of $.24 with a total of $840,000, the terms for 1,500,000 of these shares totaled $360,000, is for the services to be rendered over 17 months from August, 2005 to December, 2006. Therefore, the Company amortized the total expense over a 17 month period which resulted in an expense of $21,176 for each month and the total expenses of $127,057 and $0 for the six months ended March 31, 2006 and 2005 respectively.

The terms for remaining 2,000,000 shares totaled $480,000, is for the services to be rendered over 24 months from August, 2005 to July, 2007. Therefore, we amortized the total expense over a 24 month period which resulted in an expense of $20,000 for each month and the total expenses of $120,000 and $0 for the six months ended March 31, 2006 and 2005 respectively.

In connection to the 1,000,000 shares of the Company’s common stock issued on November 16, 2005 to Chief Financial Officer as part of their compensation at market price of $.49 with a total of $490,000, this was for compensation for a salary bonus and we accordingly expensed the whole amount of $490,000 in the profit and loss and was included in the six months ended March, 31, 2006.

In connection to the 4,000,000 shares of the Company’s common stock issued in December 20, 2005 to two consultants as part of their compensation at market price of $.43 with a total of $1,720,000, the services are to be rendered over 24 months from December, 2005 to November, 2007. Therefore, we amortized the total expense over a 24 month period which resulted in an expense of $71,667 for each month and the total expense of $286,668 and $0 for the six months ended March 31, 2006 and 2005 respectively.

In connection to the 3,000,000 shares of the Company’s common stock issued in March 23, 2006 to consultants as part of their compensation at market price of $.54 with a total of $1,620,000, the services terms are 12 months from January, 2006 to December, 2006, therefore, the Company amortized the total over 12 months and then there will be $135,000 for each month and we have amortized three months of $405,000 for the six months ended March 31, 2006.

As a result, the total stock compensation being amortized totals $1,574,975 and $292,500 for the six months ended March 31, 2006 and 2005 respectively.

10. SUBSEQUENT EVENT

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

11. RESTATEMENT OF PRIOR INTERIM CONDENSED FINANCIAL STATEMENTS - MARCH 31, 2005

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

The accompanying financial statements for the six months ended March 31, 2005 have been restated to reflect the corrections. The accumulated changes to the retained earnings at March 31, 2005 was increased by $8,565,667, including the decrease in the current earnings for the six months ended March 31, 2005of $292,500 and the total increase in retained earnings as at September 30, 2004 of $8,858,167.

The following is a summary of the restatements for the six months ended March 31, 2005

	Adjustment no:	Increase/(Decrease) in Current Earnings
Reclassification of the depreciation expenses on the software that sold to customers to cost of sales	2	$(689,858)
Transfer of the depreciation which included in other selling, general and administrative to cost of sales and depreciation	2	689,858
Stock-based compensation expenses charged to Statement of Operation	3	(292,500)

Total decrease in the current earnings for the six months ended March 31, 2005		(292,500)

Credit to acquisition cost of the 20% interest of IC Star in 2004 and debit to the additional paid in capital	1	8,126,917
Transfer to deferred stock-based compensation	3	731,250

Total increase in retained earnings as at September 30, 2004		8,858,167

Total increase in retained earnings as at March 31, 2005		$8,565,667

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2006

11. RESTATEMENT OF PRIOR INTERIM CONDENSED FINANCIAL STATEMENTS - MARCH 31, 2005 -CON’T

Restatement of Interim Condensed Balance Sheet as at March 31, 2005

	As Previously reported March 31, 2005	Restatement Adjustment March 31, 2005	As restated March 31, 2005
ASSETS

Current assets:
Cash and cash equivalents	$42,421		$42,421
Accounts receivable - affiliate	400,000		400,000
Accounts receivable	2,359,043		2,359,043
Deferred stock-based compensation - current portion	-	390,750	390,750
Prepaid expenses and other current assets	90,641		90,641

Total current assets	2,892,105		3,282,855

Property, plant and equipment, net	3,589,408		3,589,408
Deferred stock-based compensation - non-current portion		48,000	48,000

Total assets	$6,481,513	$438,750	$6,920,263

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$566,026		$566,026
Accrued expenses	65,800		65,800
Due to related party	162,181		162,181
Other loan	51,507		51,507

Total Current Liabilities	845,514		845,514

Stockholders' equity :
Preferred stock ($.001 Par Value: 50,000,000 shares authorized; no shares issued and outstanding)	-		-
Common stock ($.001 Par Value: 300,000,000 shares authorized: 70,188,000 shares issued and outstanding)	70,188		70,188
Additional paid in capital	14,029,406	(8,126,917)	5,902,489
Accumulated other comprehensive income	245		245
Retained earnings	(8,463,840)	8,565,667	101,827

Total stockholders' equity	5,635,999		6,074,749
Total liabilities and stockholders' equity	$6,481,513	$438,750	$6,920,263

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2006

11. RESTATEMENT OF PRIOR INTERIM CONDENSED FINANCIAL STATEMENTS - MARCH 31, 2005 - CON’T

Restatement of Interim Statement of Operation and Comprehensive Loss for
the Six months ended March 31, 2005

	As Previously reported March 31, 2005	Restatement Adjustment March 31, 2005	As restated March 31, 2005

Revenue:
Net revenues - affiliate	$-	720,000	$720,000
- others	3,464,160	(720,000)	2,744,160
	3,464,160		3,464,160
Cost of sales
Depreciation	-	675,755	675,755
Other cost of sales	1,595,621		1,595,621
	1,595,621		2,271,376

Gross profit	1,868,539		1,192,784

Operating expenses:
Depreciation	-	14,103	14,103
Stock-based compensation expenses	-	292,500	292,500
Other selling, general and administrative	899,802	(689,858)	209,944

Total operating expenses costs	899,802		516,547

Income from operations	968,737		676,237

Other income/ (expense):
Interest income	145		145
Other income	7,590		7,590
Interest expense	(1,226)		(1,226)
Gain on disposal of fixed assets	-		-

Total other income	6,509		6,509

Net income	$975,246		$682,746
Other comprehensive income
Foreign currency translation difference	-		-
Comprehensive income	$975,246		$682,746

Earnings per Common Share:
Basic	0.01		0.01
Fully diluted	0.01		0.01

Weighted Average Common Share:
Outstanding - Basic	69,857,000		69,857,000
Outstanding - Fully diluted	69,857,000		69,857,000

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2006

11. RESTATEMENT OF PRIOR INTERIM CONDENSED FINANCIAL STATEMENTS - MARCH 31, 2005 - CON’T

Restatement of Interim Statement of Income and Comprehensive Income
for the three months ended March 31, 2005

	As Previously reported March 31, 2005	Restatement Adjustment March 31, 2005	As restated March 31, 2005

Revenue:
Net revenues - affiliate	$-	360,000	$360,000
- others	1,888,822	(360,000)	1,528,822
	1,888,822		1,888,822
Cost of sales
Depreciation	-	366,350	366,350
Other cost of sales	809,064		809,064
	809,064		1,175,414

Gross profit	1,079,758		713,408

Operating expenses:
Depreciation	-	7,051	7,051
Stock-based compensation expenses	-	146,250	146,250
Other selling, general and administrative	466,834	(373,401)	93,433

Total operating expenses costs	466,834		246,734

Income from operations	612,924		466,674

Other income/ (expense):
Interest income	33		33
Interest expense	(676)		(676)

Total other income	(643)		(643)

Net income	$612,281		$466,031
Other comprehensive income
Foreign currency translation difference	-		-

Comprehensive income	$612,281		$466,031

Earnings per Common Share:
Basic	0.01		0.01
Fully diluted	0.01		0.01

Weighted Average Common Share:
Outstanding - Basic	70,188,000		70,188,000
Outstanding - Fully diluted	70,188,000		70,188,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Explanatory Note

The filing of the original 10-QSB resulted in four SEC comment letters, the first comment letter from the SEC was dated January 25, 2006. In response to the SEC comment letters received and the subsequent follow up comment letters from the SEC, we are making the appropriate restatements to the accompanying financial statements as well as the appropriate changes in the presentation and disclosure of certain items in the March 31, 2006 Form 10-QSB previously filed. The Company therefore is filing this amended Form 10-QSB/A to reflect the comments made by the SEC. See Note 11 to the accompanying Restated Financial Statements to this 10QSB/A filing for a complete description and list of the restatements and changes to the disclosures made to the original 10-QSB filed on May 15, 2006.

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

Results of Operations

Income Statement Items

The following table summarizes the results of our operations during the three months and six months ended March 31, 2006 and 2005 and provides information regarding the dollar and percentage increase or (decrease) from the current fiscal period to the prior fiscal period:

 Three Months Ended March 31, 2006 and 2005 (Unaudited)

	3/31/2006	3/31/2005	Increase (Decrease )	Percentage Increase (Decrease )

Revenues	$4,019,276	$1,888,822	$2,130,454	113%
Cost of sales	1,035,687	1,175,414	(139,727)	(12)%
Gross profit	2,983,589	713,408	2,270,181	318%
Operating expenses	2,126,450	246,734	1,879,716	762%
Other income (expenses)	26,583	(643)	27,226	4,234%
Net Income	$883,722	$466,031	$417,691	90%

Earnings per common share
- Basic	$0.01	$0.01
- Fully diluted	$0.01	$0.01
Weighted average common share Outstanding - Basic	82,455,000	70,188,000
Outstanding - Fully diluted	92,455,000	70,188,000

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

Costs of Sales decreased $139,727 due primarily to :

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

Operating Expenses increased $1,879,716 due primarily to :

For the three months ended March 31, 2006, we incurred operating expenses of $2,126,450 as compared to $246,734 for the same period ended March 31, 2005. The increase of $1,879,716 is due primarily to the allowance of bad debts of $857,914, salary of $326,431 and stock-based compensation expense of $743,529.

Stock-Based Compensation Expense

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

Stock-Based Compensation Expense had a net increase of $597,279 for the three months ended March 31, 2006 due to the hiring of new consultants.

The total other income was $26,583 for the three months ended March 31, 2006 compared to $(643) for the same period ended March 31, 2005. The $26,582 includes interest expense of $764, interest income of $1,282and commission income of $25,611.

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

No provision for Enterprise income tax in the PRC had been made for the three months ended March 31, 2006 and 2005. The Company had no assessable taxable income in the PRC, due to the fact that it is exempt from PRC tax, based on the statutory provisions granting a tax holiday for a two year period, as stated above, or for the Company’s operations, for the Company’s years ended September 30, 2005 and 2006. Based on the above statutory PRC tax provision, the Company believes that it is remote that any PRC tax liability will be due for the three months ended March 31, 2006 and 2005.

If all of the above tax holidays and concessions had not been available, we would have paid $650,000 and $210,000 more in taxes for the three months ended March 31, 2006 and 2005 respectively. The basic and diluted net income per share would have been lower by $0.01 and $0.01, respectively for the three months ended March 31, 2006 while the basic and diluted net income per share would have been lower less than $0.01 and $0.01, respectively for the three months ended March 31, 2005.

Six Months Ended March 31, 2006 and 2005 (Unaudited)

	3/31/2006		3/31/2005		Increase (Decrease )		Percentage Increase (Decrease )
Revenues		$8,347,375		$3,464,160		$4,883,215	141%
Cost of sales		2,186,541		2,271,376		(84,835)	(4)%
Gross profit		6,160,834		1,192,784		4,968,050	417%
Operating expenses		3,554,145		516,547		3,037,598	588%
Other income (expenses)		37,288		6,509		30,779	473%
Net Income		2,643,977		682,746		1,961,231	287%
	$		$		$		%
Earnings per common share
- Basic and fully diluted		0.03		0.01
- Fully diluted		0.03		0.01
Weighted average common share
Outstanding - Basic		$80,040,000		$69,857,000
Outstanding - fully diluted		$90,040,000		$69,857,000

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

Pursuant to the SEC comments received after the filing, we reallocated the depreciation of software which related to the revenue of the company, to the cost of sales. Other depreciation expenses related to motor vehicles and office equipment and are stated in Selling, General and Administration Expenses. This had no impact on our prior earnings reported.

Operating Expenses increased $3,037,598 due primarily to :

For the six months ended March 31, 2006, we incurred operating expenses of $3,554,145 as compared to $516,547 for the same period ended March 31, 2005. Operating Expenses included allowance of bad debts of $977,074, salary of $586,178 and stock-based compensation expense of $1,574,975.

Stock-Based Compensation Expense had a net increase of $1,282,475 for the six months ended March 31, 2006 due to the hiring of new consultants.

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

No provision for Enterprise income tax in the PRC had been made for the six months ended March 31, 2006 and 2005. The Company had no assessable taxable income in the PRC, due to the fact that it is exempt from PRC tax, based on the statutory provisions granting a tax holiday for a two year period, as stated above, or for the Company’s operations, for the Company’s years ended September 30, 2005 and 2006. Based on the above statutory PRC tax provision, the Company believes that it is remote that any PRC tax liability will be due for the six months ended March 31, 2006 and 2005.

If all of the above tax holidays and concessions had not been available, we would have paid $1,600,000 and $340,000 more in taxes for the six months ended March 31, 2006 and 2005 respectively. The basic and diluted net income per share would have been lower by $0.02 and $0.02, respectively for the six months ended March 31, 2006 while the basic and diluted net income per share would have been lower less than $0.01 and $0.01, respectively for the six months ended March 31, 2005. As at March 31, 2006, the cumulative effect of such tax holidays and concessions not being granted would be approximately $2,540,000.

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