Form 10QSB
period 2006-06-30
TELECOM COMMUNICATIONS INC
filed 2006-08-21
CIK 1139570

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ________ to ________

Commission file number 333-62236

TELECOM COMMUNICATIONS, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	35-2089848
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9/F., Beijing Business World 56 Dongxinglong Avenue CW District Beijing, China 100062 (Address of principal executive offices)
(86) 10 6702 6968 Issuer's telephone number

Suites 2412−13 Shell Tower, Times Square, 1 Matheson Street, Causeway Bay, Hong Kong
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

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 92,488,000 shares of Common Stock, $.001 Par Value Per Share, outstanding as of August 1, 2006.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

ITEM 1. FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS	June 30,
2006
(Unaudited)
Current assets:
Cash and cash equivalents	$852,405
Accounts receivable - affiliate	480,000
Accounts receivable- others, less allowance for bad debt of $355,650	2,968,213
Due from related company	238,443
Deferred stock-based compensation - current portion	3,272,059
Prepaid expenses	3,597,853
Payment in advance	279,251
Other current assets	458,118
Total current assets	12,146,342

Software acquisition cost	3,000,000
Property, plant and equipment, net	6,725,852
Deferred stock-based compensation - non-current portion	865,833
Total assets	$22,738,027

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,536,293
Accrued expenses	74,737
Due to related companies	57,513
Other current liabilities	108,912

Total Current Liabilities	1,777,455

Minority interests	1,099,985

Commitments and contingencies (refer to note 7)

Stockholders' equity :
Preferred stock ($.001 Par Value: 50,000,000 shares authorized;
no shares issued and outstanding)	-
Common stock ($.001 Par Value: 300,000,000 shares authorized
89,188,000 shares issued and outstanding)	89,188
Additional paid in capital	13,683,489
Accumulated other comprehensive income	249
Retained earnings	6,087,661
19,860,587
Total stockholders' equity
Total liabilities and stockholders' equity	$22,738,027

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2006	Restated 2005	2006	Restated 2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net revenues - affiliate	$1,080,000	$1,080,000	$360,000	$360,000
- others	9,799,607	5,221,132	2,419,690	2,476,972
	10,879,607	6,301,132	2,779,690	2,836,972
Cost of sales
- Depreciation	1,381,624	1,047,211	446,594	371,456
- Other cost of sales	1,523,270	2,940,827	474,619	1,345,206
	2,904,894	3,988,038	921,213	1,716,662

Gross profit	7,974,713	2,313,094	1,858,477	1,120,310

Operating expenses:
(Recovery) Allowance for bad debt	(170,190)	-	(1,147,264)	-
Depreciation	75,482	21,154	39,109	7,051
Salaries	392,811	-	5,872	-
Stock-based compensation expenses	2,676,005	438,750	1,101,030	146,250
Other selling, general and administrative	438,775	369,742	179,265	159,798
Total operating expenses costs	3,412,883	829,646	178,012	313,099

Income from operations	4,561,830	1,483,448	1,680,465	807,211

Other income/ (expense):
Interest income	2,541	49	153	(96)
Other income	-	-	-	(7,590)
Interest expense	-	(1,614)	-	(388)
Gain on disposal of fixed assets	-	-	-	-
Total other income	2,541	(1,565)	153	(8,074)

Income from continuing operations before income tax	4,564,371	1,481,883	1,680,618	799,137

Income tax expenses	-	-	-	-
Net income after tax	4,564,371	1,481,883	1,680,618	799,137

Income (Loss) from discontinued operations

Gain on disposal of subsidiary	295,533	53,431	295,533	53,431
(Loss) from discontinued operations	(239,776)	(23,272)	-	(23,272)
Net income from discontinued operations	55,757	30,159	295,533	30,159

Net income	4,620,128	1,512,042	1,976,151	829,296

Other comprehensive income
Foreign currency translation difference	3	-	-	-
Comprehensive income	$4,620,131	$1,512,042	$1,976,151	$829,296

Earnings per Common Share:
Discontinued operations
Basic	$0.0007	$0.0004	$0.0006	$0.0004
Fully diluted	$0.0006	$0.0004	$0.0005	$0.0004

Continued operations
Basic	$0.056	$0.021	$0.022	$0.011
Fully diluted	$0.052	$0.019	$0.022	$0.010

Weighted Average Common Share:
Outstanding - Basic	82,040,000	71,125,500	88,353,000	70,188,000
Outstanding - Fully diluted	88,921,000	81,125,500	88,353,000	80,188,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended June 30,
	2006	Restated 2005
	(Unaudited)	(Unaudited)

Cash flows from operating activities:

Net cash provided by (used in) operating activities	1,816,722	(399,491)

Cash flows from investing activities:

Cash acquired in acquisition	82,253	-
Sales proceed of disposal of Island Media net of cash	9,454	-
Capital expenditure	(3,273,085)	(2,596,709)

Net cash (used in) investing activities	(3,181,378)	(2,596,709)

Cash flows from financing activities:
Due to a stockholder		18,690
Due to a related party		(79,293)
Repayment of finance lease	(10,199)	(80,444)
Proceeds from loan payable	226,410	-
Proceeds from new issuance of common
Stock	-	3,050,000

Net cash provided by financing activities	216,211	2,908,953

Effect of exchange rate changes in cash	3	(207)

Net (decrease) in cash and cash equivalents	(1,148,442)	(87,454)

Cash and cash equivalents - beginning of period	2,000,847	336,707

Cash and cash equivalents - end of period	$852,405	$249,253

Supplemental disclosure of cash flow information:
Non cash investing and financing activities
Accounts receivable used for acquisition of software - this is still a cash transaction	3,000,000	-
Common stock issued for acquisition of software	5,910,000	-

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2006
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2006

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

ISLAND MEDIA INTERNATIONAL LIMITED

On June 2, 2005, TCOM subscribed 60% of the shares of Island Media International Limited ("Island Media"), which was registered in the British Virgin Islands. Island Media commenced its business on July 11, 2005 and its principal activity was as an investment holding company. Island Media currently holds 100% of the shares of both Talent Leader Entertainment & Productions Limited ("Talent Leader") and Talent Leader Advertising and Communications Limited (“Talent Leader Adv”).

On April 1, 2006 , TCOM sold all its interests in Island Media with the net gain on the disposal of $295,533. Island Media’s operating loss for the nine months ended June 30, 2006 of $239,776 was shown as Discontinued Operations in the condensed consolidated statements of Income and comprehensive income.

TALENT LEADER ENTERTAINMENT & PRODUCTIONS LIMITED

On July 20, 2005, Island Media subscribed 100% of the shares of Talent Leader Entertainment & Productions Limited, a limited company in Hong Kong. Talent Leader commenced its business on August 1, 2005 and its principal activity was as a public relations agent to artists.

On April 1, 2006 , TCOM sold all its interests in Talent Leader by selling all the interests in Island Media which held 100% of the shares of Talent Leader.

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2006

1. BUSINESS DESCRIPTION AND ORGANIZATION-CON’T

TALENT LEADER ADVERTISING AND COMMUNICATIONS LIMITED

On December 8, 2005, Island Media subscribed 100% of the shares of Talent Leader Advertising and Communications Limit ed, a limited company in Hong Kong. Talent Leader Adv commenced its business on January 1, 2006 and its principal activity was providing public relations, advertising and communication services.

On April 1, 2006, TCOM sold all its interests in Talent Leader Adv by selling all the interests in Island Media which held 100% of the shares of Talent Leader Adv.

HRDQ GROUP INC

On June 28, 2006, TCOM subscribed 53.92% of the shares of HRDQ Group Inc (“HRDQ”), a limited company in Delaware, USA. HRDQ’s principal activity was as an investment holding company. As of June 30, 2006, HRDQ holds 100% of the shares of Guangzhou Panyu Metals & Minerals Import and Export Co., Limited and the website called Subaye.com.

GUANGZHOU PANYU METALS & MINERALS IMPORT & EXPORT CO., LTD.

On April 25, 2006, HRDQ acquired 100% of the shares of Guangzhou Panyu Metals & Minerals Import and Export Co., Limited (“Panyu M&M”) from the sole shareholder, Wukang IE Limited (Formerly known as WayToPay China Holdings Limited) for $500,000 cash. Panyu M&M is a limited company in PRC and its principal activity was conducting imports and exports trade in PRC.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The condensed consolidated financial statements of the Company include the accounts of TCOM and its subsidiaries, namely Arran, Alpha, IC Star, 3G Dynasty, HRDQ and Panyu M&M. During the nine months ended June 30, 2006, TCOM sold all its interests in Island Media with the net gain on the disposal of $295,533. Island Media’s operating loss for the nine months ended June 30, 2006 of $239,776 was shown as Discontinued Operations in the condensed consolidated statements of Income and comprehensive income. The condensed consolidated statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All significant intercompany transactions have been eliminated.

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

During the nine months ended June 30, 2006 we had 6 customers, each of which individually accounted for more than 10% of our revenues, and totaling $10,879,607, representing 100% of our total revenue. The loss of these customers, individually or in the aggregate, could have a material impact on our results of operations.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2006

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

GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price over the fair value of the identifiable assets and liabilities acquired as a result of the Company's acquisitions of interests in its subsidiaries. Under Statement of Financial Accounting Standards ("SFAS") No.142, "Goodwill and Other Intangible Assets ("SFAS 142")," goodwill is no longer amortized, but tested for impairment upon first adoption and annually, thereafter, or more frequently if events or changes in circumstances indicate that it might be impaired. The Company assesses goodwill for impairment periodically in accordance with SFAS 142

The Company applies the criteria specified in SFAS No.141, "Business Combinations" to determine whether an intangible asset should be recognized separately from goodwill. Intangible assets acquired through business acquisitions are recognized as assets separate from goodwill if they satisfy either the "contractual-legal" or "separability" criterion. Per SFAS 142, intangible assets with definite lives are amortized over their estimated useful life and reviewed for impairment in accordance with SFAS No.144, "Accounting for the Impairment or Disposal of Long-lived Assets." Intangible assets, such as purchased technology, trademark, customer list, user base and non-compete agreements, arising from the acquisitions of subsidiaries and variable interest entities are recognized and measured at fair value upon acquisition. Intangible assets are amortized over their estimated useful lives from one to ten years. The Company reviews the amortization methods and estimated useful lives of intangible assets at least annually or when events or changes in circumstances indicate that it might be impaired. The recoverability of an intangible asset to be held and used is evaluated by comparing the carrying amount of the intangible asset to its future net undiscounted cash flows. If the intangible asset is considered to be impaired, the impairment loss is measured as the amount by which the carrying amount of the intangible asset exceeds the fair value of the intangible asset, calculated using a discounted future cash flow analysis. The Company uses estimates and judgments in its impairment tests, and if different estimates or judgments had been utilized, the timing or the amount of the impairment charges could be different.

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

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CON’T

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

We enter into certain arrangements where we are obligated to deliver products and/or services (multiple elements). In these arrangements, our fee includes both the initial selling price of our software packaged products and the monthly subscription of the licensed products for contract period, usually for 2 years.

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

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CON’T

SOFTWARE DEVELOPMENT COSTS

We account for our software development costs in accordance with SFAS No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed."  Under SFAS 86, we expense software development costs as incurred until we determine that the software is technologically feasible.  Once we determine that the entertainment software is technologically feasible and we have a basis for estimating the recoverability of the development costs from future cash flows, we capitalize the remaining software development costs until the software product is released. For the periods ended June 30, 2006 and 2005, we have purchased all of our software from third parties.

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

The Company has determined Hong Kong dollars to be the functional currency of Arran, IC Star and 3G Dynasty, Island Media, Talent Leader and the PRC Chinese Yuan Renminbi to be the functional currency of Panyu M&M. The financial statements of the subsidiaries are translated to U.S. dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. The cumulative translation adjustment and effect of exchange rate changes as of June 30, 2006 was $249.

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

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CON’T

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

STOCK-BASED COMPENSATION

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payments (revised 2004).” This statement replaces SFAS 123, “Accounting for Stock−Based Compensation” and supersedes Accounting Principles Board's Opinion No. 25 (ABP 25), “Accounting for Stock Issued to Employees.” SFAS 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award - the requisite service period (usually the vesting period). In March 2005, the SEC staff expressed their views with respect to SFAS No. 123R in Staff Accounting Bulletin No. 107, “Share-Based Payment,” (SAB 107). SAB 107 provides guidance on valuing options. We adopted SFAS 123R on January 1, 2006.

3. PROPERTY AND EQUIPMENT

Property and equipment, which is located in the PRC and Hong Kong, consisted of the following at June 30, 2006:

Computer hardware	$129,202
Computer software	4,897,295
Web site	4,205,712
Copyrights	200,000
Motor vehicles	168,307
Furniture and fixtures	45,782
Leasehold improvements	200,000
Total	9,846,298
Less: accumulated depreciation	(3,120,446)
Property and Equipment - Net	$6,725,852

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2006

4. BUSINESS ACQUISITIONS

Acquisition of HRDQ, Inc. (“HRDQ”)

On June 28, 2006, the Company acquired 53.92% of the outstanding common stock of $0.001 par value of HRDQ by acquiring 2,024,190 new shares of HRDQ at $0.52 per share. The Company paid a total of $1,060,000 for its interest in the common stock of HRDQ. As part of the total purchase consideration, the Company issued a promissory note of $1,000,000 to HRDQ. At the same date, HRDQ acquired assets by selling798,747 shares of its common stock to China Dongguan Networks, Inc, at $0.52 each (total consideration of $415,348) and 500,000 shares of its common stock to Top Rider Group Limited at $2.2 each. HRDQ (total consideration of $1,100,000).

, HRDQ also issued 200,000 Series A Convertible Preferred stock of $0.01 par value to Top Rider Group Limited at $3.3 each with a total consideration of $660,000. These Series A Convertible Preferred Stock is convertible, into 2 shares of Common Stock or a total of 400,000 shares of common stocks. The proceeds from the issuances of HRDQ’s common stock and preferred stock wereused primarily to acquire a new website, called Subaye.com (“Website”).

The Company adopted SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective June 2001. SFAS No. 141 requires the use of the purchase method of accounting for any business combinations initiated after June 30, 2002, and further clarifies the criteria to recognize intangible assets separately from goodwill. Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and indefinite−lived intangible assets are no longer amortized but are reviewed for impairment. The results of HRDQ and the estimated fair market values of the assets and liabilities have been included in our consolidated financial statements from the date of acquisition (June 28, 2006).

The purchase price for HRDQ was allocated to the assets acquired and liabilities assumed of HRDQ. The estimated fair value of the tangible assets acquired and liabilities assumed approximated the historical cost basis of these assets. The company has written off the negative goodwill amount of $369,509, which was the excess of acquisition cost (common stock value issued) over fair value of net assets of HRDQ's acquisition of its wholly own subsidiary Panyu M&M, acquired in April, 2006. We wrote down the Website acquired to $3,705,712 as its fair market value and was allocated to additional paid-in capital. All intangible and tangible assets acquired and liabilities assumed, based on their estimated fair values, were determined by management. We will finalize this allocation at year end, with the assistance of a qualified independent third-party appraiser.

Cash	$82,253
Accounts receivables	356,707
Payment in advance	279,251
Website	3,705,712
Property, plant, and equipment	11,605
Liabilities assumed	(2,275,543)
Net assets value of HRDQ at June 28, 2006	$2,159,985

Net assets acquired by TCOM (representing 49% of diluted interest in HRDQ, Inc.)	1,060,000
Purchased consideration	1,060,000

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2006

4. BUSINESS ACQUISITIONS - (CON’T)

Acquisition of HRDQ, Inc. (“HRDQ”)

The operating results of the Company have been included in our statement of operations from June 28, 2006. The following table presents the unaudited results of operations of the Company as if the acquisition had been consummated as of October 1, 2005, and includes certain pro forma adjustment, including the negative goodwill written off of $369,509, which was the excess of acquisition cost over the preliminary valuation of the fair value of net assets for HRDQ’s acquisition of its own subsidiary Panyu M&M in April, 2006:

2006
Revenues	14,490,882
Net income	4,631,691
Net income per share - basic	0.056
Net income per share - diluted	0.052
Shares used for computing net income per share - basic	82,040,000
Shares used for computing net income per share - diluted	88,921,000

5. RELATED PARTY TRANSACTIONS

A stockholder of TCOM and a company owned by such stockholder advanced funds to TCOM for working capital purposes. As of June 30, 2006 and 2005, TCOM owed the stockholder and his company amounts totaling $57,513 and $18,690 respectively. The advances are non-interest bearing and are payable on demand and are recorded as Due to related company under current liabilities.

Grace Motion, Inc., a company in which a former officer of the Company has a beneficial interest, was paid a consulting fee amounting to $3,846 during the nine months ended June 30, 2006 and its service contract with TCOM was ceased during the period.

The Company signed a 3-year contract with Taikang Capital Managements Corporation (Taikang"), a principal stockholder of the Company, for total solution software on July 1, 2004. During the six ended June 30, 2006, the Company recognized income from Taikang amounting to $1,080,000. The amount due from the stockholder at June 30, 2006 of $480,000 was classified under the caption "Accounts receivable - affiliate".

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2006

6. STOCK TRANSACTIONS

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

On April 20, 2006, TCOM issued 2,500,000 shares of TCOM's common stock, par value $0.001 per share, to four vice presidents of TCOM as remuneration at market price of $.52 resulting in an expense of $1,300,000. The vice presidents will provide the service to the Company for two years from April, 2006 to March, 2008, The Company will amortise $1,300,000 over 24 months. (See note 9 on the details of the amortization of the stock-based compensation expenses.) At the same date, TCOM issued 1,500,000 shares of TCOM's common stock, par value $0.001 per share, to chief executive officer of TCOM as remuneration at market price of $.52 resulting in an expense of $780,000. The chief executive officer will provide the service to the Company for one year from April, 2006 to March, 2007, The Company will amortise $780,000 over 24 months. (See note 12 on the details of the amortization of the stock-based compensation expenses.)

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2006

7. INCOME TAXES

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

No provision for Enterprise income tax in the PRC had been made for the nine months ended June 30, 2006 and 2005 The Company had no assessable taxable income in the PRC, due to the fact that it is exempt from PRC tax, based on the statutory provisions granting a tax holiday for a two year period, as stated above, or for the Company’s operations, for the Company’s years ended September 30, 2005 and 2006. The Company’s first profit taking year was the year ended September 30, 2005, therefore tax will be due to the PRC, if the Company generates PRC taxable income, for the fiscal year ended September 30, 2007.

Based on the above statutory PRC tax provision, the Company believes that it is remote that any PRC tax liability will be due for the nine months ended June 30, 2006 and 2005

8. MINORITY INTERESTS

Minority interests comprise:

Minority interests in the subsidiary of HRDQ, Inc.
1,729,627 common stock of $0.01 par value of HRDQ, Inc., representing 41% of diluted interest in HRDQ, Inc.	$885,594
200,000 Series A Convertible Preferred stock of $0.01 par value of HRDQ, Inc., representing 10% of diluted interest in HRDQ, Inc.	214,391
$1,099,985

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2006

9. COMMITMENTS AND CONTINGENCIES

Operating Leases - In the normal course of business, the Company leases office space under operating lease agreements. The Company rents office space, primarily for regional sales administration offices, in commercial office complexes that are conducive to administrative operations. The operating lease agreements generally contain renewal options that may be exercised at the Company's discretion after the completion of the base rental term. In addition, many of the rental agreements provide for regular increases to the base rental rate at specified intervals, which usually occur on an annual basis. As of June 30, 2006, the Company had operating leases that have remaining terms of 24 months. The following table summarizes the Company's future minimum lease payments under operating lease agreements as of September 30, 2006:

Year ended September 30,
2006	$88,500
2007	354,002
2008	212,049
$654,551

The Company recognizes lease expense on a straight-line basis over the life of the lease agreement. Contingent rent expense is recognized as it is incurred. Total rent expense in continuing operations from operating lease agreements was $182,625 and $15,485 for the nine months ended June 30, 2006 and 2005 .

Obligations to purchase copyrights

On December 29, 2005, the Company had signed an agreement with Zestv Features Limited (“Zestv”) to purchase Zestv’s future rights to its music, films and TV programming copyrights of online content. The total obligation to Zestv is $2,500,000. As of June 30, 2006, the Company paid to Zestv a cumulative amount of $1,807,436 and recorded the payments as a prepaid expense.

On June 13, 2006, the Company had signed an agreement with Zestv Incorporation (Zestv”) to purchase two film’s copy rights of “Xiong Chu Mo” and “Da Dian Ying”, the cost of each film is $1,060,000. The total obligation to Zestv Incorporation is $2,120,000. As of June 30, 2006, the Company paid 50% of the cost amounting to $1,060,000 and recorded the payments as prepaid expenses. The Company needs to settle the balance of $1,060,000 within 30 days after Zestv Incorporation supplies the rights of using the film to the Company.

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2006

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

In connection to TCOM's 2005 Stock Awards Plan, there were 12,000,000 shares of free traded stock, issued during the nine months ended June 30, 2006, refer to note 5. Total shares outstanding at June 30, 2006 were 89,188,000 shares.

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2006

11. DISCONTINUED OPERATIONS

On April 1, 2006 , TCOM sold all its interests in Island Media with the net gain on the disposal of $295,533. Island Media’s operating loss for the nine months ended June 30, 2006 of $239,776 was shown as Discontinued Operations in the condensed consolidated statements of Income and comprehensive income. The followings shown the results of the Island Media from October 1, 2005 to March 31, 2006

From October 1, 2005 to March 31, 2006
(Unaudited)

Net revenues - others	$247,458

Cost of sales- Other cost of sales	202,860

Gross profit	44,598

Expenses:
Depreciation	21,016
Salaries	199,238
Other selling, general and administrative	99,020
Total operating expenses costs	319,274

(274,676)

Other income/ (expense):
Interest income	173
Other income	35,899
Interest expense	(1.626)
Gain on disposal of fixed assets	454
Total other income	34,900

Income from continuing operations before income tax	(239,776)

Income tax expenses	-
(Loss) from discontinued operations , net	$(239,776)

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2006

12. STOCK-BASED COMPENSATION EXPENSES

In connection to the 2,600,000 shares of the Company’s common stock issued on April 12, 2004 to various employees and consultants as part of their compensation at market price of $.62 with a total of $1,612,000, the Company expensed the salary bonus of $570,000 in the profit and loss for the year ended September 30, 2004 and amortized the consultancy fee of $1,042,000 over the service period of 24 months period. The terms for these agreements are 24 months starting from January 1, 2004 to December 31, 2005. It resulted in an expense of $43,416 for each month and the total expenses of $130,250 and $390,750 for the nine months ended June 30, 2006 and 2005 respectively.

In connection to the 400,000 shares of the Company’s common stock issued on June 12, 2004 to two consultants as part of their compensation at market price of $.32 with a total of $128,000, the terms for these agreements are 24 months starting from January 1, 2004 to December 31, 2005. It resulted in an expense of $5,333 for each month and the total expenses of $16,000 and $48,000 for the nine months ended June 30, 2006 and 2005 respectively.

In connection to the 3,500,000 shares of the Company’s common stock issued in July 22, 2005 to two consultants as part of their compensation at market price of $.24 with a total of $840,000, the terms for 1,500,000 of these shares totaled $360,000, is for the services to be rendered over 17 months from August, 2005 to December, 2006. Therefore, the Company amortized the total expense over a 17 month period which resulted in an expense of $21,176 for each month and the total expenses of $190,585 and $0 for the nine months ended June 30, 2006 and 2005 respectively.

The terms for remaining 2,000,000 shares totaled $480,000, is for the services to be rendered over 24 months from August, 2005 to July, 2007. Therefore, we amortized the total expense over a 24 month period which resulted in an expense of $20,000 for each month and the total expenses of $180,000 and $0 for the nine months ended June 30, 2006 and 2005 respectively.

In connection to the 1,000,000 shares of the Company’s common stock issued on November 16, 2005 to Chief Financial Officer as part of their compensation at market price of $.49 with a total of $490,000, this was for compensation for a salary bonus and we accordingly expensed the whole amount of $490,000 in the profit and loss and was included in the nine months ended March, 31, 2006.

In connection to the 4,000,000 shares of the Company’s common stock issued in December 20, 2005 to two consultants as part of their compensation at market price of $.43 with a total of $1,720,000, the services are to be rendered over 24 months from December, 2005 to November, 2007. Therefore, we amortized the total expense over a 24 month period which resulted in an expense of $71,667 for each month and the total expense of $501,669 and $0 for the nine months ended June 30, 2006 and 2005 respectively.

In connection to the 3,000,000 shares of the Company’s common stock issued in March 23, 2006 to consultants as part of their compensation at market price of $.54 with a total of $1,620,000, the services terms are 12 months from January, 2006 to December, 2006, therefore, the Company amortized the total over 12 months and then there will be $135,000 for each month and we have amortized six months of $810,000 for the quarter ended June 30, 2006.

In connection to the 2,500,000 shares of the Company’s common stock issued in April 20, 2006 to vice presidents as part of their compensation at market price of $.52 with a total of $1,300,000, the services terms are 24 months from April, 2006 to March, 2008, therefore, the Company amortized the total over 24 months and then there will be $54,167 for each month and we have amortized three months of $162,501 for the quarter ended June 30, 2006 . In connection to the 1,500,000 shares of the Company’s common stock issued in April 20, 2006 to chief executive officer as part of their compensation at market price of $.52 with a total of $780,000, the services terms are 12 months from April, 2006 to March, 2007, therefore, the Company amortized the total over 12 months and then there will be $65,000 for each month and we have amortized three months of $195,000 for the quarter ended June 30, 2006 .

As a result, the total stock compensation being amortized $2,676,005 and $438,750 for the nine months ended June 30, 2006 and 2005 respectively.

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2006

13. RESTATEMENT OF PRIOR INTERIM CONDENSED FINANCIAL STATEMENTS - JUNE 30, 2005

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

The accompanying financial statements for the nine months ended June 30, 2005 have been restated to reflect the corrections. The accumulated changes to the retained earnings at June 30, 2005 was increased by $8,565,667, including the decrease in the current earnings for the nine months ended June 30, 2005of $438,750 and the total increase in retained earnings as at September 30, 2004 of $8,858,167.

The following is a summary of the restatements for the nine months ended June 30, 2005

	Adjustment no:	Increase/(Decrease) in Current Earnings
Reclassification of the depreciation expenses on the software that sold to customers to cost of sales	2	$(1,047,211)
Transfer of the depreciation which included in other selling, general and administrative to cost of sales and depreciation	2	1,047,211
Stock-based compensation expenses charged to Statement of Operation	3	(438,750)

Total decrease in the current earnings for the nine months ended June 30, 2005		(438,750)

Credit to acquisition cost of the 20% interest of IC Star in 2004 and debit to the additional paid in capital	1	8,126,917
Transfer to deferred stock-based compensation	3	731,250

Total increase in retained earnings as at September 30, 2004		8,858,167

Total increase in retained earnings as at June 30, 2005		$8,419,417

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2006

14. RESTATEMENT OF PRIOR INTERIM CONDENSED FINANCIAL STATEMENTS - JUNE 30, 2005 -CON’T

The following is a summary of the restatements for the three months ended June 30, 2005

	Adjustment no:	Increase/(Decrease) in Current Earnings
Reclassification of the depreciation expenses on the software that sold to customers to cost of sales	2	$(371,456)
Transfer of the depreciation which included in other cost of sales to cost of sales and depreciation	2	371,456
Stock-based compensation expenses charged to Statement of Operation	3	(146,250)

Total decrease in the current earnings for the three months ended June 30, 2005		(146,250)

Restatement of Interim Condensed Balance Sheet as at June 30, 2005

	As Previously reported June 30, 2005	Restatement Adjustment June 30, 2005	As restated June 30, 2005
ASSETS

Current assets:
Cash and cash equivalents	$249,253		$249,253
Accounts receivable - affiliate	700,000		700,000
Accounts receivable	4,015,489		4,015,489
Deferred stock-based compensation - current portion	-	292,500	292,500
Prepaid expenses and other current assets	82,690		82,690

Total current assets	5,047,432		5,339,932

Property, plant and equipment, net	3,764,304		3,764,304

Total assets	$8,811,736		$9,104,236

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$994,252		$994,252
Accrued expenses	51,194		51,194
Due to related party	18,690		18,690
Other loan	86,051		86,051

Total Current Liabilities	1,150,187		1,150,187

Stockholders' equity :
Preferred stock ($.001 Par Value: 50,000,000 shares authorized; no shares issued and outstanding)	-		-
Common stock ($.001 Par Value: 300,000,000 shares authorized: 73,688,000 shares issued and outstanding)	73,688		73,688
Additional paid in capital	15,075,906	(8,126,917)	6,948,989
Accumulated other comprehensive income	249		249
Retained earnings	(7,488,294)	8,419,417	931,123

Total stockholders' equity	7,661,549		7,954,049
Total liabilities and stockholders' equity	$8,811,736	$438,750	$9,104,236

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2006
Restatement of Interim Statement of Operation and Comprehensive Loss for
the Nine months ended June 30, 2005

14.	RESTATEMENT OF PRIOR INTERIM CONDENSED FINANCIAL STATEMENTS - JUNE 30, 2005 -CON’T

	As Previously reported June 30, 2005	Restatement Adjustment June 30, 2005	As restated June 30, 2005

Revenue:
Net revenues - affiliate	$1,080,000		$1,080,000
- others	5,221,132		5,221,132
	6,301,132		6,301,132
Cost of sales
Depreciation	-	1,047,211	1,047,211
Other cost of sales	3,988,038	(1,047,211)	2,940,827
	3,988,038		3,988,038

Gross profit	2,313,094		2,313,094

Operating expenses:
Depreciation	21,154		21,154
Stock-based compensation expenses	-	438,750	438,750
Other selling, general and administrative	369,742		369,742
Total operating expenses costs	390,896		829,646

Income from operations	1,922,198		1,483,448

Other income/ (expense):
Interest income	49		49
Interest expense	(1,614)		(1,614)
Total other income / (expense)	(1,565)		(1,565)

Income from continuing operations	$1,920,633		$1,481,883

Income (Loss) from discontinued operations
Gain on disposal of subsidiary	53,431		53,431
(Loss) from discontinued operations	(23,272)		(23,272)
Net income from discontinued operations	30,159		30,159

	1,950,792		1,512,042
Other comprehensive income
Foreign currency translation difference	-		-

Comprehensive income	$1,950,792		$1,512,042

Earnings per Common Share:
Discontinued operations
Basic	$0.0004	$0.0004
Fully diluted	$0.0004	$0.0004

Continued operations
Basic	0.027	0.021
Fully diluted	0.024	0.019

Weighted Average Common Share:
Outstanding - Basic	71,125,500	71,125,500
Outstanding - Fully diluted	81,125,500	81,125,500

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2006

15. RESTATEMENT OF PRIOR INTERIM CONDENSED FINANCIAL STATEMENTS - JUNE 30, 2005 -CON’T

Restatement of Interim Statement of Income and Comprehensive Income
for the three months ended June 30, 2005

	As Previously reported June 30, 2005	Restatement Adjustment June 30, 2005	As restated June 30, 2005

Revenue:
Net revenues - affiliate	$360,000		$360,000
- others	2,476,972		2,476,972
	2,836,972		2,836,972
Cost of sales
Depreciation	-	371,456	371,456
Other cost of sales	1,716,662	(371,456)	1,345,206
	1,716,662		1,716,662

Gross profit	1,120,310		1,120,310

Operating expenses:
Depreciation	-	7,051	7,051
Stock-based compensation expenses	-	146,250	146,250
Other selling, general and administrative	166,849	(7,051)	159,798
Total operating expenses costs	166,849		313,099

Income from operations	953,461		807,211

Other income/ (expense):
Interest income	(96)		(96)
Other income	(7,590)		(7,590)
Interest expense	(388)		(388)
Total other income / (expense)	(8,074)		(8,074)

Income from continuing operations	$945,387		$799,137

Income (Loss) from discontinued operations
Gain on disposal of subsidiary	53,431		53,431
(Loss) from discontinued operations	(23,272)		(23,272)
Net income from discontinued operations	30,159		30,159

	975,546		829,296
Other comprehensive income
Foreign currency translation difference	-		-

Comprehensive income	$975,546		$829,296

Earnings per Common Share:
Discontinued operations
Basic	$0.0004	$0.0004
Fully diluted	$0.0004	$0.0004

Continued operations
Basic	0.013	0.011
Fully diluted	0.012	0.010

Weighted Average Common Share:
Outstanding - Basic	70,188,500	70,188,000
Outstanding - Fully diluted	80,188,500	80,188,000

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

We have experienced revenue growth in the CRM market, which is the primary deliverable of TCOM's Total Solutions System. Our CRM product combined an extensive network of Chinese contact centers for live operator support, and provides all end users with opt-in subscriptions of SMS and MMS. We have added 114 stations in 2005, to bring our total business customers and CRM's to over 200 at June 30, 2006. Our software products are sold to all companies with less than 500 employees, inner information resource management and affiliate networks, vendor/customer, information process and communications over the Internet and wireless communications. Our product has strong customer relations and interactive management.

We have organized our operations in 2005 into two principal business segments. Our information and entertainment service provider products is our primary business segment. Our other business segment, established in 2005, is our public relations work, through our 60%-owned subsidiary Talent Leader Entertainment and Production Limited. The revenue from our public relations work was not significant for the nine months ended June 30, 2006.

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

About IBS V4.1 Enterprise Suite

IBS v4.1 is a new product line including built-in MoDirect, an innovative suite of technologies that enables wireless and web publishers to target SEO4Mobile users more effectively and allows advertisers to obtain targeted leads with rich demographic data. IBS v4.1 is one of the Total Solutions (TM) families. Corporate users are allowed to leverage all information resource management on the intranet/extranet over the Internet, plus wireless applications as well as an advertiser to use the IBS V 4.1 to publish SMS and MMS by searches on mobile phones. The system enables manufacturers and services providers to use the Internet to establish and manage continuous connections with automated e-services, operations monitoring and e-commerce offerings. The system's customers include end-user clients in many industries throughout the PRC. IBS v4.1 SME Standard Package includes 3 servers and software as well as the system integration. As of June 30, 2006, Alpha had delivered IBS v4.1 Enterprise Suite to the agent of over 300 small- and middle-size enterprises, totaling over 300 sets of SME Standard Packages plus 26,000 seat licenses, according to the second order from corporate users.

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

On July 1 2005, all contracted base business that operates as IC Star MMS and IC Star Brands will be combined with the personalized homepage on WAP and SkyeStar.com, the flagship entertainment property that operates by a joint venture of 3G Dynasty, Inc. and its business partners in the PRC. As the integration internet business group of TCOM, 3G Dynasty's strategic investment in the PRC will be created specifically to address those new market dynamics and help telecom carriers get the most from content programs, while effectively handling changes in capacity, deal terms and players. As of June 30, 2006, IC Star WAP Club had over 800,000 registered members.

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

Results of Operations

Income Statement Items

The following table summarizes the results of our operations during the three months and nine months ended June 30, 2006 and 2005 and provides information regarding the dollar and percentage increase or (decrease) from the current fiscal period to the prior fiscal period:

Three Months Ended June 30, 2006 and 2005 (Unaudited)

	6/30/2006	6/30/2005	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$2,779,690	$2,836,972	$(57,282)	(2)%
Cost of sales	921,213	1,716,662	(795,449)	(46)%
Gross profit	1,858,477	1,120,310	738,167	66%
Operating expenses	178,012	313,099	(135,087)	(43)%
Other income (expenses)	153	(8,074)	8,227	(102)%
Income from continuing operations	$1,680,618	$799,137	$881,481	110%
Net income from discontinued operations	295,533	30,159	265,374	880%
Net income	1,976,151	829,296	1,146,855	138%
Other comprehensive income	-	-
Comprehensive income	1,976,151	829,296	1,146,855	138%

Earnings per common share
- Basic	$0.022	$0.012
- Fully diluted	$0.022	$0.010

Weighted average common share Outstanding
- Basic	88,353,000	70,188,000
- Fully diluted	88,353,000	80,188,000

Revenues decrease $57,282 due primarily to:

Revenues were recorded at $2,779,690 for the three months ended June 30, 2006 compared to $2,836,972 for the same period ended June 30, 2005. The decrease of $57,282 is due primarily to the decrease in revenue from the services provided by 3G to IC Star Wap Club.

Revenues for the three months ended June 30, 2006 were generated from the fixed monthly income amounting $682,900 by providing clients our support and logistics services for the products, namely Total Solutions, SEO4Mobile and IBS V4.1.

Also, revenues for the three months ended June 30, 2006 were generated from the sales of the right to use IBSV4.1 amounting $742,000.

During the three months ended June 30, 2006 and 2005, sales of the Total Solution System to Taikang Capital Managements Corporation, an affiliate of the Company amounting to $360,000 were classified as Related Party Transactions.

During the three months ended June 30, 2006 and 2005, sales of the Total Solution System to Taikang Capital Managements Corporation, an affiliate of the Company amounting to $360,000 were classified as Related Party Transactions.

Costs of Sales decreased $795,449 due primarily to:

Costs of sales were $921,213 for the three months ended June 30, 2006 compared to $1,716,662 for the same period ended June 30, 2005. Costs of Sales included depreciation and other cost of sales. Depreciation represented the depreciation of software which related to the revenue of the Company. Other costs of sales were the purchase of various contents and other later stage production from raw contents and costs associated with the performance of our communication services. The decrease of $795,449 included the decrease of other cost of sales of $870,587 and was due primarily to the drop of purchase of content and the drop of initial costs of equipment provided together with the package offered and there was an increase of depreciation of $75,138 due to the Company purchase of software for the production of income.

Operating Expenses decreased $135,087 due primarily to :

For the three months ended June 30, 2006, we incurred operating expenses of $178,012 as compared to $313,099 for the same period ended June 30, 2005. The decrease of $135,087 is due primarily to the recovery of bad debts of $1,147,264 offset by stock-based compensation expense of $1,101,030.

Stock-Based Compensation Expense

In March 2005, the SEC staff expressed their views with respect to SFAS No. 123R in Staff Accounting Bulletin No. 107, “Share-Based Payment,” (SAB 107). SAB 107 provides guidance on valuing options. The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. Also, that cost is recognized over the period during which the employee is required to provide services in exchange for the award.

Stock-Based Compensation Expense had a net increase of $954,780 for the three months ended June 30, 2006 due to compensation to the chief executive officer and four vice presidents and new consultants.

The total other income was $153 for the three months ended June 30, 2006 compared to $(8,074) for the same period ended June 30, 2005. The $153 includes interest income.

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

No provision for Enterprise income tax in the PRC had been made for the three months ended June 30, 2006 and 2005. The Company had no assessable taxable income in the PRC, due to the fact that it is exempt from PRC tax, based on the statutory provisions granting a tax holiday for a two year period, as stated above, or for the Company’s operations, for the Company’s years ended September 30, 2005 and 2006. Based on the above statutory PRC tax provision, the Company believes that it is remote that any PRC tax liability will be due for the three months ended June 30, 2006 and 2005.

If all of the above tax holidays and concessions had not been available, we would have paid $630,000 and $460,000 more in taxes for the three months ended June 30, 2006 and 2005 respectively. The basic and diluted net income per share would have been lower by $0.007 and $0.007, respectively for the three months ended June 30, 2006 while the basic and diluted net income per share would have been lower less than $0.007 and $0.006, respectively for the three months ended June 30, 2005.

Nine Months Ended June 30, 2006 and 2005 (Unaudited)

	6/30/2006	6/30/2005	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$10,879,607	$6,301,132	$4,578,475	73%
Cost of sales	2,904,894	3,988,038	(1,083,144)	(27)%
Gross profit	7,974,713	2,313,094	5,661,619	245%
Operating expenses	3,412,883	829,646	2,583,237	311%
Other income (expenses)	2,541	(1,565)	4,106	(262)%
Income from continuing operations	4,564,371	1,481,883	3,082,488	208%
Net income from discontinued operations	55,757	30,159	25,598	85%
Net income	4,620,128	1,512,042	3,108,086	206%
Other comprehensive income	3	0	3
Comprehensive income	$4,620,131	$1,512,042	$3,108,089	206%

Earnings per common share
- Basic	$0.056	$0.021
- Fully diluted	$0.052	$0.019

Weighted average common share Outstanding
- Basic and fully diluted	82,040,000	71,125,500
- Fully diluted	88,921,000	81,125,500

Revenues increased $4,578,475 due primarily to:

Revenues were recorded at $10,879,607 for the nine months ended June 30, 2006 compared to $6,301,132 for the same period ended June 30, 2005. The increase of $4,578,475 is due primarily to the increase in revenue from the fixed monthly income of $321,690 by providing our products of IBS V4.1 that was not sold at the same period ended of June 30, 2005 and sale of the contracted rights to use IBS V4.1 of $5,052,000 for the nine months ended June 30, 2006.

Revenues for the nine months ended June 30, 2006 were generated from the fixed monthly income amounting $682,900 by providing clients our support and logistics services for the products, namely Total Solutions, SEO4Mobile and IBS V4.1.

Also, revenues for the three months ended June 30, 2006 were generated from the sales of the right to use IBSV4.1 amounting $5,052,000.

During the three months ended June 30, 2006 and 2005, sales of the Total Solution System to Taikang Capital Managements Corporation, an affiliate of the Company amounting to $360,000 were classified as Related Party Transactions.

As of June 30, 2006, we had signed sales contracts with approximately 6 major clients, which generated total revenue of $10,879,607 to the Company and represented all of our revenue. The loss of these customers, individually or in the aggregate, could have a material impact on our results of operations. The sales   contracts have proven out our current business model and have shown us that we have customer acceptance for our products in the PRC telecommunications market. It is our present expectation that the integrated Internet and value-added telecommunication service market that we serve is an expanding market in the PRC and our customer base and number of sales contracts should increase in fiscal year 2006.

During the nine months ended June 30, 2006 and 2005, sales of Total Solution System to Taikang Capital Managements Corporation, an affiliate of the Company, amounting to $1,080,000 were classified as Related Party Transactions.

Costs of Sales decreased $1,083,144 due primarily to :

Costs of sales were $2,904,894 for the nine months ended June 30, 2006 compared to $3,988,038 for the same period ended June 30, 2005. Costs of Sales included depreciation and other cost of sales. Depreciation represented the depreciation of software which related to the revenue of the Company. Other cost of sales was the purchase of various contents and other later stage production from raw contents and costs associated with the performance of our communication services. The decrease of $1,083,144 included the decrease of other cost of sales of $1,417,557 was due primarily to the drop of purchase of content and the drop of initial costs of equipment provided together with the package offered and there was an increase of depreciation of $334,413 due to the Company purchase of software for the production of income.

Operating Expenses increased $2,583,237 due primarily to :

For the nine months ended June 30, 2006, we incurred operating expenses of $3,412,883 as compared to $829,646 for the same period ended June 30, 2005. Operating Expenses included recovery of bad debts of $170,190, salary of $392,811 and stock-based compensation expense of $2,676,005.

Stock-Based Compensation Expense had a net increase of $2,237,255 for the nine months ended June 30, 2006 due to the compensation of vice presidents and the chief executive officer and new consultants.

The other income was $2,541 for the nine months ended June 30, 2006 compared to ($1,565) for the same period ended June 30, 2005. The $2,541 was interest income.

Income from discontinued operations increased $ 25,598 due primarily to:

For the nine months ended June 30, 2006, we incurred net income from discontinued operations $55,757 as compared to $30,159 for the same period ended June 30, 2005. Income from discontinued operations included $295,533 of gain on disposal of subsidiary and $239,776 loss from discontinued operations. The disposal of subsidiary represents that we sold all our interests in Island Media.

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

No provision for Enterprise income tax in the PRC had been made for the nine months ended June 30, 2006 and 2005. The Company had no assessable taxable income in the PRC, due to the fact that it is exempt from PRC tax, based on the statutory provisions granting a tax holiday for a two year period, as stated above, or for the Company’s operations, for the Company’s years ended September 30, 2005 and 2006. Based on the above statutory PRC tax provision, the Company believes that it is remote that any PRC tax liability will be due for the nine months ended June 30, 2006 and 2005.

If all of the above tax holidays and concessions had not been available, we would have paid $3,170,000 and $800,000 more in taxes for the nine months ended June 30, 2006 and 2005 respectively. The basic and diluted net income per share would have been lower by $0.03 and $0.03, respectively for the nine months ended June 30, 2006 while the basic and diluted net income per share would have been lower less than $0.01 and $0.01, respectively for the nine months ended June 30, 2005. As at June 30, 2006, the cumulative effect of such tax holidays and concessions not being granted would be approximately $3,170,000.

OVERALL

We reported net income for the nine months ended June 30, 2006 of $4,620,128. This translates to overall per-share profit of $0.06 for the nine months ended June 30, 2006.

Liquidity And Capital Resources

Balance Sheet Items

We believe that our currently-available working capital, after receiving the aggregate proceeds of our capital raising activities in the first quarter of fiscal 2006, should be adequate to sustain our operations through the end of fiscal year 2006.

As of June 30, 2006, we had a cash balance of $852,405 held in Hong Kong and PRC. We currently have no cash positions in the United States. We have been funding our operations from the receipts from customers.

As of June 30, 2006, the Company owed one officer or his companies $57,513. The advances are non-interest bearing and are payable on demand.

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

Cash Flows

Net cash provided by operations for the nine months ended June 30, 2006 was $1,816.722. It is due primarily to the increase in accounts receivable of $121,157 and the increase in prepaid expense of $2,626,663. Net cash used in investing activities for the nine months ended June 30, 2006 was $3,181,378 for acquiring software. Net cash provided by financing activities for the nine months ended June 30, 2006 was $216,211. It represented proceeds from loan payable of $ 226,410 and repayment of finance lease of $10,199.

Our future growth is dependent on our ability to raise capital for expansion, and to seek additional revenue sources. If we decide to pursue any acquisition opportunities or other expansion opportunities, we may need to raise additional capital, although there can be no assurance such capital-raising activities would be successful.

We currently have a commitment to purchase copyrights as we had signed an agreement with Zestv Features Limited (“Zestv”) on December 29, 2005 to purchase Zestv’s future rights to its music, films and TV programming copyrights of online content. The total obligation to Zestv is $2,500,000. As of June 30, 2006, the Company paid to Zestv a cumulative amount of $1,807,436 and recorded the payments as a prepaid expense.

Besides, we signed an agreement with Zestv Incorporation on June 13, 2006 to purchase two film’s copy rights of “Xiong Chu Mo” and “Da Dian Ying”, the cost of each film is $1,060,000. The total obligation to Zestv Incorporation is $2,120,000. As June 30, 2006, the Company paid 50% amounting $1,060,000 and recorded the payments as prepaid expenses. The Company need to settle the balance of $1,060,000 within 30 days after Zestv Incorporation supplies the rights of using the film to the Company.

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

Obligations to purchase copyrights - On December 29, 2005, the Company had signed an agreement with Zestv Features Limited (“Zestv”) to purchase Zestv’s future rights to its music, films and TV programming copyrights of online content. The total obligations to Zestv are $2,500,000. As of June 30, 2006, the Company paid to Zestv a cumulative amount of $1,807,436 and recorded the payments as a prepaid expense.

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

Date: August 21, 2006	TELECOM COMMUNICATIONS, INC. By: /s/ Tim T. Chen Tim T. Chen President and CEO (Principal Executive Officer)

Date: August 21, 2006	By: /s/ Victor Z. Li Victor Z. Li Principal Financial and Accounting Officer