Form 10KSB
period 2006-09-30
TELECOM COMMUNICATIONS INC
filed 2007-01-17
CIK 1139570

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_________________________

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-62236

Telecom Communications, Inc.
(Name of Small Business Issuer in Its Charter)

Delaware	35-2089848
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

9/F., Beijing Business World 56 Dongxinglong Avenue CW District Beijing, China 100062 (Address of Principal Executive Offices) (Zip Code)
(86) 10 6702 6968 (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None; report is filed pursuant to Section 15(d)

Securities registered under Section 12(g) of the Exchange Act: None; report is filed pursuant to Section 15(d)

Title of each class	Name of Each Exchange on Which Registered
None	None

Common Stock, par value $.001 per share
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No  ☒

State issuer’s revenues for its most recent fiscal year. $15,546,181

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $26,207,600 as of January 3, 2007.

Transitional Small Business Disclosure Format (check one) Yes ☐   No ☒

Number of shares of common stock outstanding as of September 30, 2006: 97,088,000 shares common stock

Number of shares of preferred stock outstanding as of September 30, 2006: None

TELECOM COMMUNICATIONS, INC.

TABLE OF CONTENTS TO ANNUAL REPORT
ON FORM 10-KSB
YEAR ENDED SEPTEMBER 30, 2006

PART I

Item 1. Description of Business	4
Item 2. Description of Property	11
Item 3. Legal Proceedings	12
Item 4. Submission of Matters to a Vote of Security Holders	12

PART II

PART III

PART I

ITEM 1.	DESCRIPTION OF BUSINESS.

Telecom Communications, Inc. (the “Company”, “Telecom” or “TCOM”) was incorporated on January 6, 1997 in the State of Indiana under the corporate name MAS Acquisition XXI Corp. Prior to December 21, 2000, we were a blank check company seeking a business combination with an unidentified business. On December 21, 2000, we acquired Telecom Communications of America, a sole proprietorship doing business in Los Angeles, California since August 15, 1995, and changed our name to Telecom Communications, Inc. In connection with this acquisition, Aaron Tsai, our former sole officer and director, was replaced by Telecom Communications of America's owners and associates. We issued 9,000,000 shares of our common stock, or 90% of our total outstanding common stock, after giving effect to the acquisition. MAS Capital Inc. returned 7,272,400 shares of common stock for cancellation without any consideration.

OVERVIEW

Company Background

We believe that we can be one of the leading internet and value-added telecommunications services providers in the People’s Republic of China (the “PRC”). We specialize in supplying both the entertainment and lifestyle content along with what we currently believe is leading edge software, which we sell as one package to Telecommunication Service Providers (“SP”) who subscribe to our products. The SP then deliver our content through our software products, though various media, to the approximate several hundred million end users in the telecommunications market in the PRC. Since the launch of our Total Solutions System (“TS”), together with our SEO4Mobile Short Message Services (“SMS”) search engine software in 2005, we believe that we now have the right software products to deliver our content, in order to serve the rapidly expanding telecommunications market in the PRC.

We will target the enterprise multimedia communications market in the PRC where there is significant growth potential. In the PRC, where billions of messages are sent every month, SMS is the basic form of text messaging, but there is a major increase in Multimedia Message Services (“MMS”). TCOM’s Customer Relations Management Virtual Call Center (“CRM”) provides highly customized, scalable, flexible interactive services, offers clients high value, low cost sales and service solutions using the highly scalable interactive MMS response, interactive voice response and speech recognition solutions.

During the year ended September 30, 2006, we signed sales contracts with 5 major clients, which generated revenues in the amount of $12,678,107 to the Company, which represented 82% of our total revenue. The loss of these customers, individually or in the aggregate, could have a material impact on our results of operations. The sales contracts validate our current business model and are a strong indication that we have customer acceptance for our products in the PRC telecommunications market. It is our present expectation that the integrated internet and value-added telecommunication service market that we serve is an expanding market in the PRC and our customer base and number of sales contracts should increase in fiscal year 2007.

As mentioned above, we are a fully integrated information and entertainment service provider to the PRC market. We sell our products through channel resellers, which are British Virgin Islands (“BVI”) companies and we distribute our products to the SP market in the PRC. Channel resellers supply our content, through various telecommunication providers, to the end users in the PRC. Our products serve the voice, video, data, web and mobile communication markets in the PRC.

We have experienced revenue growth in the CRM market, which is the primary deliverable of TCOM’s TS. Our CRM product combined an extensive network of Chinese contact centers for live operator support, and provides all end users with opt-in subscriptions of SMS and MMS. We added 114 stations in 2006, to bring our total business customers and CRM’s to over 200 as of September 30, 2006. Our software products are sold to companies with less than 500 employees, inner information resource management and affiliate networks, vendors and customers.

We organized our operations in 2006 into two principal operating segments: integrated communications network solutions and import and export trading. These operating segments were organized based on the nature of the products and services offered. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. Our chief executive officer and chief financial officer have been identified as the Company’s chief decision makers. Our chief decision makers direct the allocation of resources to operating segments based on the profitability and cash flows of each respective segment.

The operating segments share a common workforce and office headquarters, which include an allocation of all overhead components. Overhead items that are specifically identifiable to a particular segment are applied to such segment.

Our software products, described in detail below, includes our Total Solutions System, CRM System, SEO4Mobile and AdMaxB2Search, which deliver our entertainment and lifestyle content and our IBS 5.1 & IBS 4.1 Enterprise Suite, which is for small to mid-size enterprise wireless/web applications.

THE INTEGRATED INFORMATION AND ENTERTAINMENT SERVICE PROVIDER SOFTWARE PRODUCTS

Total Solutions System - SMS/MMS Call Center & CRM System

TS, our specialized software product, offers integrated communications network solutions and internet content service in universal voice, video, data, web and mobile communication for interactive media applications, technology and content leaders in interactive multimedia communications. Designed around TCOM’s internet content and database and integrated into the Information Manager System and SMS/MMS Call Center CRM System core software, the TS application facilitates the collaboration of key business processes, such as, corporate and marketing communications, membership distance interactive programs, product development, customer relationship management and content management by allowing dispersed enterprise users to collaborate in real time with multimedia message services.

Our business model is built on the integration of strong entertainment and lifestyle content into the TS, network database and the application of technology. Network database was established by signing contracts with strategic partners and obtaining the database of each partner’s respective internet and mobile phone users. Our content was built through our business alliance with IC Star MMS Limited (formerly known as Sino Super Ltd.) (“IC Star”), now one of our subsidiaries and a network services provider based in Hong Kong, which provides links to entertainment and lifestyle information to local communities across the PRC. IC Star, which was originally created as the Star SMS /MMS called “My Star Friends” community, was first invented as a SMS/MMS interactive between IC Star and fans of local artists around the world. By integrating the network database and contents into software that TCOM sources from the market, we can leverage the functions of the software and target it to various industries.

SEO4Mobile

SEO4Mobile, a search engine optimization for mobile phones, is the original unique new service solution creation by Alpha. The SEO4Mobile offers wireless mobile phone service, allowing providers the ability to use SMS search implementation for their users. Mobile phone users who enter a relevant keyword or keyword phrase, along with a geographic identifier, can send searches via an SMS to a service code. The search results will be received by MMS and the search engine optimization processes the search through the internet within a matter of minutes. Many searchers don't realize that within an SMS search query, they can add in a geographic identifier. By specifically laying out a separate search SMS for the geographic portion, SEO4Mobile helps structure the search in a simple and efficient way for the searcher. SEO4Mobile has been selected by service providers such as China Mobile Communications and China Unicom.

Revenues are derived principally by providing integrated solutions and an AdMaxB2Search platform by entering into business contracts with enterprises for a fixed monthly fee. The management of TCOM is confident that the SEO4Mobile and AdMaxB2Search platforms will provide excellent revenue when these two products gain popularity with mobile phone users. SEO4Mobile is a cutting edge technology designed to integrate the internet with mobile phones, using search engine technology using a pay per click business model. We will target the approximate 300 million mobile phone users as well as the 111 million internet users in the PRC. According to the Ministry of Information of the PRC, the PRC’s internet users account for about 8.5% of its population, far below the 60% of internet users in the United States.

IBS v4.1 and v5.0Enterprise Suite

IBS v4.1 and v5.0 is our main product line, which includes a built-in MoDirect, an innovative suite of technologies that enables wireless and web publishers to target SEO4Mobile users more effectively and allows advertisers to obtain targeted leads with rich demographic data. IBS v4.1 and v5.0 are part of the TS family. Corporate users can leverage all available information resource management on the intranet/extranet over the internet, including wireless applications, and advertisers can use the IBS v4.1 and v5.0 to publish SMS and MMS by searches on mobile phones. The system enables manufacturers and services providers to use the internet to establish and manage continuous connections with automated e-services, operations monitoring and e-commerce offerings. The system’s customers include end-user clients in many industries throughout the PRC. The IBS v4.1 and v5.0 standard package includes 3 servers, software, as well as system integration. On September 30, 2005, Alpha Century Holdings Limited (“Alpha”) delivered IBS v4.1 Enterprise Suite to the agent of 43 companies, totaling ten sets of standard packages plus 7,000 seat licenses, according to the orders from corporate users.

SkyeStar.com

SkyeStar.com is a website that is a multi-links user experience sharing network in the PRC as well as a multi-channel entertainment portal, supported by proprietary fan clubs and a community platform. SkyeStar.com combines the best of IC Star MMS's artist profiles, “my star friend”, games and other entertainment offerings with a host of new content, community and fan networking features. SkyeStar.com is the first internet portal that links network users across multiple entertainment channels, linking friends and their entertainment choices.

On February 2005, we established 3G Dynasty Inc., a subsidiary of the Company (“3G Dynasty”), for the preparation of the third generation mobile system. 3G Dynasty will be responsible for sales of IC Star products, and will focus on entertainment content for 3G mobile and internet use. IC Star Wireless Application Protocol (“WAP”) Club is based on the IC Star Theme Club on WAP, which provides the most comprehensive and up-to-date mobile entertainment services in the PRC. The WAP users can access IC Star Theme Club for content we provide through China Mobile Communications. In May 2005, 3G Dynasty created the website http://skyestar.com, a multi-channel infotainment portal supported by proprietary fan clubs and a community platform. It allows new members to personalize their own homepage with 3G Dynasty’s content. It registers members and allows them to build their personal homepage on WAP. As the host and content provider, 3G Dynasty will start publishing a daily Real Simple Syndication (“RSS”) feed of its original content from a number of its contracted web sites, including local information, life style and entertainment content. Through the use of RSS feeds, users can receive 3G Dynasty's daily content automatically, thereby broadening 3G Dynasty's distribution and providing an additional platform for mobile phone users who are registered members of the Star Theme Club on WAP. Members with their homepage on WAP can reach their targeted audience through wireless technology.

This personal homepage and WAP membership service has been launched in June 2006. The adoption of RSS has deepened our relationship with our members and enhanced the appeal of our original content. We believe that RSS represents the next evolution in the distribution of content. It allows publishers and end users alike to be seamlessly notified of new content and to integrate that content into start pages, blogs and web sites.

As more and more people personalize their content on the internet, many are turning to RSS feeds to quickly and easily access information from news and entertainment sites.

On July 1, 2006, all contracted base businesses that operate as IC Star and IC Star Brands has been combined with the personalized homepage on WAP and SkyeStar.com, the flagship entertainment property that operates by a joint venture of 3G Dynasty and its business partners in the PRC. As the integration internet business group of TCOM, 3G Dynasty’s strategic investment in the PRC will be created specifically to address those new market dynamics and help telecommunications carriers get the most from content programs, while effectively handling changes in capacity, deal terms and players. As of September 30, 2006, IC Star WAP Club had over 300,000 registered members.

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

SkyeStar.com features include:

•	"My Star Friend", where members upload images of their artist friends, create star profiles, and enter them in a ratings system allowing members to vote on the my star friend;

•	Fans Experiences Sharing, where members rate and review their favorite movies, music, and greetings;

•
Customizable User Homepages, Profiles, where members track their favorite movies, music, games, stars and greetings, as well as their friends' favorites, upload photos, check music statistics, view event reminders, and post on "friends-only" message boards;

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

IC Star MMS has partnered with several industry leaders to provide content on the SkyeStar.com entertainment portal. Among its partners, Stareastnet, provides features such as "Artist Profiles and Homepages" and NC Entertainment, provides movie trailers. SkyeStar.com provides a community experience by including artists, movies, games, music and more. Through user-generated content, as well as personal homepages and content reviews, community members can express themselves and become a trusted referral of content for their friends.

IT Consultant Services - Guangzhou TCOM Computer Tech by the integration of TCOM's Total Solutions into IBS v4.1 and v5.0 Enterprise Suite

Alpha completed stages planned for the integration of TCOM's TS, SMS/MMS virtual Call Center CRM Systems, SEO4Mobile and new SME software, developing and distribution operations.

Guangzhou TCOM Computer Tech Ltd. (“GTCT”) – consisting of Alpha Century Holdings Limited’s TS, SMS/MMS virtual Call Center CRM Systems, SEO4Mobile, MoDirect, AdMaxB2Search and IBS v4.1 and v5.0 Enterprise Suite, the internet business service total solution business – combined and operated by GTCT, the new formation is a wholly-owned subsidiary of the Company in the PRC. GTCT also integrated the IBS v4.1 and v5.0 Enterprise Suites, which are web enabling updaters of exchange between corporate user content and end user content. As GTCT integrates with the TS business group of TCOM, it will strategically invest in the PRC, specifically to address new market dynamics and help SME users get the most from end user content while effectively handling changes in capacity, deal terms and players.

The integration expertise we gained through the successful launch of GTCT, and the IBS v5.0 Enterprise Suite gives us confidence in our core business organization to the SME market, the potential for our total solution business, and the achievement of synergies we identified as part of our strategic investment efforts.

IC Star MMS

IC Star MMS Limited (“IC Star”), a wholly-owned subsidiary of the Company, began to establish a film distribution network with the purchase of the copyrights to certain films in March 2006. IC Star will distribute the films, through multiple distribution channels into the Chinese film market, including through the internet, mobile phone, TV, VCD/DVD and the theatrical screening in cinemas across the PRC.

Subaye.com - Operations

On April 1, 2006, we acquired HRDQ Group Inc., a Delaware corporation (“HRDQ”). HRDQ conducted its operations principally through Subaye.com. In addition, we have conducted part of our operations through Guangzhou Panyu Metals & Minerals Imports & Exports Co., Ltd., a limited liability company in Guangzhou, China (“Panyu M&M”), which holds the licenses and approvals necessary to operate our international trading and provide e-commerce logistic agent services. After several combinations, including stock transactions, in September of 2006, HRDQ contracted with our newly incorporated and wholly-owned subsidiary, GTCT.

Because of the limitation of PRC laws to the foreign ownership of companies that provide internet content and advertising services, in order to comply with these foreign ownership restrictions, we operate our websites and provide online advertising services in the PRC through GTCT. GTCT holds the licenses and approvals necessary to operate our websites and to provide e-commerce online advertising services in the PRC. We have contractual arrangements with GTCT and its shareholders pursuant to which we provide technology consulting services and license our registered domain names, trademarks and certain software to GTCT. Through these contractual arrangements, we also have the ability to substantially influence GTCT daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholder approval. As a result of these contractual arrangements, which enable us to control GTCT business, we are considered the primary beneficiary of GTCT.

Subaye.com - Internet corporate video provider

We are the leading internet corporate video provider in the PRC, and we offer a unique Chinese language corporate video sharing platform for both users and customers. We focus on our potential users in the PRC that demand publishing and sharing their corporate video online over the internet. Our platform consists of our websites and Subaye alliance network, which is our network of third-party websites.

Our services are designed to enable internet users to find relevant information video online from our video database, which currently consists of over 20,000 video corporate profiles, as visible video showcase for presentation. It includes Chinese language corporate web pages, news, images and multimedia files, through links provided on our websites. We provide our users with easy access to an index of up to a million video clips, images and web pages. We also offer a business to business to consumer-based online auction marketplace, Subaye e-commerce strategic, which currently consists of over 1,000,000 items of product and service as visible video showcase for purchase and sale.

For our corporate users, Subaye.com allows companies to post their products with corporate video to the platform and auction marketplace for a monthly fee. We launched the internet video services on our Subaye.com website and began generating revenues from corporate video uploading services in November, 2006. We have grown significantly since we commenced operations in October of 2006 and our corporate video uploading services users were 16,007 members as of the end of November 2006. We will charge our members a monthly charge of $60 after a 3 month trial period.

We believe that our leading position in the PRC is primarily attributable to the following strengths:

•	largest corporate video online audience as measured by user traffic;

•	first video uploading service provider in the PRC with an extensive customer base across industries;

•	one of the most widely recognized internet enterprise video brands--we sponsor a movie in the PRC, enhancing our ability to attract both users and customers;

•	local market experience and expertise in introducing and expanding our services across the PRC and operating in the PRC’s rapidly evolving internet industry;

•	leading technology with a proven platform, providing users with relevant video showcase and customers with a cost-effective way to reach potential consumers; and

•	extensive and effective nationwide network of over 100 regional distributors, providing high-quality and consistent customer services.

Our goal is to become a platform that provides internet users with the best way to find information and allows businesses to reach a broad base of potential customers. We intend to achieve our goal by implementing the following strategies:

•	growing our online video marketing business by attracting potential customers and increasing per-customer spending on our services; enhancing user experience;

•	increasing traffic through the development and introduction of new video-related features and functions;

•	expanding Subaye Alliance by leveraging our brand and offering competitive economic arrangements to Subaye Alliance members; and

•	pursuing selective strategic acquisitions and alliances that will allow us to increase user traffic, enlarge our customer base, expand our product offerings and reduce customer acquisition costs.

The successful execution of our strategies is subject to certain risks and uncertainties, including our ability to:

•	maintain our leading position in the internet video industry in the PRC;

•	offer new and innovative products and services to attract and retain a larger user base;

•	attract additional customers and increase per-customer spending;

•	increase awareness of our brand and continue to develop user and customer loyalty;

•	respond to competitive market conditions;

•	respond to changes in our regulatory environment;

•	manage risks associated with intellectual property rights;

•	maintain effective control of our costs and expenses;

•	raise sufficient capital to sustain and expand our business;

•	attract, retain and motivate qualified personnel; and

•	upgrade our technology to support increased traffic and expanded services.

Subaye.com’s limited operating history may make it more difficult to evaluate our future prospects and results of operations. If we are unsuccessful in addressing any of these risks and uncertainties, our business may be materially and adversely affected.

We have, however achieved profitability as of the quarter ended December 31, 2006. We have experienced growth in recent periods, in part, due to the growth in the PRC’s online marketing industry, which may not be representative of future growth or be sustainable. We cannot assure you that our historical financial information is indicative of our future operating results or financial performance, or that our profitability will be sustained. You should consider our future prospects in light of the risks and uncertainties experienced by early stage companies in evolving industries such as the internet industry in the PRC.

Business Partnership Developments

IC Star has begun the theatrical screening of the film BIG MOVIE (http://ent.sina.com.cn/f/m/bigmovie/index.shtml) in 400 theaters thoughout the PRC beginning on December 29th, and running through January 20th, 2007. The newly launched movie investment, distributions and value-added services business by IC Star's PRC operations, is committed to bringing a variety of unique titles to Chinese markets. Our first release, BIG MOVIE, a joint venture with Hua Xia Films Distributions Limited Beijing, is a template for the future distribution of film in the PRC by TCOM. IC Star is also partnering with Sina.com (Nasdaq: SINA) for movie promotion and marketing services.

Mystaru.com (http://www.mystaru.com) (“Mystaru”)

Mystaru is a website dedicated to performing arts education. Mystaru's content launch includes ten hours of multimedia performing education courses developed by Stareastnet (http://www.stareastnet.com). The content draws on the popularity of Stareastnet's unique 30-minute presentation concept. Stareastnet has been producing artist profiles since 1999, and delivers several live seminars each year. Another ten hours of Stareastnet content will be added in the near future and Mystaru.com is producing ten additional hours later this month, which are expected to be available online later this year.

The system is a prototype for state-of-the-art delivery of streaming video performing education courses in the music and movie industries in greater PRC. The new courseware was developed using the GTCT's EDU v5.0 Education Management System and is delivered to viewers via the Mystaru platform. The multimedia content is produced using Adobe Flash(r) video synchronized presentations and demonstrative video clips. Users can view multimedia performing training presentations that include downloadable video files of course materials and are then able to upload their own video files to teachers for analysis, which affords users the opportunity to have questions answered by course teachers. Mystaru intends to use this new capability to reach hundreds of thousands of young people who are interested in entering the performing arts, music and movie industries. Mystaru’s goal is to deliver education content online without meaningful limitations or restrictions. Mystaru.com will begin to charge users a monthly fee of $20 for each end-user starting on January 1, 2007. We believe this new service offering will add one more substantial revenue stream for us, forecasted to be 60,000 users in 2007. We are also working with a main talent management firm and production companies in Hong Kong /the PRC to adapt their platforms specifically to suit the unique needs of the artists' talent market.

GTCT has finished the integration of all business units of Alpha and 3G Dynasty into cooperation with Baidu.com (Nasdaq: BIDU), Shanghai Linktone Information Limited (Nasdaq: LTON), the wireless business division of Beijing eLong Information Technology Limited, a subsidiary of eLong Inc. (Nasdaq: LONG), 3721 Inter China Network Software Co. Ltd (www.3721.com), a Yahoo!, Inc. Company (Nasdaq: YHOO), Tencent Company Limited (www.qq.com), Kongzhong Corporation (Nasdaq: KONG), Guangdong Mobile Communication Co., Limited , a China Mobile Communications Corporation and China Mobile (Hong Kong) Ltd. (NYSE: CHL) to develop entertainment SMS, MMS, WAP portal and other wireless contents such as artist profiles, gaming and an SEO4Mobile SMS search engine.

We have continually worked to establish a system that can quickly and accurately respond to the market, as well as raise shareholder value by strengthening the development and competitiveness of each business. As part of this strategy, we have been implementing the integration of development, production and sales of each business within the Company. We have determined that a positive impact will be realized from integrating the functions of the various contracted operations lines of business and that, as a result, IC Star will become more competitive and synergies will be realized between its marketing, product development and sales organizations. It is also projected that as the resources of the Company are increased and the strategic alliance is structured, the overall efficiency of group management will improve, providing even greater shareholder value.

In a country with significant mobile phone usage, the growth opportunities remain tremendous. The PRC has more than 1.3 billion people, and mobile services will remain a strong area of growth. Entertainment content for these mobile devices is in high demand and IC Star MMS hopes to become the dominant player within this space.

Impact of Inflation

We believe that inflation has had a negligible effect on operations during the period. We believe that we can offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Trends, Events, and Uncertainties

The present demand for our products will be dependent on, among other things, market acceptance of the Company’s concept, the quality of its products and general economic conditions, which are cyclical in nature. The Company’s business operations may be adversely affected by increased competition and prolonged recessionary periods in the PRC.

We expect the demand for our products described above to increase next year due to the following factors:

1. Multiple Distribution Channels into Chinese Films Market
IC Star has been successful bringing many movies into the Chinese market, via several different distribution channels, including the internet, mobile phone, TV, VCD/DVD and the theatrical screenings in cinemas across the PRC. We will continue investment to establish our distribution network and acquire more content copyrights.

In past 3 years, the Chinese film market recorded an average of 30% annual growth rate. We feel this market will continue significant growth, based on the results of our research.

2. Our New Product Line, SkyeStar.com IPTV operated by GTCT.

We expect SkyeStar.com, the flagship entertainment property of TCOM, will be a fast-growing, revenue streaming entity. In the coming months, we will launch a SkyeStar.com (“SkyeStar”) on IPTV, with new features that let users access their SkyeStar accounts from IPTV. SkyeStar is a free, members-only web site that offers community, e-mail, exclusive music and video downloads, instant messaging, blogs, photos and more. We will generate revenue by advertising, entertainment downloads, pay per view, video-on-demand and VIP membership fees.

IPTV, is the format representing the convergence of internet, television and telecommunication networks, and is expected to be adopted in the PRC next year. Providers of trial IPTV services in Shanghai have uncertainty about the IPTV services because of questions relating to the sector of IPTV.

The PRC is one of the largest IPTV markets in the world. The PRC is among the first in the world to put IPTV services in commercial trial operation. Statistics show that there are 360 million TV viewers and 75 million broadband users in the PRC, creating a huge potential market for development of IPTV services.

One of our business partners, ZesTV, Inc. (“ZesTV”) is a leading Chinese media and entertainment companies in the development, production, and marketing of entertainment, news and information to a global audience. ZesTV owns and operates a valuable portfolio of news and entertainment networks, a premier motion picture company, significant television production operations, a leading internet entertainment website group, and plans the development of studio-branded theme parks. TCOM has the first right to buy ZesTV music, films and TV programming copyrights of online content each year and flood openings with SkyeStar members.

TCOM will continue discussions with filmmakers for acquisition or strategy investments into motion-picture production companies.

3.  Many internet users in the PRC seek entertainment

A look at the top internet searches in the PRC for the year suggests that many of the country's 123 million internet users are looking for entertainment. In 2006, the search data suggested that people crave information about popular things and want it before newspapers, magazines and TV can provide it. The search data also shows people are attracted to a growing amount of content that is only available online such as games, novels and Mp3’s. The PRC published a guideline on news websites in September to better regulate the sector and prevent false or distorted information from spreading online. Meanwhile, the PRC also urged websites to register for tightened regulation.

By the end of November 2006, a total of 36.82 million blog websites have been established. Another 16 million have written blogs, meaning every blogger has 2.3 blog websites on average, according to Baidu.com. Some blog service providers and multimedia online magazine publishers have received funding — about $10 million each —from venture capital firms.

4. A New Online Performing Education College: Mystaru.com (http://www.mystaru.com) in the PRC.

(See details under “Business Partnership Developments” above.)

ITEM 2.	DESCRIPTION OF PROPERTY.

The Company has four lease commitments. The first lease commitment is for TCOM’s office at Suite 2412-13, Shell Tower, Times Square,1 Matheson Street, Causeway Bay, Hong Kong, with a gross area of approximately 1,514 square feet, for a term of 36 months from May 1, 2005 in the amount of $83,261.

The second lease commitment is for IC Star to rent its office at No.74 Shanan Road Shiqiao Panyu Guangzhou, PRC for a term of 24 months from July 1, 2006 amounting to $212,790.

The third lease commitment is for Guangzhou Panyu Metals and Minerals Imports and Exports Co.’s office at No.178 2/F Huanchengdong Road, Shiqiao Panyu, Guangzhou for a term of 24 months from January 1, 2006 in the amount of $7,031.

The fourth lease commitment is for the commitment of TCOM Beijing to rent the office at 9/F, Beijing Business World, 56 Dongxinglong Avenue, CW District, Beijing for a term of 24 months from April 1, 2006 in the amount of $270,000.

ITEM 3.	LEGAL PROCEEDINGS.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is currently traded on a limited basis on the Over-the-Counter Bulletin Board (the “OTCBB”) under the symbol "TCOM". The quotation of our common stock on the OTCBB does not assure that a meaningful, consistent and liquid trading market currently exists. We cannot predict whether a more active market for our common stock will develop in the future. In the absence of an active trading market:

•	Investors may have difficulty buying and selling or obtaining market quotations;

•	Market visibility for our common stock may be limited; and

•	A lack of visibility of our common stock may have a depressive effect on the market price for our common stock.

The reported high and low sale prices for the common stock are shown below for the periods indicated. The prices reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not always represent actual transactions. As of September 30, 2006, we had approximately 208 stockholders of record

Period	High	Low

Quarter ended December 31, 2004	$0.88	$0.14
Quarter ended March 31, 2005	$0.73	$0.30
Quarter ended June 30, 2005	$0.39	$0.22
Quarter ended September 30, 2005	$0.76	$0.03
Quarter ended December 31, 2005	$0.72	$0.41
Quarter ended March, 2006	$0.80	$0.46
Quarter ended June 30, 2006	$0.72	$0.46
Quarter ended September 30, 2006	$0.54	$0.15

On December 1, 2006, TCOM was quoted at $0.31 per share.

Dividends

There are no present material restrictions that limit the ability of the Company to pay dividends on common stock or that are likely to do so in the future. The Company has not paid any dividends with respect to its common stock, and does not intend to pay dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

Under 2005 Stock Award Plan:
On August 19, 2005, TCOM issued 1,000,000 shares of its common stock to a consultant of TCOM as part of his compensation, at the then market price of $.51, for a total of $510,000.

On May 1, 2005, TCOM issued 4,000,000 shares of its common stock to two consultants of TCOM as a consultancy fee, at the then market price of $.29, amounting to $1,160,000.

On January 1, 2006, TCOM issued 3,000,000 shares of its common stock to three consultants of TCOM as part of their compensation, at the then market price of $.50, for a total of $1,500,000.

On April 20, 2006, TCOM issued 4,000,000 shares of its common stock to five consultants as part of their compensation, at the then market price of $.52, for a total of $2,080,000.

On July 31, 2006, TCOM issued 3,300,000 shares of its common stock to nineteen employees as a one-time bonus, at the then market price of $0.44, for a total of $1,452,000.

The Application of the "Penny Stock Regulation" Could Harm The Market Price Of Our Common Stock.

Our common stock continues to trade below $5.00 per share, our common stock is considered a "penny stock" and is subject to Securities and Exchange Commission’s (the “SEC”) rules and regulations, which impose limitations upon the manner in which our shares can be publicly traded.

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

Stockholders should be aware that, according to the SEC Release No. 34- 29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. These patterns include:

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

Section 15(g) and Rule 15g-2 of the Securities Exchange Act of 1934 (the “Exchange Act”) require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock."

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

Future Sales of Large Amounts of Common Stock Could Adversely Affect the Market Price of Our Common Stock and Our Ability to Raise Capital.

Future sales of our common stock by existing stockholders pursuant to Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”), or following the exercise of future option grants, could adversely affect the market price of our common stock. Our directors and executive officers and their family members are not under lockup letters or other forms of restriction on the sale of their common stock. The issuance of any or all of these additional shares upon exercise of options will dilute the voting power of our current stockholders on corporate matters and, as a result, may cause the market price of our common stock to decrease. Further, sales of a large number of shares of common stock in the public market could adversely affect the market price of the common stock and could materially impair our future ability to generate funds through sales of common stock or other equity securities.

Recent Sales of Unregistered Securities

On August 12, 2006, the Company sold an aggregate of 4,600,000 shares to two investors, at a price of $0.31 per share, resulting in cash proceeds to the Company of $1,426,000. All such shares are “restricted securities” within the meaning under the Securities Act of 1933, as amended.

ITEM 6.	MANAGEMENT’S DICUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Results of Operations

Income Statement Items

The following table summarizes the results of our operations during the twelve months ended September 30, 2006 and 2005 and provides information regarding the dollar and percentage increase or (decrease) from the current fiscal year to the prior fiscal year:

Years Ended September 30, 2006 and 2005
	9/30/2006	9/30/2005	Increase (Decrease )	Percentage Increase (Decrease )

Revenues	$15,546,181	$9,071,997	$6,474,184	71%
Cost of sales	6,621,878	5,064,723	1,557,155	31%
Gross profit	8,924,303	4,007,274	4,917,029	122%
Operating expenses	8,002,716	2,010,622	5,992,094	298%
Other income (expenses)	19,563	1,641	17,922	1092%
Income from continuing operations	$941,150	$1,998,293	$(1,057,143)	(53)%
Minority interest in income of subsidiary	74,821	20,000	54,821	274%
Net income from discontinued operations	55,757	30,159	25,598	85%
Net income	1,071,728	2,048,452	(976,724)	(48)%
Other comprehensive income	1	113	(112)
Comprehensive income	1,071,729	2,048,565	(976,836)	(48)%

Earnings per common share
- Basic	$0.01	$0.03
- Fully diluted	$0.01	$0.02

Weighted average common share Outstanding
- Basic	85,630,740	72,978,411
- Fully diluted	85,630,740	82,978,411

Revenues increased by $6,474,184 due primarily to:

Revenues were $15,546,181 for the year ended September 30, 2006 compared to $9,071,997 for the year ended September 30, 2005. The increase of $6,474,184 is due primarily to the increase in revenue from the integrated communications network solutions provided by TCOM and export trading business from Panyu M & M.

On April 1, 2006, TCOM acquired a 53.92% interests in Panyu M & M indirectly through the acquisition of a subsidiary, HRDQ. As a result, revenue of $2,868,074 was generated from this new acquired subsidiary.

During the year ended September 30, 2006, our revenues of $4,239,377 were mainly generated from fixed monthly income by providing clients our products, namely Total Solution System and SEO4Mobile. Also, revenues of $8,438,730 were generated from the sales of the right to use IBSv4.1 Enterprise Suite.

During the year ended September 30, 2006, sales of the Total Solution System to Taikang Capital Managements Corporation, an affiliate of the Company amounting to $1,440,000 were classified as Related Party Transactions and the amount due from this stockholder as of September 30, 2006 was $840,000, which was classified under the Accounts receivable - related company.

Costs of Sales increased by $1,557,155 due primarily to:

Costs of sales were $6,621,878 for the year ended September 30, 2006 compared to $5,064,723 for the year ended September 30, 2005. Costs of Sales included cost of goods sold in trading, depreciation and other cost of sales. Cost of trading mainly included all the costs that Panyu M&M incurred in their import and export trading activities in the amount of $2,804,564. Depreciation represented the depreciation of software which related to the revenue of the Company amounted to $1,844,445. Other costs of sales were the purchase of various contents and other later stage production from raw contents and costs associated with the performance of our communication services totaling $1,972,870.

Operating expenses increased by $5,992,094 due primarily to:

For the year ended September 30, 2006, we incurred operating expenses of $8,002,716 as compared to $2,010,622 for the year ended September 30, 2005. Operating expenses included allowance of bad debts $357,380, salary of $564,292, impairment loss of copyrights of $1,530,000, general and administration expenses of $1,037,289 and stock-based compensation expense of $4,516,034.

Stock-based compensation expense had an increase of $3,848,681for the year ended September 30, 2006 due to further issue stock to consultants and employees as compensation during the years.

Stock-Based Compensation Expense

In March 2005, the SEC staff expressed their views with respect to SFAS No. 123R in Staff Accounting Bulletin No. 107, “Share-Based Payment,” (SAB 107). SAB 107 provides guidance on valuing options. The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. Also, that cost is recognized over the period during which the employee is required to provide services in exchange for the award. Stock-Based Compensation Expense had a net increase of $3,848,681 for the year ended September 30, 2006 due to compensation to the chief executive officer, four vice presidents, new consultants and a one-off bonus to employees.

Other income increased by $19,563 due primarily to:

Other income was $19,563 for year ended September 30, 2006 compared to $1,641 for the year ended September 30, 2005. Other income is increased by $16,786. Commission income was $12,723 and interest income was $2,777 for the year ended September 30, 2006.

Corporate tax

Enterprise income tax in PRC is generally charged at 33% of a company’s assessable profit, in which 30% is a national tax and 3% is a local tax. The Company’s subsidiaries incorporated in PRC are subject to the PRC enterprise income tax at the applicable tax rates on the taxable income as reported in their Chinese statutory accounts in accordance with the relevant enterprise income tax laws applicable to foreign enterprises. Pursuant to the same enterprise income tax laws, the Company’s subsidiaries are fully exempted from PRC enterprise income tax for two years starting from the first profit-making year, followed by a 50% tax exemption for the next three years.

No provision for enterprise income tax in the PRC had been made for the years ended September 30, 2006 and 2005 due to the fact that it is exempt from PRC tax, based on the statutory provisions granting a tax holiday for a two year period, as stated above, or for the Company’s operations, for the Company’s years ended September 30, 2006 and 2005. The Company’s first profit taking year was the year ended September 30, 2005, therefore tax will be due to the PRC, if the Company generates PRC taxable income, for the fiscal year ended September 30, 2007.

Based on the above statutory PRC tax provision, the Company believes that its current tax position is correct in that it is remote that any PRC tax liability will be due for the fiscal years ended September 30, 2006 and 2005.

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. There are no material timing differences and therefore no deferred tax asset or liability at September 30, 2006.

If all of the above tax holidays and concessions had not been available, we would have paid $1,540,000 more in taxes for the year ended September 30, 2006 (2005: $940,000) and the basic and diluted net income per share would have been lower by $0.01 and $0.01 respectively for the year ended September 30, 2006 and 2005.

Discontinued Operations

The Company sold its operations in Island Media on April 1, 2006. Under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the financial results of these operations were classified as discontinued operations in the accompanying consolidated statements of operations, net of tax, in 2006. The net from discontinued operations was $55,757.

Liquidity and Capital Resources

We believe that our currently-available working capital, after receiving the aggregate proceeds of our capital raising activities in the fourth quarter of fiscal year 2006 and collection of our accounts receivable, should be adequate to sustain our operations at least through the end of fiscal year 2007.

As of September 30, 2006, we had a cash balance of $1,211,542 held in the PRC and Hong Kong. We currently have no cash positions in the United States. We have been funding our operations from the receipts from customers and sales of our stock.

Management has invested substantial time evaluating and considering numerous proposals for possible investments, acquisitions or business combinations, either sought out by management or presented to management by investment professionals, the Company’s advisers and others. We continue to consider acquisitions, business combinations, or start up proposals, which could be advantageous to our shareholders. No assurance can be given that any such project, acquisition or combination will be concluded, or that all these actions will be approved by our Board of Directors.

Net cash used in operations for the year ended September 30, 2006 was $2,583,810. In the future, we may use cash in our operations due to the continuing implementation of our business model and increased expenses from costs associated with being a public company.

We currently have a commitment to purchase copyrights from Zestv Features Limited (“Zestv”) under an agreement dated as of December 29, 2005 for the purchase of Zestv’s future rights to its music, films and TV programming copyrights of online content. The total obligation to Zestv is $2,500,000. As of September 30, 2006, the Company paid 50% amount $1,250,000 by accounts receivable and recorded it as a prepaid expense.

Additionally, an agreement with Zestv was signed on June 13, 2006 to purchase the copyrights and the internet copyrights to two films: “First, Open” and “Big Movie: Subaye.” The cost of the films’ copyrights was $840,000 and $900,000 respectively. The cost for the movie internet copyrights was $1,060,000 and $1,000,000 respectively. As of September 30, 2006, the Company paid $1,230,000 by accounts receivable during the year and $2,770,000 remained as an accounts payable.

Net cash used in investing activities for the year ended September 30, 2006 was $165,615 of which $179,986 was the cash inflow from the acquisition of the subsidiary of Panyu M&M since the consideration of $500,000 are settled by our accounts receivable with the net assets acquired amounting to $320,014. Furthermore, $34,211 of cash was used in the acquisition of the property, plant and equipment. The Company also acquired the e-government, e-service and e-education software of IBS 5.0 series of $3,600,000 by settlement of accounts receivable and HRDQ issued its shares to acquire the website - Subaye.com amounting 5,576,344.

Net cash provided by financing activities for the year ended September 30, 2006 was $1,628,889. It represented the issuance of 4,600,000 shares of the Company's common stock, par value $.001 per share, for an aggregate purchase price of $1,426,000 which was used for the prepayment for the advertisement relating to the promotion of the website www.subaye.com of HRDQ. It also represented repayment of a finance lease of $10,199 and repayment of loan payable in the amount of $226,410.

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

Revenue recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104. Product revenue is recognized when title and risk of ownership have been transferred, provided that persuasive evidence of an arrangement exists, the price is fixed and determinable, remaining obligations are insignificant and collectibility is reasonably assured. Transfer of title and risk of ownership occur when the product is shipped to the customer. Revenue is recorded at the invoiced amount net of discounts.

Accounting on property, plant and equipment

Property, plant and equipment- Property and equipment are located in the PRC and are recorded at cost. Depreciation and amortization are calculated using the straight-line method over the expected useful life of the asset, after the asset is placed in service. The Company generally uses the following depreciable lives for its major classifications of property and equipment:

Description	Useful Lives

Computer hardware	3 years
Computer software	3 years
Website	3 years
Motor Vehicles	3 years
Furniture and fixtures	5 years
Leasehold improvements	5 years

Accounting for allowance for doubtful accounts

Trade accounts receivable- Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts represents the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable balance. The Company determines the allowance for doubtful accounts based upon historical write-off experience and current economic conditions. The Company reviews the adequacy of its allowance for doubtful accounts on a regular basis. Receivable balances past due over 120 days, which exceed a specified dollar amount, are reviewed individually for collectibles. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does have off-balance sheet credit exposure related to its customers, due to a concentration of customers accounting for more than 83% of the company’s accounts receivable.

Allowances for doubtful accounts receivable balances are recorded when circumstances indicate that collection is doubtful for particular accounts receivable or as a general reserve for all accounts receivable. Management estimates such allowances based on historical evidence such as amounts that are subject to risk. Accounts receivable are written off if reasonable collection efforts are not successful.

Allowance for doubtful accounts was $357,380 and $525,840 as of September 30, 2006 and September 30, 2005, respectively.

Income taxes

Income taxes are provided on an asset and liability approach for financial accounting and reporting of income taxes. Any tax paid by subsidiaries during the year is recorded. Current tax is based on the profit or loss from ordinary activities adjusted for items that are non-assessable or disallowable for income tax purposes and is calculated using tax rates that have been enacted or substantively enacted as of the date of the balance sheet. Deferred income tax liabilities or assets are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and the financial reporting amounts as of each year end. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized.

Risk Factors That May Affect Future Operating Results

You should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are the material risks that apply to our business, operations, financial condition and prospects.

Operating Risk

Currently, the Company’s revenues are derived from two main revenue streams: (i) from the re-selling of software to enterprises, large corporations, and the academic sector, as well as telecom-related services to customers in the PRC and (ii) from the import and export trading in PRC from Panyu M&M. The Company hopes to expand its operations to countries outside the PRC, however, such expansion has not been commenced and there are no assurances that the Company will be able to achieve such an expansion successfully. Therefore, a downturn or stagnation in the economic environment of the PRC could have a material adverse effect on the Company’s financial condition.

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

Exchange Risk

The Company generates revenue and incurs expenses and liabilities in Chinese renminbi, Hong Kong dollars and U.S. dollars. As a result, the Company is subject to the effects of exchange rate fluctuations with respect to any of these currencies. Since 1994, the official exchange rate for the conversion of renminbi to U.S. dollars has generally been stable, with the renminbi appreciating slightly against the U.S. dollar. Although the economic situation remains favorable with sound performance of the financial industry, high priority should be given to monitoring the risks brought about by the excessively rapid growth of the PRC national economy, which could result in structural imbalances in domestic as well as foreign trade and global economic imbalances. As a result, the Company's operations and financial conditions may be affected by changes in the value of renminbi and other currencies in which its earnings and obligations are denominated. The Company has not entered into agreements or purchased instruments to hedge its exchange rate risks, although the Company may do so in the future.

Our future performance is dependent on our ability to retain key personnel.

Our future success depends on the continued services of executive management in the PRC. The loss of any of their services would be detrimental to us and could have an adverse effect on our business development. We do not currently maintain key-man insurance for any of our executives. Our future success is also dependent on our ability to identify, hire, train and retain other qualified managerial and other employees. Competition for these individuals is intense and increasing.

Our business depends significantly upon the performance of our subsidiaries, which is uncertain.

Currently, a majority of our revenues are derived from the operations of our subsidiaries. Economic, governmental, political, industry and internal company factors outside our control affect each of our subsidiaries. If our subsidiaries do not succeed, the value of our assets and the price of our common stock could decline. Some of the material risks relating to our partner companies include:

•	our subsidiaries are located in the PRC and have specific risks associated with that;

•	intensifying competition for our products and services, and those of our subsidiaries, which could lead to the failure of some of our subsidiaries.

A visible trading market for our common stock may not develop.

Our common stock is currently traded on the OTCBB under the symbol "TCOM.” The quotation of our common stock on the OTCBB does not assure that a meaningful, consistent and liquid trading market currently exists. We cannot predict whether a more active market for our common stock will develop in the future. In the absence of an active trading market:

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

Since 1978, increasing emphasis had been placed on decentralization and the utilization of market forces in the development of the PRC's economy. Economic reform measures adopted by the PRC government may be inconsistent or ineffectual, and we may not be able to capitalize on any reforms in all cases. Further, these measures may be adjusted or modified in ways that could result in economic liberalization measures that are inconsistent from time to time, from industry to industry or across different regions of the country. The PRC's economy has experienced significant growth in the past decade. This growth, however, has been accompanied by imbalances in the PRC's economy and has resulted in significant fluctuations in general price levels, including periods of inflation. The PRC's government has implemented policies from time to time to increase or restrain the rate of economic growth, control periods of inflation or otherwise regulate economic expansion. While we may be able to benefit from the effects of some of these policies, these policies and other measures taken by the PRC's government to regulate the economy could also have a significant negative impact on economic conditions in the PRC, with a resulting negative impact on our business.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that will have a current effect on our financial condition and changes in financial condition in 2006.

Commitments

As of the balance sheet date, the Company had a total commitment amount of $573,082, which is comprised of four lease agreements. The first lease commitment is the commitment of TCOM to rent the office at Suite 2412-13, Shell Tower, Times Square, 1 Matheson Street, Causeway Bay, Hong Kong with a gross area of approximately 1,514 square feet, for a term of 36 months from May 3, 2005 to May 2, 2008. An amount of $52,408 and $30,853 will be expensed in 2007 and 2008, respectively.

The second lease commitment is the commitment of IC Star to rent its office at No.74 Shanan Road Shiqiao Panyu Guangzhou, PRC for a term of 24 months from July 1, 2006 to June 30, 2008. An amount of $121,594 and $91,195 will be expensed in 2007 and 2008 respectively.

The third lease commitment is the commitment of Panyu M& M’s office at No.178 2/F Huanchengdong Road, Shiqiao Panyu, Guangzhou for a term of 24 months from January 1, 2006 to December 31, 2007. The lease payment of $7,031 will be paid in 2007.

The fourth lease commitment is the commitment of TCOM Beijing to rent the office at 9/F, Beijing Business World, 56 Dongxinglong Avenue, CW District, Beijing for a term of 24 months from April 3, 2006 to April 2, 2008. $90,000 was expensed in the year and $270,000 is remaining for the next two years.

ITEM 7.	FINANCIAL STATEMENTS.

See “Index to Consolidated Financial Statements” for the financial statements included in this Form 10-KSB.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.	CONTROLS AND PROCEDURES..

Our Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for us. Based upon such officers’ evaluation of these controls and procedures as of a date within 90 days of the filing of this Annual Report, we had concluded that a material weakness existed in Telecom’s internal control over financial reporting in the past year. The material weakness in internal control over financial reporting related to the fact that Telecom lacked a sufficient complement of personnel with a level of financial reporting expertise commensurate with its financial reporting requirements to resolve non-routine or complex accounting matters. We have remedied these weaknesses by hiring additional personnel with financial expertise to our staff. The Certifying Officers have now concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this Annual Report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 8B.	OTHER INFORMATION

None.

PART III.

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

The following table includes the names, positions held and ages of our executive officers and directors as of September 30, 2006.

NAME	AGE	POSITION
Tim T. Chen	41	CEO, President and Director
Yan Liu	30	Vice President, COO and Director
Victor Z. Li	33	CFO, Controller, Secretary, Treasurer and Director
Yaofu Su	27	Vice President, Director
Hongtao Zhang	30	Director

Tim T. Chen, Chief Executive Officer, President and Director

Mr. Chen joined the Company in April, 2005. He has more than 15 years of senior-level China business development, sales, marketing, operations and general management experience. Prior to joining the Company, Mr. Chen was the President of the technology investment company Great Wall Investments Co. and CEO of logistic networking company Jidata Logistic (“Jidata”) for 5 years. Prior to Jidata, he was the Vice President of Vision Applications, a laser equipment applications company for the period 1991-2000.

Yan Liu, Vice President, Chief Operating Officer and Director

Ms. Liu joined the Company as Vice President and Director of the Company on March 20, 2006. From June 2004 through March 2006, Ms. Liu was the Chief Operating Officer of sinosuper.com ("Sino"). Sino is an internet company that is a wholly-owned subsidiary of Wukuang IE Limited. From May 2003 to April 2004, Ms. Liu was the Company’s General Manager of the Marketing and Sales Department. From July 2002 to April 2003, Ms. Liu was the assistant to the Chief Executive Officer of South China Motor Group in Guangzhou, China. From June 1999 to July 2002, she was the director of the Plan Department at Dali Motorcycle Limited in Xinhui City, China.

Victor Z. Li, Chief Financial Officer, Controller, Secretary, Treasurer and Director

Mr. Li joined the Company in August 2005 and has over 6 years of extensive experience in treasury management. From October 2003 through August 2005, Mr. Li was the manager of the Enterprise Finance division at Taikang Capital Managements Corp. (“Taikang”). Taikang currently holds 20 million shares of the Company’s common stock. Mr. Li started his professional career at Pacific Insurance Corp. in Yinchuan city in July, 1999 as a client manager of corporate finance, a position he held until June 2003.

Yaofu Su, Vice President, Director

Mr.Su joined the Company in 2004, and his present position is vice president of the Company and the Chief Executive Officer of HRDQ Group, Inc.(“HRDQ”). HRDQ is a holding company that owns and operates an e-commerce website and trading company that is a majority-owned subsidiary of the Company since June 2006. From January 2005 through present, Mr.Su is the Multimedia Technology Director of 3G Dynasty Inc.("3G"). 3G is an internet and wireless communications content services company that is a wholly-owned subsidiary of the Company. From March 2004 to December 2004, Mr.Su was the multimedia content production manager of IC Star MMS Limited, a wholly-owned subsidiary of the Company. From September 2001 to February 2004, he studied computer system application at Guangdong Industrial University.

Hongtao Zhang, Director

Mr. Zhang joined the Company in 2003, and his present position is Chief Executive Officer of Guangzhou TCOM Computer Technology Limited, a PRC limited liability company that is a wholly-owned subsidiary of the Company. From June 2004 to May 2006, Mr. Zhang was the IT Director of Alpha Century Holdings Limited ("Alpha"). Alpha is an IT and communications solution services company that is a wholly owned subsidiary of the Company. From May 2003 to May 2004, Mr. Zhang was the webmaster of IC Star MMS Limited, a wholly-owned subsidiary of the Company. From July 2001 to April 2003, Zhang was the computer programmer of New Tech Developments Group in Guangzhou.

Audit Committee

We do not have an audit committee. The entire Board of Directors serves as the audit committee. Because of the small size of the Company and the risk attendant to a small public company, we are currently unable to attract an audit committee financial expert to our Board of Directors. There are no other committees of the Board of Directors.

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company’s directors and executive officers and persons who beneficially own more than ten percent (10%) of a registered class of its equity securities, file with the SEC reports of ownership and changes in ownership of its common stock and other equity securities. Executive officers, directors, and greater than ten percent (10%) beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports that they file. Based solely upon a review of the copies of such reports furnished to us or written representations that no other reports were required, the Company believes that, during that past fiscal year, all filing requirements applicable to its executive officers, directors, and greater than ten percent (10%) beneficial owners were met.

Code of Ethics

We have adopted a Code of Ethics for our Senior Financial Officers and for all of our employees. We shall, without charge, provide to any person, upon request, a copy of our Code of Ethics for our Senior Financial Officers. All such requests should be mailed to: Telecom Communications, Inc., 9/F., Beijing Business World, 56 Dongxinglong Avenue, Beijing China, 100062, attention: Victor Z. Li, Secretary, Treasurer and CFO.

As required by SEC rules, we will report within five business days the nature of any change or waiver of our Code of Ethics for our Senior Financial Officers.

ITEM 10.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth information relating to all compensation awarded to, earned by or paid by us during the past three fiscal years to (a) our Chief Executive Officer and (b) each of our executive officers who earned more than $100,000 during the last three fiscal periods ended September 30, 2006, 2005 and 2004:

	Annual Compensation			Long-Term Compensation

Name and Principal Position	Year	Salary($)	Bonus($)	Securities Underlying Options

Tim T. Chen Chief Executive Officer, President and Director	2006 2005 2004	$780,000 -0- -0-	-0- -0- -0-	-- -- --

	Annual Compensation			Long-Term Compensation

Name and Principal Position	Year	Salary($)	Bonus($)	Securities Underlying Options

Victor, Z. Li Chief Financial Officer, Controller, Secretary, Treasurer and Director	2006 2005 2004	$490,000 -0- -0-	-0- -0-	-- --

Yaofu Su Vice President, Director	2006 2005 2004	$312,000$- -0- -0-	0 -0-	-- -- --

Yan Liu Vice President, Chief Operating Officer and Director	2006 2005 2004	$364,000$- -0- -0-	-0- -0-	-- -- --

Hongtao Zhang Director	2006 2005 2004	$312,000$- -0- -0-	0 -0-	-- -- --

Option Grants In Last Fiscal Year

None.

Aggregated Option/SAR Exercises In Last Fiscal Year And Fiscal Year-End Option/SAR Values

None.

Term Of Office

The term of office of the current directors shall continue until new directors are elected or appointed.

Employment Agreements

The Company has entered into employment agreements with its officers. The terms of the employment have been disclosed above. There are no employment contracts established with our employees in the PRC as it is not common to have employment contracts in the PRC for non-management employees.

Termination of Employment and Change of Control Arrangement

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in the Summary Compensation Table set forth above which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

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

(a) Security Ownership of Certain Beneficial Owners

The following table sets forth, as of September 30, 2006, information known to us relating to the beneficial ownership of shares of common stock by: each person who is the beneficial owner of more than 5 percent of the outstanding shares of common stock; each director; each executive officer; and all executive officers and directors as a group.

We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them except as stated therein.

Under the securities laws, a person is considered to be the beneficial owner of securities that can be acquired by him or her within 60 days from the date of this filing upon the exercise of options, warrants or convertible securities. We determine beneficial owner's percentage ownership by assuming that options, warrants or convertible securities that are held by him or her, but not those held by any other person and which are exercisable within 60 days of the date of this filing, have been exercised or converted. As of September 30, 2006, there were 97,088,000 shares of our common stock issued and outstanding.

Name and address of beneficial owner*	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned	Position

Taikang Capital Managements Corporation 906, 9TH/F, YUXING BUILDING, XIHUAN RD PANYU, GUANGZHOU F4 GD511490	20,000,000	20.6%

Auto Treasure Holdings Limited 1906, 19TH/F, YUXING BUILDING, XIHUAN RD PANYU, GUANGZHOU F4 GD511490	9,889,000	10.2%

Tim T. Chen	1,500,000	1.5%	Chief Executive Officer, President and Director

Victor Z. Li	1,000,000	1%	Chief Financial Officer, Controller, Secretary, Treasurer and Director

Yan Liu	700,000	0.7%	Vice President, Chief Operating Officer and Director

Yaofu Su	600,000	0.6%	Vice President, Director

Hongtao Zhang	600,000	0.6%	Director

Directors and Executive officers as a group	4,400,000	4.4%

* Except where otherwise indicated, the address of the beneficial owner is deemed to be the same address of the Company.

(b) Changes in Control

We know of no contractual arrangements which may at a subsequent date result in a change of control in the Company.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

As of September 30, 2006 and 2005, the Company owed one stockholder and his company $57,857 and $113,200, respectively. The advances are non-interest bearing and are payable on demand.

On October 1, 2005, an amount of $3,846 was paid to Grace Motion, Inc. for the consulting services provided by Grace Motion, Inc. to TCOM during the year.

During the year ended September 30, 2006, we sold our products to TaiKang Capital Management Corporation for $1,440,000. As of September 30, 2006, the outstanding balance due from TaiKang Capital Management Corporation was $840,000.

A loan for $64,102 was granted to Angelina Wong, a former officer of TCOM during the year. The loan is non-interest bearing loan and is payable on demand.

ITEM 13.	EXHIBITS.

(a) Exhibits

Exhibit Number

31.1	Rule 13a-14(a)/15d-14(a) Certification (CEO)*
31.2	Rule 13a-14(a)/15d-14(a) Certification (CFO)*
32.1	Section 1350 Certification (CEO)*
32.2	Section 1350 Certification (CFO)*

*Filed herewith.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed by the Company's auditors for professional services rendered in connection with the audit of the Company's annual consolidated financial statements for fiscal 2006 and 2005 and reviews of the consolidated financial statements included in the Company's Forms 10-KSB for fiscal 2006 and 2005 were approximately $34,000 and $45,000, respectively.

AUDIT-RELATED FEES

The Company's auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements.

TAX FEES

The aggregate fees billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning were $0 for fiscal 2006 and 2005.

ALL OTHER FEES

The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting in fiscal 2006 and 2005 were $0.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELECOM COMMUNICATIONS, INC.

Date: January 17, 2007	By:	/s/ Tim. T. Chen
Tim. T. Chen
Director and CEO (Principal Executive Officer)

Date: January 17, 2007	By:	/s/ Victor Z. Li
Victor Z. Li
Principal Financial and Accounting Officer

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F1
Consolidated Balance Sheet as of September 30, 2006	F2
Consolidated Statements of Income and Comprehensive Income for the years ended September, 2006 and 2005	F3
Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2006 and 2005	F4
Consolidated Statements of Cash Flows for the years ended September 30, 2006 and 2005	F5
Notes to Consolidated Financial Statements for the years ended September 30, 2006 and 2005	F6-F23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Telecom Communications, Inc.
Times Square, Hong Kong

We have audited the consolidated balance sheet of Telecom Communications, Inc. and subsidiaries (the Company) as of September 30, 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended September 30, 2006 and 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Telecom Communications, Inc. and subsidiaries as of September 30, 2006, and the consolidated results of its operations and its cash flows for the year ended September 30, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

Child, Van Wagoner & Bradshaw, PLLC
January 12, 2007
Salt Lake City, Utah

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

ASSETS
Current Assets:
Cash	$1,211,542
Accounts receivable - related company	840,000
- others, less allowance for bad debt of $883,220	3,524,929
Due from related companies	247,833
Prepaid expenses	2,546,955
Other current assets	253,029

Total Current Assets	8,624,288

Property, plant and equipment, net	10,625,906
Intangible assets	2,824,051

Total Assets	$22,074,246

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	4,120,721
Accrued expenses	83,857
Due to related companies	57,854

Total Current Liabilities	4,262,432

Total Liabilities	4,262,432

Minority interest in consolidated subsidiaries	2,371,492

Commitments and contingencies (Note 12)

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Stockholders’ Equity
Preferred stock ($0.001 Par Value: 50,000,000 shares authorized;	-
no shares issued and outstanding)
Common stock ($0.001 Par Value: 300,000,000 shares authorized;	97,088
97,088,000 shares issued and outstanding)
Additional paid in capital	15,893,589
Deferred stock-based compensation	(3,089,863)
Accumulated other comprehensive income	247
Retained earnings	2,539,261

Total Stockholders’ Equity	15,440,322

Total Liabilities and Stockholders' Equity	$22,074,246

See accompanying notes to consolidated financial statements

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended
	September 30,
	2006	2005
Net Revenue - affiliate	$1,440,000	$1,440,000
- others	14,106,181	7,631,997
Total Revenue	15,546,181	9,071,997
Cost of sales	6,621,878	5,064,723
Gross Profit	8,924,303	4,007,274

Operating Expenses
Allowance for bad debts	357,380	525,840
Salaries	564,292	252,249
Other selling, general and administrative expenses	1,035,010	565,180
Impairment Loss	1,530,000	--
Stock-based compensation expense	4,516,034	667,353
Total operating expenses	8,002,716	2,010,622
Income from operations	921,587	1,996,652

Other Income and (Expenses)
Interest income	2,777	699
Other income	16,786	4,946
Interest expenses	-	(4,004)
Total other income (expenses)	19,563	1,641
Income from continuing operations before income taxes	941,150	1,998,293

Income taxes	-	-
Income from continuing operations before minority interest	941,150	1,998,293
Minority interest in income of subsidiary	74,821	20,000
Income from continuing operations	1,015,971	2,018,293

Income/ (loss) from discontinued operations,
- Gain on disposal of subsidiary	295,533	53,431
- Net (loss) from the discontinued operations of subsidiaries	(239,776)	(23,272)
Income from discontinued operations	55,757	30,159
Net Income	1,071,728	2,048,452
Foreign currency translation difference	1	113
Comprehensive income	$1,071,729	$2,048,565

Earnings Per Share - basic and diluted:
EPS from continuing operations - basic	$0.01	$0.03
EPS from discontinued operations - basic	-	-
Total EPS - basic	0.01	0.03
EPS from continuing operations - fully diluted	0.01	0.02
EPS from discontinued operations - fully diluted	-	-
Total EPS - fully diluted	0.01	0.02
DENOMINATOR FOR BASIC AND DILUTED EPS
Weighted average share - basic	85,630,740	72,978,411
Weighted average share - fully diluted	85,630,740	82,978,411

See accompanying notes to consolidated financial statements

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2005

					Accumulated	Accumulated
			Additional	Deferred	Other	Deficit/
	CommonStock		Paid-in	Stock	Comprehensive	Retained
	Shares	Amount	Capital	Compensation	Income	Earnings	Total

Balance, September 30, 2004	60,188,000	60,188	3,912,489	(731,250)	133	(580,919)	2,660,641
Shares issued at $.20 per share - Oct 7, 2004	10,000,000	10,000	1,990,000				2,000,000
Shares issued at $.30 per share - Feb 1, 2005	3,500,000	3,500	1,046,500				1,050,000
Shares issued at $.24 per share - July 22, 2005	3,500,000	3,500	836,500				840,000
Issue of common stock - deferred compensation				(840,000)			(840,000)
Amortization of deferred stock compensation	-	-	-	667,353	-	-	667,353
Net income for the year ended September 30, 2005	-	-	-	-	-	2,048,452	2,048,452

Unrealized gain on foreign currency					113		113
Balance, September 30, 2005	77,188,000	77,188	7,785,489	(903,897)	246	1,467,533	8,426,559
Shares issued at $0.51 per share - Nov 16, 2005	1,000,000	1,000	509,000				510,000
Shares issued at $0.29 per share - Dec 20, 2005	4,000,000	4,000	1,156,000				1,160,000
Shares issued at $0.50 per share - Mar 23, 2006	3,000,000	3,000	1,497,000				1,500,000
Shares issued at $0.52 per share - Apr 20, 2006	4,000,000	4,000	2,076,000				2,080,000
Shares issued at $0.44 per share - July 31, 2006	3,300,000	3,300	1,448,700				1,452,2000
Cash received from shares issued at $0.31 per share - Aug 12, 2006	4,600,000	4,600	1,421,400				1,426,000
Issue of common stock - deferred compensation				(6,702,000)	-		(6,702,000)
Amortization of deferred stock compensation				4,516,034	-		4,516,034
Net income for the year ended September 30, 2006						1,071,728	1,071,728

Unrealized gain on foreign currency					1		1
Balance, September 30, 2006	97,088,000	97,088	15,893,589	(3,089,863)	247	2,539,261	15,440,322

See accompanying notes to consolidated financial statements

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

	For the Years Ended September 30,
	2006	2005
Cash flows from operating activities
Net income	$1,071,728	$2,048,452
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,919,971	1,538,763
Loss on disposal of equipment	-	208,476
Allowance for bad debts	357,379	525,840
Impairment loss of copyrights	1,500,000
Minority interests	(74,821)	(20,000)
Interest income	-	(699)
Gain on disposal of subsidiary	(295,533)	(53,431)
Stock-based compensation expense	4,516,034	667,353
Changes in operating assets and liabilities:
Accounts receivable	(10,396,185)	(3,212,901)
Real estate held for sale	-	(21,065)
Due from related party	(156,188)	(86,316)
Prepaid and other current assets	(369,729)	(654,626)
Accounts payable and accrued expenses	(686,466)	1,117,415
Net cash provided by operating activities	(2,583,810)	2,057,261

Cash flows from investing activities:
Capital contribution by minority interest	10,386	20,000
Proceeds from sales of discontinued operations	-	6,410
Business acquisition - net of cash acquired	179,986	-
Sales proceeds of disposal of subsidiary - net cash	9,454	(519)
Interest income	_	699
Capital expenditures	(34,211)	(1,578,550)
Net cash used in investing activities	165,615	(1,551,960)

Cash flows from financing activities:
Due to related party	(13,322)	113,200
Due to stockholder	-	(57,138)
Proceeds from loan payable	226,410	-
Additions of finance lease	-	64102
Repayment of finance lease	(10,199)	(11,438)
Proceeds from new issuance of common stock	1,426,000	1,050,000
Net cash flows provided by financing activities:	1,628,889	1,158,726
Effect of exchange rate changes in cash	1	113
Net increase (decrease) in cash	(789,305)	1,664,140

Cash - beginning of year	2,000,847	336,707

Cash - end of year	$1,211,542	$2,000,847

Supplemental disclosure of cash flow information:
Taxes paid	$-	$-
Interest paid	$-	$3,987
Non cash investing and financing activities
Common stock issued for acquisition of software	$-	$2,000,000
Accounts receivable used for acquisition of software	$3,600,000	$317,295
Accounts receivable used for acquisition of copyrights of movie	$1,230,000	$-
Accounts receivable used for prepayment of copyrights in internet	$1,250,000
Accounts receivable used for acquisition of subsidiary	$500,000
Acquired web-site through issuance of common stock of subsidiaries	$5,576,344	$-

See accompanying notes to consolidated financial statement

1. Business Description and Organization

Business Description

Telecom Communications, Inc. and its subsidiaries (“TCOM,” or the “Company”), is a fully integrated information and entertainment service provider to the business and consumer internet markets in the Peoples’ Republic of China (the “PRC”). We sell a majority of our products through channel resellers, who are British Virgin Island (“BVI”) companies, who then distribute our products to the service provider market (“SP”) in the PRC. The service provider channel resellers then in turn supply our content, through various telecommunication providers, to the end users in the PRC. The products that are sold to the SP in the PRC are a combination of integrated communications network solutions and entertainment and lifestyle content, which is our primary business segment. Our products also serve the voice, video, data, web and mobile communication markets. Our second business segment is comprised of revenue derived from our import and export trading in PRC and internet services, through our 53.92% owned subsidiary, HRDQ Group Inc. (“HRDQ”).

Organization

TELECOM COMMUNICATIONS, INC.

TCOM was incorporated on January 6, 1997 in the State of Indiana. The Company changed its state of incorporation from Indiana to Delaware, effected by a merger into a Delaware corporation with the same name on February 28, 2005. The surviving Delaware corporation succeeds to all the rights, properties and assets and assumes all of the liabilities.

ARRAN SERVICES LIMITED

As of September 30, 2003, TCOM consummated a Stock Purchase Agreement with Arran Services Limited (“Arran”) and Arran has a 100% investment interest in IC Star MMS Limited (“IC Star”).

IC STAR MMS LIMITED

IC Star, formerly known as Sino Super Limited, was established in December 1991. IC Star links entertainment and lifestyle information to local communities across the PRC.

ALPHA CENTURY HOLDINGS LIMITED

On December 15, 2003, the Company formed Alpha Century Holdings Limited ("Alpha"), a wholly owned subsidiary of the Company, in the British Virgin Islands. Alpha commenced its business on July 1, 2004 and its principal activity is to provide total solution software with entertainment and lifestyle information. Primarily, all of the internet content business segment activities for the year ended September 30, 2006 and 2005, were conducted by Alpha.

3G DYNASTY INC.

On February 21, 2005, the Company formed 3G Dynasty Inc. (“3G Dynasty”), a wholly owned-subsidiary of the Company, in the British Virgin Islands. 3G Dynasty commenced its business on April 1, 2005 and its principal activity was providing entertainment content for 3G mobile and internet use.

1. Business Description and Organization (continued)

ISLAND MEDIA INTERNATIONAL LIMITED

On June 2, 2005, TCOM purchased 60% of the issued and outstanding shares of Island Media International Limited ("Island Media"), which was registered in the British Virgin Islands. Island Media commenced its business on July 11, 2005 and its principal activity was as an investment holding company. Island Media currently holds 100% of the shares of both Talent Leader Entertainment & Productions Limited ("Talent Leader") and Talent Leader Advertising and Communications Limited (“Talent Leader Adv”).

On April 1, 2006, TCOM sold all of its interests in Island Media with the net gain on the sale in the amount of $295,533. Island Media’s operating loss for the period up to the date of disposition was $239,776, as shown as Discontinued Operations in the accompanying consolidated statements of income and comprehensive income.

TALENT LEADER ENTERTAINMENT & PRODUCTIONS LIMITED

On July 20, 2005, Island Media purchased 100% of the issued and outstanding shares of Talent Leader, a limited company in Hong Kong. Talent Leader commenced its business on August 1, 2005 and its principal activity was to provide services as a public relations agent to various artists.

On April 1, 2006, TCOM sold all of its interests in Talent Leader by selling all of its interests in Island Media, which held 100% of the shares of Talent Leader.

TALENT LEADER ADVERTISING AND COMMUNICATIONS LIMITED

On December 8, 2005, Island Media purchased 100% of the issued and outstanding shares of Talent Leader Advertising and Communications Limited, a limited company in Hong Kong. Talent Leader Adv commenced its business on January 1, 2006 and its principal activity was providing public relations, advertising and communication services.

On April 1, 2006, TCOM sold all of its interests in Talent Leader Adv by selling all the interests in Island Media, which held 100% of the shares of Talent Leader Adv.

HRDQ GROUP INC.

On April, 2006, Alpha provided substantially all of the working capital to HRDQ, through an inter-company loan in the amount of $500,000. In reviewing and applying FIN 46R, HRDQ was considered a variable interest entity (“VIE”) of Alpha and therefore became the subsidiary of Alpha and an indirect subsidiary of TCOM on April, 2006. TCOM and Alpha are the primary beneficiaries of this VIE.

On June 28, 2006, TCOM obtained a 53.92% equity interest in HRDQ by purchasing the common shares of HRDQ through its subsidiary Alpha. HRDQ became the subsidiary of TCOM and HRDQ holds 100% of the shares of its subsidiary Guangzhou Panyu Metals & Minerals Import and Export Co. Limited (“Panyu M&M”), and also purchased the website, Subaye.com (refer to note 10 for the website acquisition).

GUANGZHOU PANYU METALS & MINERALS IMPORT & EXPORT CO., LTD.

On April 25, 2006, HRDQ acquired 100% of the issued and outstanding shares of Panyu M&M from the sole shareholder, Wukang IE Limited (formerly known as WayToPay China Holdings Limited) for a contractual gross consideration amount of $500,000 (refer to note 4). Panyu M&M is a limited company in the PRC and its principal activity is conducting import and export trading in the PRC.

1. Business Description and Organization (continued)

GUANGZHOU TCOM COMPUTER TECHNOLOGY LIMITED

On September 1, 2006, the Company formed Guangzhou TCOM Computer Technology Limited (“Tcom Computer”), a wholly owned subsidiary of the Company, located in the PRC. The principal activity of Tcom Computer is to provide internet services, including web browsing, providing updated information on science, technology, entertainment and commercial development, as well as a webpage editor.

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

2. Summary of Significant Accounting Policies

Principles of consolidation—The consolidated financial statements, prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America, include the assets, liabilities, revenues, expenses and cash flows of the Company and all its subsidiaries. This basis of accounting differs in certain material respects from that used for the preparation of the books and records of the Company’s principal subsidiaries, which are prepared in accordance with the accounting principles and the relevant financial regulations applicable to enterprises with limited liabilities established in the PRC, the accounting standards used in the place of their domicile.  The accompanying consolidated financial statements reflect necessary adjustments not recorded in the books and records of the Company’s subsidiaries to present them in conformity with GAAP.

The consolidated financial statements of the Company include the accounts of TCOM and its subsidiaries, namely Arran, Alpha, IC Star, 3G Dynasty, HRDQ, Panyu M&M and Tcom Computer, together with the account of Island Media, that was classified as Income from discontinued operations in 2006 and 2005. All significant inter-company accounts, transactions and cash flows are eliminated upon consolidation.

The Financial Accounting Standards Board (the “FASB”) has issued Interpretation No. 46 (FIN-46R) (revised December, 2003), Consolidation of Variable Interest Entities. FIN-46R clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. It separates entities into two groups: (1) those for which voting interests are used to determine consolidation and (2) those for which variable interests are used to determine consolidation (the subject of FIN-46R). FIN-46R clarifies how to identify a variable interest entity and how to determine when a business enterprise should include the assets, liabilities, noncontrolling interests and results of activities of a variable interest entity in its consolidated financial statements. The Company has determined that FIN-46R did apply to the consolidated financial statements as of September 30, 2006, regarding its subsidiary HRDQ.

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective June 2001. SFAS No. 141 requires the use of the purchase method of accounting for any business combinations initiated after June 30, 2002, and further clarifies the criteria to recognize intangible assets separately from goodwill. Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and indefinite−lived intangible assets are no longer amortized but are reviewed for impairment. The results of Panyu M&M and the estimated fair market values of its assets and liabilities have been included in our consolidated financial statements from the date of acquisition (refer to note 4).

Cash and cash equivalents- For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at time of purchase to be cash equivalents. All cash is held in large banks located in Hong Kong.

2. Summary of Significant Accounting Policies (continued)

Trade accounts receivable- Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts represents the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable balance. The Company determines the allowance for doubtful accounts based upon historical write-off experience and current economic conditions. The Company reviews the adequacy of its allowance for doubtful accounts on a regular basis. Receivable balances past due over 120 days, which exceed a specified dollar amount, are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does have off-balance sheet credit exposure related to its customers, due to a concentration of customers accounting for more than 83% of the Company’s accounts receivable.

Allowances for doubtful accounts receivable balances are recorded when circumstances indicate that collection is doubtful for particular accounts receivable or as a general reserve for all accounts receivable. Management estimates such allowances based on historical evidence, such as amounts that are subject to risk. Accounts receivable are written off if reasonable collection efforts are not successful.

Property, plant and equipment- Property and equipment are located in the PRC and are recorded at cost. Depreciation and amortization are calculated using the straight-line method over the expected useful life of the asset, after the asset is placed in service. The Company generally uses the following depreciable lives for its major classifications of property and equipment:

Description	Useful Lives
Computer hardware	3 years
Computer software	3 years
Web site	3 years
Motor Vehicles	3 years
Furniture and fixtures	5 years
Leasehold improvements	5 years

Valuation of long-lived assets- Long-lived tangible assets and definite-lived intangible assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company uses an estimate of undiscounted future net cash flows of the assets over the remaining useful lives in determining whether the carrying value of the assets is recoverable. If the carrying values of the assets exceed the expected future cash flows of the assets, the Company recognizes an impairment loss equal to the difference between the carrying values of the assets and their estimated fair values. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent from other groups of assets. The evaluation of long-lived assets requires the Company to use estimates of future cash flows. However, actual cash flows may differ from the estimated future cash flows used in these impairment tests. As of September 30, 2006, based on management’s projected future cash flows, management has determined the impairment of long-lived assets at September 30, 2006 (refer to note 4).

Credit Risk and Customers- We have a concentration of customers in our information service provider business segment market. We are diligent in attempting to ensure that we issue credit to credit-worthy customers. However, our customer base is small and our accounts receivable balances are usually over 90 days outstanding, and that exposes us to significant credit risk. Therefore, a credit loss can be very large relative to our overall profitability.

Revenue recognition- In accordance with Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 104, Revenue Recognition ("SAB 104"), the Company recognizes revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price to the customer is fixed or determinable and (iv) collection of the resulting receivable is reasonably assured. These criteria are usually met at the time of product shipment or performance of service.

2. Summary of Significant Accounting Policies (continued)

We enter into certain arrangements where we are obligated to deliver products and/or services (multiple elements). In these arrangements, our fee includes both the initial selling price of our software packaged profits and the monthly subscription of the licensed products for contract period, usually for 2 years.

Revenue for sales of our software packaged products with database of entertainment contents, namely, total solution software, SEO4 mobile, IBS 4.1 and IBS 5.1 software package is recognized as products are shipped and installed. IBS v5.1 software package will be sold in 2007.

Revenue for the monthly subscription of the licensed products, including all post-delivery support and the right to receive unspecified upgrades/enhancements of the licensed products, is charged at a monthly basic price. Pursuant to the terms of the agreements, a fixed sum is due at the beginning of each month regardless of whether the customer requires service during that month. The Company recognizes the subscription on the first day of each month for which the support service agreement is in place. The Company maintains an allowance for doubtful accounts in the event that any such revenue recorded is not realized.

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

Regulation of Telecommunication services in the PRC -The telecommunications industry, including certain wireless value-added services, is highly-regulated in the PRC. Regulations issued or implemented by the State Council, the Ministry of Information Industries, and other relevant government authorities cover many aspects of telecommunications network operations.

Comprehensive income- Accumulated other comprehensive income represents foreign currency translation adjustments and is included in the consolidated statement of shareholders’ equity.

Income taxes- Income taxes are accounted for under the asset and liability method in accordance with SFAS No. 109 “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Foreign currency translation- Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation," and are included in determining net income or loss.

For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date. Revenues, expenses and cash flows are translated at the average exchange rate for the period to approximate translation at the exchange rate prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income or loss.

2. Summary of Significant Accounting Policies (continued)

The Company has determined Hong Kong dollars to be the functional currency of Arran, IC Star, 3G Dynasty, Island Media and Talent Leader, and the PRC Chinese Yuan Renminbi to be the functional currency of Panyu M&M and Tcom Computer. The financial statements of the subsidiaries are translated to U.S. dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. The cumulative translation adjustment and effect of exchange rate changes as of September 30, 2006 was $247.

Related Party and Shareholders’ Loans - The caption "Due to Related Company" on the consolidated balance sheet consists of loans that are unsecured, non-interest bearing and have no fixed terms of repayment, and therefore, are deemed payable on demand.

Software Development Costs - We account for our software development costs in accordance with SFAS No. 86, “Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed.” Under SFAS No. 86, we expense software development costs as incurred until we determine that the software is technologically feasible. Once we determine that the entertainment software is technologically feasible and we have a basis for estimating the recoverability of the development costs from future cash flows, we capitalize the remaining software development costs until the software product is released. For the years ended September 30, 2006 and 2005, we purchased all of our software from third parties.

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

Stock-Based Compensation - In December, 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”. SFAS 123(R) is a revision of SFAS No., 123, “Accounting for Stock Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Among other items SFAS 123(R) eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards in the financial statements. The Company began recognizing compensation expense for the fair value of stock-based compensation in its financial statements in accordance with SFAS 123 in 2003. The effective date of SFAS 123 (R) is the first annual reporting period beginning after June 15, 2005. The adoption of SFAS 123 (R) did not have a material impact on the Company’s financial position, results of operations or cash flows for the years ended September 30, 2006 and 2005.

2. Summary of Significant Accounting Policies (continued)

In March 2005, the SEC staff issued additional guidance on SFAS 123 (R) in the form of Staff Accounting Bulletin (“SAB”) No. 107. SAB 107 was issued to assist preparers by simplifying some of the implementation challenges of FAS 123 (R) while enhancing the information that investors receive. SAB 107 creates a framework that is premised on two themes: (a) considerable judgment will be required by preparers to successfully implement FAS 123 (R), specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee share options. Key topics covered by SAB 107 include: (a) valuation models - SAB 107 reinforces the flexibility allowed by FAS 123 (R) to choose an option-pricing model that meets the standard’s fair value measurement objective; (b) expected volatility - the SAB provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility in estimating expected volatility; and (c) expected term - the new guidance includes examples and some simplified approaches to determining the expected term under certain circumstances. The Company will apply the principles of SAB 107 in conjunction with its adoption of SFAS 123 (R) but does not believe its adoption will have a material impact on the Company’s financial statements.

Net earnings per share-Basic net earnings per share (“EPS”) is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net earnings per share gives effect to all dilutive potential ordinary shares outstanding during the year. The weighted average number of common shares outstanding is adjusted to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.

Common stock equivalent, including stock warrants to purchase an aggregate of 10,000,000 shares at September 30, 2005, are included in the diluted earnings per share for the year ended September 30, 2005. The warrants are exercisable two (2) years from the issuance date of March 16, 2004 at exercise prices of $2 per share. All of these warrants expired on March 15, 2006.

Use of estimates- The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The financial statements include some amounts that are based on management’s best estimates and judgments. The most significant estimates relate to allowance for uncollectible accounts receivable, depreciation, intangible asset valuations and useful lives, goodwill impairments, taxes and contingencies. These estimates may be adjusted as more current information becomes available, and any adjustment could be significant.

Significant Estimates Relating to Specific Financial Statement Accounts and Transactions Are Identified—The financial statements include some amounts that are based on management’s best estimates and judgments. The most significant estimates relate to allowance for uncollectible accounts receivable, depreciation and amortization, useful lives, tax liabilities, and all other contingencies. These estimates may be adjusted as more current information becomes available, and any future adjustment could be significant to the financial statements.

Segment Reporting - SFAS 131, "Disclosure About Segments of an Enterprise and Related Information", requires use of the "management approach" model for segment reporting. Under this model, segment reporting is consistent with the way a company's management organizes segments within the Company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

3. Recent Changes in Accounting Standards

FASB Interpretation (“FIN”) No. 47,“Accounting for Conditional Asset Retirement Obligations” -

In March, 2005, FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term “Conditional Asset Retirement Obligation”, as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligation,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a Conditional Asset Retirement Obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Management does not believe the adoption of FIN 47 will have a material affect on the Company’s financial position, results of operations or cash flows.

SFAS No. 154, “Accounting Changes and Error Corrections” -

In May, 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which replaced Accounting Principles Board Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principles. It requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact on the Company’s operations will depend on future accounting pronouncements or changes in accounting principles.

FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes” —an Interpretation of FASB Statement No. 109

In July, 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes”, an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. This interpretation requires that the Company recognizes in its consolidated financial statements the impact of a tax position if that position is more likely than not of being sustained on an audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

SFAS 157, “Fair Value Measurements” -

In September, 2006, the FASB issued SFAS 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is applicable under other accounting pronouncements that require or permit fair value measurements, where fair value is the relevant measurement attribute. The standard does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS 157 for its consolidated financial statements.

3. Recent Changes in Accounting Standards (continued)

Staff Accounting Bulletin (“SAB”) No. 108 -

In September, 2006, the SEC issued SAB No. 108, which provides guidance on the process of quantifying financial statement misstatements. In SAB No. 108, the SEC staff established an approach that requires quantification of financial statement errors, under both the iron-curtain and the roll-over methods, based on the effects of the error on each of the Company’s financial statements and the related financial statement disclosures. SAB No.108 is generally effective for annual financial statements in the first fiscal year ending after November 15, 2006. The transition provisions of SAB No. 108 permits existing public companies to record the cumulative effect in the first year ending after November 15, 2006 by recording correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Management does not expect that the adoption of SAB No.108 would have a material effect on the Company’s consolidated financial statements.

4.  Business Acquisition - Acquisition of Panyu Metals &Minerals Import & Export Co. Limited

On April 1, 2006, HRDQ acquired a 100% interest in Panyu Metals & Minerals Import & Export Co. Limited for total gross consideration amount of $500,000 and the company instructed its customer to settle this amount on their behalf to the old shareholder of Panyu M&M.. The net cash received from Panyu M&M was $179,986. In accordance with the purchase method of accounting, the results of Panyu M&M and the estimated fair market value of the assets and liabilities assumed have been included in the consolidated financial statements from the date of acquisition.

The purchase price of Panyu M&M was allocated to the assets acquired and liabilities assumed by HRDQ. The company recorded $354,051 of intangible assets, which was the excess of acquisition cost over fair value of net assets of Panyu M&M. All intangible and tangible assets acquired and liabilities assumed, based on their estimated fair values, were determined by an independent valuation company and were as follows:

Accounts receivables	$193,453
Property, plant, and equipment	12,024
Other current assets	368,951
Goodwill	354,051
Liabilities assumed	(608,465)
Net assets acquired	$320,014

Purchase consideration - by accounts receivable	$500,000
Net assets acquired	(320,014)
Net cash inflow from acquisition of the Panyu M&M	$179,986

Goodwill is comprised of the residual amount of the purchase price over the fair value of the acquired tangible and intangible assets. The operating results of Panyu M&M have been included in our statement of income from April 1, 2006. If the operating results had been included since the beginning of the year ended September 30, 2006, the pro-forma consolidated revenue and pro-forma consolidated net income would have been $19,573,348 and $2,245,180 respectively.

5. Intangible Assets

The following table summarizes the lives and the carrying values of all the Company's intangible assets by category, at September 30, 2006:

	Life	Carrying value

Copyrights - film productions	10	$ 2,470,000
Goodwill		354,051

Total		$ 2,824,051

The Company reviews the carrying value of the copyrights of two film productions that are distributed through both cinema and internet for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. At September 30, 2006, based on managements projected future cash flows, management has determined an impairment loss on those copyrights of $1,530,000 at September 30, 2006.

The portion of the acquisition costs of Panyu M&M that has been allocated to goodwill totaled $354,051. Such allocation was made on the basis of their appraised value. (refer to note 4).

6. Stock Transactions

On August 12, 2006, the Company sold an aggregate of 4,600,000 shares to two investors, at a price of $0.31 per share, resulting in cash proceeds to the Company of $1,426,000. All such shares are “restricted securities” within the meaning under the Securities Act of 1933, as amended.

Refer to note 18, stock-based compensation for other stock issuances during the year ended September 30, 2006.

7. Accounts Receivable

Accounts receivable concentration as of September 30, 2006 was as follows:

2006

Accounts receivable - affiliate	$840,000

Accounts receivable - others	4,408,149
Less: allowances for bad debts	(883,220)
Total	$3,524,929

Concentrations in Accounts Receivable -As of September 30, 2006, four (4) customers, each of which accounted for more than 10% of the Company’s total accounts receivable, with total amounts of $4,355,964, representing 83% of total accounts receivable in the aggregate.

8. Income Tax

British Virgin Islands

Alpha, our primary operating subsidiary, is incorporated in the British Virgin Islands and, under the current laws of the British Virgin Islands, is not subject to income taxes.

Hong Kong

The Company’s other subsidiaries, IC Star and Talent Leader, are incorporated in Hong Kong and are subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. No provision for Hong Kong profits tax has been made as the Company had no assessable income for Hong Kong. The applicable Hong Kong statutory tax rate for the year ended September 30, 2006 and 2005 is 17.5% for both years.

PRC

Enterprise income tax in PRC is generally charged at 33% of a company’s assessable profit, in which 30% is a national tax and 3% is a local tax. The Company's subsidiaries incorporated in the PRC are subject to PRC enterprise income tax at the applicable tax rates on the taxable income as reported in their Chinese statutory accounts, in accordance with the relevant enterprise income tax laws applicable to foreign enterprises. Pursuant to the same enterprise income tax laws, the Company's subsidiaries are fully exempted from PRC enterprise income tax for two years starting from the first profit-making year, followed by a 50% tax exemption for the next three years.

No provision for enterprise income tax in the PRC had been made for the years ended September 30, 2006 and 2005, due to the fact that it is exempt from PRC tax, based on the statutory provisions granting a tax holiday for a two year period, as stated above, or for the Company’s operations, for the Company’s years ended September 30, 2006 and 2007. The Company’s first profit taking year was the year ended September 30, 2005, therefore tax will be due to the PRC, if the Company generates PRC taxable income, for the fiscal year ended September 30, 2007.

Based on the above statutory PRC tax provision, the Company believes that its current tax position is correct in that it is remote that any PRC tax liability will be due for the fiscal years ended September 30, 2006 and 2005.

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. There are no material timing differences and therefore no deferred tax asset or liability at September 30, 2006.

9. Related Party Transactions

a) Names and relationship of related parties

Existing relationships with the Company

Angelina Wong	A former officer of the Company
Grace Motion, Inc.	A company controlled by former officer
TaiKang Capital Management Corporation	A common shareholder of the Company

b) Summary of related party transactions

2006
Consultancy fee paid to:
Grace Motion, Inc.	$3,846

Sales of products to:
TaiKang Capital Management Corporation	1,440,000

Loan to:
Angelina Wong	64,102

10. Property, Plant and Equipment

a) Summary of plant and equipment

Plant and equipment, which is located in the PRC, consisted of the following:	2006

At cost:
Computer equipment	$138,415
Computer software	8,497,295
Web site	5,019,860
Motor vehicles	198,798
Furniture, fixtures and equipment	6,304
Leasehold improvements	160,000
Total	14,020,672
Less: accumulated depreciation and amortization	(3,394,765)
Total net book value	$10,625,907

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized, equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends, and prospects, as well as the effects of obsolescence, demand, competition and other economic factors.

10. Property, Plant and Equipment (continued)

b) Acquisition of property and equipment

Computer Software

In September 2006, Tcom Computer purchased, from Superb Quality Limited, a suite of computer software products (known as IBS V5.0) from Superb Quality Limited to be used primarily to provide informational content for educational purposes. The total cost of this software was $3.6 million, paid directly through agreements with some of our customers, who remitted their payments directly to the software vendor instead of to our account. This software was not placed in service as of September 30, 2006 and therefore no amortization expense was recorded.

Website

Subaye.com - HRDQ, through various stock issuances, acquired a website, from China Dongguan Network, Inc. called Subaye.com in June 2006. As of September 30, 2006, this website was not placed in service, therefore no amortization expense was recorded. The total cost of the website, recorded as the acquisition cost on HRDQ’s books, was $5,576,344. After consolidation and the elimination of TCOM’s investment in HRDQ, a total of $889,817 of negative goodwill was calculated, which resulted in a reduction of the carrying value of the website from $5,576,344 to $4,686,527. The acquisition cost of this website was derived from three separate transactions listed below:

(1) Alpha and China Dongguan Network, Inc. (“CDN”) were joint venturers in the development of the website named “Subaye.com.” Alpha instructed its customers to settle the $2,060,000 obligation to CDN for its interest in the website by paying CDN directly. Alpha then contributed its interest in the website to HRDQ at its historical cost (transfer of assets between entities under common control) of $2,060,000, of which the $1,060,000 was assigned to the HRDQ common stock issued to Alpha, and a note payable in the amount of $1,000,000 to Alpha. The total number of shares of common stock issued to Alpha was 2,024,192 shares, and the calculated share price assigned to the HRDQ stock was $.52 per share (2,024,192 x $.52 = $1,060,000). The entire 53.92% stockholding in HRDQ, and the note payable, were immediately assigned to TCOM from Alpha. Due to the fact that HRDQ was deemed a VIE of before this transaction, the cost of the website asset was recorded as a transfer between entities under common control.

(2) CDN then sold all of its shares and interest in the Subaye.com website to HRDQ, which totaled $3,516,344, for common stock in HRDQ. This transfer was not made between entities under common control, therefore a market value of the HRDQ stock price (not publicly traded) was needed in order to establish the acquisition costs of the website from this third party at its fair market value. The Company determined that the market price of the stock issued to CDN in this transaction should be $1.96 per share, pursuant to cash proceeds received from the sale of HRDQ’s common stock and preferred stock to Top Rider Group Limited (“Top Rider”), a third party stock sale that established the fair value of the stock issued to CDN. CDN obtained 798,747 shares of HRDQ for its interest in the website, recorded at $1.96 per share (see below), resulting in the website being recorded at a cost basis of $1,565,544 for this share issuance. The total amount due to CDN after this stock issuance was $1,950,800. The total amount due to CDN, after the sale of its stock to Top Rider, at September 30, 2006 was $190,800, recorded as due to related party.

(3) Top Rider acquired the following stock in HRDQ for $1,760,000 ,which was paid to CDN directly for the website:

(i)	500,000 shares of common stock at $2.20 per share, for a total of $1,100,000;
(ii)	200,000 shares of Series A Preferred Stock at $3.30 per share, for a total of $660,000. This stock is convertible into shares of common stock;
(iii)	The preferred stock is convertible into common stock at a conversion rate of 1 preferred share to 2 common shares, therefore an allocation of the total proceeds received from Top Rider of $1,760,000 to the total equivalent common stock issued, i.e. 900,000 shares of common stock, was used to calculate the per common share amount of $1.96 to the common stock shares issued.

11. Minority interest

Minority interest represents the minority stockholders’ proportionate share of 46.08% of the equity of HRDQ. The Company’s 53.92% controlling interest requires that HRDQ’s operations be included in the Consolidated Financial Statements. The 46.08% equity interest of HRDQ that is not owned by the Company is shown as “Minority interests in consolidated subsidiaries” in the 2006 financial statements at $2,371,492. In addition, 200,000 Series A Convertible Preferred Stock outstanding in HRDQ is shown as minority interests at $780,000. This stock is convertible into 400,000 shares of common stock, at a conversion rate of 2 shares of common stock for every 1 share of preferred stock.

2006

Minority interest of minority stockholders	$1,591,492
Minority interest of preferred stock	780,000

Minority interest in consolidated subsidiaries	$2,371,492

12. Commitments and Contingencies

Operating Leases - In the normal course of business, the Company leases office space under operating lease agreements. The Company rents office space, primarily for regional sales administration offices, in commercial office complexes that are conducive to administrative operations. The operating lease agreements generally contain renewal options that may be exercised at the Company's discretion after the completion of the base rental terms. In addition, many of the rental agreements provide for regular increases to the base rental rate at specified intervals, which usually occur on an annual basis. As of September 30, 2006, the Company had operating leases that have remaining terms of 21 months. The following table summarizes the Company’s future minimum lease payments under operating lease agreements as of September 30, 2006:

Year ended September, 30

2007	$359,627
2008	213,173

$572,800

The Company recognizes lease expense on a straight-line basis over the life of the lease agreement. Contingent rent expense is recognized as it is incurred. Total rent expense in continuing operations from operating lease agreements was $266,814 and $61,726 for the years ended September 30, 2006 and 2005.

13. Concentrations

The Company has the following concentrations of business with customers constituting greater than 10% of the Company’s gross sales in 2006 and 2005. Their revenues totaled $12,678,107, representing 82% of our total revenue. The loss of these customers, individually or in the aggregate, could have a material impact on our future results of operations.

	2006	2005

Essential Gallery Enterprises Limited	21%	31%
Media Group International Limited	1%	23%
TaiKang Capital Management Corporation	9%	16%
Valuerise Group Limited	8%	12%
IC China Corporation	43%	4%

The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties being experienced by its major customers. The Company recorded a provision for bad debt expense of $357,380 and $525,840 for the years ended September 30, 2006 and 2005, respectively.

The Company has the following concentrations of business with one supplier constituting greater than 10% of the Company’s purchasing volume in year 2006 and 2005:

	2006	2005

IC Soft Limited	13%	17%

14. Operating Risk

Credit risk

The Company is exposed to credit risk from its cash at bank and fixed deposits, and bills and accounts receivable. The credit risk on cash at bank and fixed deposits is limited because the counterparties are recognized financial institutions. Bills and accounts receivable are subjected to credit evaluations. An allowance has been made for estimated irrecoverable amounts, which has been determined by reference to past default experience and the current economic environment.

Foreign currency risk

Most of the transactions of the Company were settled in Renminbi and U.S. dollars. In the opinion of the directors, the Company would not have significant foreign currency risk exposure.

Company’s operations are substantially in foreign countries

Substantially all of the Company’s products are manufactured in the PRC. The Company’s operations are subject to various political, economic, and other risks and uncertainties inherent in the PRC. Among other risks, the Company’s operations are subject to the risks of restrictions on transfer of funds, export duties, quotas, and embargoes, domestic and international customs and tariffs, changing taxation policies, foreign exchange restrictions and political conditions and governmental regulations.

15. Segment Reporting

The Company has two principal operating segments, which are (1) integrated communications network solutions and (2) import and export trading. These operating segments were determined based on the nature of the products and services offered. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company’s chief executive officer and chief financial officer have been identified as the chief decision makers. The Company’s chief operating decision makers direct the allocation of resources to operating segments based on the profitability and cash flows of each respected segment.

The segments share a common workforce and office headquarters, which include an allocation of all overhead components. Overhead items that are specifically identifiable to a particular segment are applied to such segment.

The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The accounting policies of the business segments are the same as those described in “Note 1: Summary of Significant Accounting Policies.” The following tables show the operations of the Company’s reportable segments:

Year ended September 30, 2006	Integrated communications network solutions	Import and export trading	Consolidated Total
Net sales	$12,678,107	$2,868,074	$15,546,181
Cost of sales	3,817,314	2,804,564	6,621,878
Segment Income (loss) before taxes	1,068,673	(127,523)	941,150
Segment assets	22,061,032	13,214	22,074,246
Expenditures for segment assets	$9,526,293	$1,250	$9,527,543

Year ended September 30, 2005	Integrated communications network solutions	Import and export trading	Consolidated Total
Net sales	$9,071,997	$-	$9,071,997
Cost of sales	5,064,723	-	5,064,723
Segment Income (loss) before taxes	1,998,293	-	1,998,293
Segment assets	4,357,231	-	4,357,231
Expenditures for segment assets	$1,578,550	$-	$1,578,550

16. Stock Plan

On June 8, 2005, a Registration Statement on Form S-8 was filed by the Company with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended (the “Securities Act”), for registration under said Securities Act of an additional 30,000,000 shares of common stock in connection with the Company's 2005 Stock Awards Plan (the “Plan”).

All shares issued under the Plan may be either authorized and unissued shares or issued shares reacquired by the Company. Under the Plan, no participant may receive in any calendar year (i) Stock Options relating to more than 10,000,000 shares, (ii) Restricted Stock or Restricted Stock Units that are subject to the attainment of Performance Goals of Section 13 hereof relating to more than 5,000,000 shares, (iii) Stock Appreciation Rights relating to more than 10,000,000 shares or (iv) Performance Shares relating to more than 5,000,000 shares. No non-employee director may receive in any calendar year Stock Options relating to more than 1,200,000 shares or Restricted Stock Units relating to more than 500,000 shares. The shares reserved for issuance and the limitations set forth above shall be subject to adjustment. All of the available shares may, but need not, be issued pursuant to the exercise of Incentive Stock Options. The number of shares that may be issued under the Plan for benefits other than Stock Options or Stock Appreciation Rights shall not exceed a total of 30,000,000 shares.

There were 3,500,000 shares issued under the Company's 2005 Stock Awards Plan outstanding as of September 30, 2006. Refer to Note 18 to these consolidated financial statements for stock-based compensation.

17. Discontinued Operations

On April 1, 2006, TCOM sold all of its interests in Island Media with the net gain on the disposal of $295,533. Island Media’s operating loss for the period up to the date of the disposition was $239,776 and was shown as Discontinued Operations in the consolidated statements of Income and comprehensive income. The following shows the results of Island Media from October 1, 2005 to March 31, 2006:

From October 1, 2005 to March 31, 2006
(Unaudited)

Net revenues - others	$247,458
Cost of sales- Other cost of sales	202,860
Gross profit	44,598
Expenses:
Depreciation	21,016
Salaries	199,238
Other selling, general and administrative	99,020
Total operating expenses costs	319,274
(274,676)
Other income/ (expense):
Interest income	173
Other income	35,899
Interest expense	(1,626)
Gain on disposal of fixed assets	454
Total other income	34,900
Income from continuing operations before income tax	(239,776)
Income tax expenses	-
(Loss) from discontinued operations , net	$(239,776)

18. Stock-based Compensation Expense

The Company issued 2,600,000 shares of its common stock on April 12, 2004 to various employees and consultants as part of their compensation, at the then market price of $.62, for a total of $1,612,000. The Company expensed the salary bonus of $570,000 in the profit and loss for the year ended September 30, 2004 and amortized the consultancy fee of $1,042,000 over a 24 month period. The terms for these agreements are 24 months beginning on January 1, 2004 to December 31, 2005. It resulted in an expense of $43,416 for each month, and the total stock-based compensation expenses of $130,250 and $521,000 for the years ended September 30, 2006 and 2005, respectively.

The Company issued 400,000 shares of the Company’s common stock on June 12, 2004 to two consultants as part of their compensation, at the then market price of $.32, for a total of $128,000. The terms for these agreements are 24 months, starting from January 1, 2004 to December 31, 2005. It resulted in an expense of $5,333 for each month and the total stock-based compensation expense of $16,000 and $64,000 for the years ended September 30, 2006 and 2005, respectively.

The Company issued 3,500,000 shares of the Company’s common stock on July 22, 2005 under the Plan to two consultants as part of their compensation, at the then market price of $.24, for a total of $840,000. The terms for 1,500,000 of these shares were for the services to be rendered over 17 months, from August 2005 to December 2006. Therefore, the Company amortized the total expense over a 17 month period, which resulted in an expense of $41,176 for each month, and the total stock-based compensation expense of $494,118 for the year ended September 30, 2006.

The Company issued 1,000,000 shares of the Company’s common stock on August 19, 2005 to a consultant as part of his compensation, at the then market price of $0.51, for a total of $510,000. The Company expensed this amount for the year ended September 30, 2006.

In connection with the 4,000,000 shares of the Company’s common stock issued on May 1, 2005 to two consultants as part of their compensation, at the then market price of $.29, for a total of $1,160,000, the Company amortized such consultancy fee as an expense over a period of 24 months, commencing May 1, 2005. The stock-based compensation expense for the year ended September, 2006 included 17 monthly charges of $48,333 since May 1, 2005, for a total of $821,666.

In connection with the 3,000,000 shares of the Company’s common stock issued on January 1, 2006 to three consultants as part of their compensation, at the then market price of $.50, for a total of $1,500,000, the Company amortized the consultancy fee of $1,500,000 over a period of a 12 month period. The terms for these agreements are 12 months, starting from January 1, 2006 to December 31, 2006. It resulted in an expense of $125,000 for each month and the total stock-based compensation expense of $1,125,000 for the year ended September 30, 2006.

In connection with the 4,000,000 shares of the Company’s common stock issued on April 20, 2006 to five consultants as part of their compensation, at the then market price of $.52, for a total of $2,080,000, the Company amortized the consultancy fee of $1,300,000 over a period of a 24 month period, and the remaining $780,000 is amortized over a 12 month period. It resulted in an expense of $119,167 for each month for 12 months and the remaining 12 months will have an expense of $54,167. The total stock-based compensation expense for the year ended September 30, 2006 was $715,000.

In connection with the 3,300,000 shares of the Company’s common stock issued on July 31, 2006 to nineteen employees as a one-time bonus, at the then market price of $.44, for a total of $1,452,000, 1,600,000 out of 3,300,000 shares are being amortized with a stock-based compensation expense of $704,000 for the year ended September 30, 2006.

As a result, the total stock compensation expense reported was $4,516,034 and $667,353 for the years ended September 30, 2006 and 2005 respectively.