Form 10QSB
period 2006-12-31
TELECOM COMMUNICATIONS INC
filed 2007-02-15
CIK 1139570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2006

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
(86) 10 6702 6968 (Issuer's Telephone Number)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 122,088,000 shares of common stock, $.001 par value per share, outstanding as of February 1, 2007.
Transitional Small Business Disclosure Format (Check One): Yes ☐  No ☒

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	Page

	Condensed Consolidated Balance Sheet as of December 31, 2006.	3

	Condensed Consolidated Statements of Income and Comprehensive Income for the Three Months Ended December 31, 2006 and 2005	4

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2006 and 2005	5

	Notes to Condensed Consolidated Financial Statements	6

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS	17

ITEM 3.	CONTROLS AND PROCEDURES	31

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	31

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	32

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	32

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	32

ITEM 5.	OTHER INFORMATION	32

ITEM 6.	EXHIBITS	34

SIGNATURES		33

PART I. FINANCIAL INFORMATION

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

December 31, 2006

ASSETS
Current assets:	Unaudited
Cash	$394,317
Accounts receivable - related company	775,000
- others, less allowance for bad debts of $2,022,698	5,036,595
Due from related companies	204,088
Prepaid expenses	3,193,850
Other current assets	161,027

Total Current Assets	9,764,877

Property, plant and equipment, net	12,498,445
Intangible assets	2,758,418

Total Assets	$25,021,740

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,175,861
Accrued expenses	53,093
Other current liabilities	339

Total Current Liabilities	2,229,293

Total Liabilities	2,229,293

Minority interest in consolidated subsidary	2,958,082

Stockholders' equity :
Preferred stock ($0.001 Par Value: 50,000,000 shares authorized;	-
no shares issued and outstanding)
Common stock ($0.001 Par Value: 300,000,000 shares authorized;	122,088
122,088,000 shares issued and outstanding)
Additional paid in capital	19,965,589
Deferred stock-based compensation	(2,140,833)
Accumulated other comprehensive income	7,141
Retained earnings	1,880,380

Total Stockholders’ Equity	19,834,365

Total Liabilities and Stockholders’ Equity	$25,021,740

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Three Months Ended
	December, 31
	2006	2005
	(unaudited)	(unaudited)
Revenue
Net Revenue - affiliate	$360,000	$360,000
- others	5,604,131	3,837,247
Total Revenue	5,964,131	4,197,247

Cost of sales
Depreciation	822,184	467,515
Other cost of sales	2,632,805	574,031
	3,454,989	1,041,546

Gross Profit	2,509,142	3,155,701

Operating Expenses:
Allowance for bad debts	1,139,325	119,160
Depreciation	9,042	18,187
Salaries	156,106	194,923
Stock-based compensation expenses	1,027,030	831,446
Other selling and administrative expenses	270,636	137,795
Total operating expenses	2,602,139	1,301,511

Income (loss) from operations	(92,997)	1,854,190

Other income and (expenses)
Interest income	1,621	1,111
Other income (expenses)	19,959	(1,666)

Total other income (expenses)	21,580	(555)

Income (loss) from operations before income taxes	(71,417)	1,853,635
Income tax	(873)	-
Income (loss) from continuing operations before minority interest	(72,290)	1,853,635

Minority interest in income of subsidiary	(586,591)	-

Income (loss) from continuing operations	(658,881)	1,853,635

Loss from discontinuing operations
Net loss from the discontinued operations of subsidiary	-	(93,380)
Net income (loss)	(658,881)	1,760,255

Other comprehensive income
Foreign currency translation difference	6,894	3

Comprehensive income (loss)	(651,987)	1,760,258

Earnings (loss) per Common Share:
Basic	$(0.01)	$0.02
Fully Diluted	$(0.01)	$0.02

Weighted Average Comman Share:
Outstanding- Basic	109,512,315	77,677,000
Outstanding- Fully Diluted	109,512,315	87,677,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	December, 31
	2006	2005
	(unaudited)	(unaudited)

Cash flows from operating activities:

Net cash (used in) provided by operating activities	$(1,453,452)	$(788,149)

Cash flows from investing activities:

Interest income	-	1,279
Capital expenditures	(8,153)	(71,875)

Net cash (used in) investing activities	(8,153)	(70,596)

Cash flows from financing activities:
Due to related party	(57,514)	22,457
Proceeds from issuance of common stock	695,000	-
Repayment of finance lease	-	5,055

Net cash from financing activities:	637,486	27,512

Effect of exchange rate changes in cash	6,894	3
Net (decrease) in cash and cash equivalents	(817,225)	(886,254)

Cash and cash equivalents - beginning of period	1,211,542	2,000,847

Cash and cash equivalents - end of period	$394,317	$1,114,593

Supplemental disclosure of cash flow information

Non cash investing and financing activities:

Common stock issued for acquisition of web sites	$2,619,000	$-

Common stock issued for payment of compensation expenses	$78,000	$2,210,000

Common stock issued for payment of accounts payable	$705,000	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006

1. Business Description, Basis of Presentation and Organization

These condensed interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

The interim results of operations are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2007. The Company’s financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows for the period presented. The Company’s accounting policies and certain other disclosures are set forth in the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2006. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Description of Business

Telecom Communications, Inc. (“TCOM”) and its subsidiaries (together, with TCOM, the “Company”), is a fully integrated information and entertainment service provider to the business and consumer internet markets in the PRC. We sell a majority of our products through channel resellers, who are companies located in the British Virgin Islands (“BVI”), who then distribute our products to the service provider market (“SP”) in the PRC. The service provider channel resellers then in turn supply our content, through various telecommunication providers, to the end users in the PRC. The products that are sold to the SP market in the PRC are a combination of an integrated communications network solutions and entertainment and lifestyle content, which is our primary business segment (“integrated communications network solutions”). Our products also serve the voice, video, data, web and mobile communication markets. Our second business segment is from our revenue derived from our imports and exports trading in PRC through our 100% wholly-owned subsidiary Guangzhou Panyu Metals and Minerals Import & Export Co., Ltd. Our third segment is from our revenue derived from the royalty income from the movie copyrights through our 100%-wholly owned subsidiary IC Star MMS Limited. Our fourth business segment is from our revenue derived from the membership income from the websites and internet services though our 53.92 % owned subsidiary HRDQ Group Inc. and 100% wholly-owned subsidiary Guangzhou Tcom Computer Technology Ltd.

Organization

TELECOM COMMUNICATIONS, INC.

TCOM was incorporated on January 6, 1997 in the State of Indiana. The Company had changed its state of incorporation from Indiana to Delaware, effected by a merger into a Delaware Corporation with the same name on February 28, 2005. The surviving Delaware company succeeds to all the rights, properties and assets and assumes all of the liabilities of the original Indiana company.

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

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006

1. Business Description, Basis of Presentation and Organization (continued)

ALPHA CENTURY HOLDINGS LIMITED

On December 15, 2003, the Company formed Alpha Century Holdings Limited ("Alpha"), a wholly-owned subsidiary of the Company, in the British Virgin Islands. Alpha commenced its business on July 1, 2004 and its principal activity is to provide total solution software with entertainment and lifestyle information. Primarily, all of the Internet Content business segment activity, for the three months ended December 31, 2006 and 2005, was conducted by Alpha.

3G DYNASTY INC.

On February 21, 2005, the Company formed 3G Dynasty Inc. (“3G Dynasty”), a wholly-owned subsidiary of the Company, in the British Virgin Islands. 3G Dynasty commenced its business on April 1, 2005 and its principal activity was providing entertainment content for 3G mobile and internet use.

HRDQ GROUP INC.

In April 2006, Alpha provided substantially all the working capital to HRDQ Group Inc. (“HRDQ”), a Delaware limited liability company, through an intercompany loan in the amount of $500,000. In reviewing and applying FIN 46R, HRDQ was considered a variable interest entity (“VIE”) of Alpha and therefore became the subsidiary of Alpha and an indirect subsidiary of TCOM in April, 2006. TCOM and Alpha are the primary beneficiaries of this VIE.

On June 28, 2006, TCOM subscribed and obtained a direct 53.92% equity interest in HRDQ by purchasing the common shares of HRDQ through its subsidiary Alpha. HRDQ became the subsidiary of TCOM and HRDQ holds 100% of the shares of its subsidiary Guangzhou Panyu Metals & Minerals Import and Export Co. Limited and also purchased a website called subaye.com (refer to note 10 for the website acquisition).

GUANGZHOU PANYU METALS & MINERALS IMPORT & EXPORT CO., LTD.

On April 25, 2006, HRDQ acquired 100% of the shares of Guangzhou Panyu Metals & Minerals Import and Export Co., Limited (“Panyu M&M”) from the sole shareholder, Wukang IE Limited (formerly known as WayToPay China Holdings Limited) for a contractual gross consideration amount of $500,000 (refer to note 4).

On October 1, 2006, HRDQ transferred 100% of the shares of Panyu M&M to TCOM. Panyu M&M is a limited company in the PRC and its principal activity is conducting import and export trade in the PRC.

GUANGZHOU TCOM COMPUTER TECHNOLOGY LIMITED

On September 1, 2006, the Company formed Guangzhou TCOM Computer Technology Limited (“Tcom Computer”), a wholly-owned subsidiary of the Company, located in the PRC. The principal activity of Tcom Computer is to provide internet services which includes web browsing, updated information in science technology, entertainment, commercial and webpage editor.

Discontinued Operations

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

On July 20, 2005, Island Media subscribed 100% of the shares of Talent Leader, a limited company in Hong Kong. Talent Leader commenced its business on August 1, 2005 and its principal activity was as a public relations agent to artists. On April 1, 2006, TCOM sold all its interests in Talent Leader by selling all the interests in Island Media which held 100% of the shares of Talent Leader.

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006

1. Business Description, Basis of Presentation and Organization (continued)

Discontinued operations (continued)

On December 8, 2005, Island Media subscribed 100% of the shares of Talent Leader Advertising and Communications Limited, a limited company in Hong Kong. Talent Leader Adv commenced its business on January 1, 2006 and its principal activity was providing public relations, advertising and communication services. On April 1, 2006, TCOM sold all its interests in Talent Leader Adv by selling all the interests in Island Media which held 100% of the shares of Talent Leader Adv.

The net operating loss related to the disposed subsidiary of Island Media for the three months ended December 31, 2005 was $93,380 which is reported as discontinued operations in 2005.

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

2. Summary of Significant Accounting Policies

Principles of consolidation-The consolidated financial statements, prepared in accordance with US GAAP, include the assets, liabilities, revenues, expenses and cash flows of the Company and all its subsidiaries. This basis of accounting differs in certain material respects from that used for the preparation of the books and records of the Company’s principal subsidiaries, which are prepared in accordance with the accounting principles and the relevant financial regulations applicable to enterprises with limited liabilities established in the PRC (“PRC GAAP”) or in Hong Kong.  The accompanying consolidated financial statements reflect necessary adjustments not recorded in the books and records of the Company’s subsidiaries to present them in conformity with US GAAP.

The consolidated financial statements of the Company, include the accounts of TCOM and its subsidiaries, namely Arran, Alpha, IC Star, 3G Dynasty, HRDQ, Panyu M&M and Tcom Computer. All significant intercompany accounts, transactions and cash flows are eliminated on consolidation.

Trade accounts receivable- The Company does have off-balance sheet credit exposure related to its customers, due to a concentration of customers accounting for more than 83% of the company’s accounts receivable. We have a concentration of customers in our information service provider business segment market. We are diligent in attempting to ensure that we issue credit to credit-worthy customers. However, our customer base is small and our accounts receivable balances are usually over 90 days outstanding, and that exposes us to significant credit risk. Therefore, a credit loss can be very large relative to our overall profitability.

The Company delegated 10 business agents over PRC to deal with the operations of the web site subaye.com. Membership fees will be collected by the agents and then paid back to the Company within 90 days. The Company recognized the income at the end of the month and recorded the outstanding membership fee from business agents as accounts receivable.
Amortization of Copyrights-The Company amortizes the License and Agreement asset, for the films using the individual-film-forecast-computation method, in accordance with the Statement of Position (“SOP”) 00-2, which amortizes or accrues (expenses) such costs in the same ratio that current period actual revenue (numerator) bears to estimated remaining unrecognized ultimate revenue as of the beginning of the current fiscal year (denominator). The Company began amortization of the capitalized movie in 2006, when the Company began to recognize revenue from the films. Amortization related to the movie was $65,633 for the three month period ended December 31, 2006, which amounts were included in cost of sales.

Ultimate revenue to be included in the denominator of the individual-film-forecast-computation method fraction is subject to certain limitations as set forth in the SOP. If an event or change in circumstance indicates that the Company should assess whether the fair value of the License and Agreement to the films is less than its unamortized costs, the Company will determine the fair value of the film and write off to the statement of operations the amount by which the unamortized capitalized costs exceeds the episode's fair value. The Company can not subsequently restore any amounts written off in previous fiscal years to income.

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006

2. Summary of Significant Accounting Policies (continued)

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

We enter into certain arrangements where we are obligated to deliver products and/or services (multiple elements). In these arrangements, our fee includes both the initial selling price of our software package profits and the monthly subscription of the licensed products for the contract period, usually for 2 years.

Revenue for sales of our software package products with database of entertainment contents, namely, total solution software, SEO4 mobile, IBS v4.1 software package is recognized as products are shipped and installed. The Company bought the IBS v5.1 software package and plans to sell them in next quarter.

Revenue for the monthly subscription from the members who subscribed to the websites recognizes the revenue on the day-to-day basic services at the end of each month.

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

The royalty revenue from the Copyrights are recognized in accordance with SOP 00-2, Accounting by Producers or Distributors of Films. The SOP specifies that revenue is to be recognized when all of the following conditions are met:

1. Persuasive evidence of a sale or licensing arrangement with a customer exists.

2. The film is complete and, in accordance with the terms of the arrangement, has been delivered or is available for immediate and unconditional delivery.

3. The license period of the arrangement has begun and the customer can begin its exploitation, exhibition, or sale.

4. The arrangement fee is fixed or determinable.

5. Collection of the arrangement fee is reasonably assured.

When the Company's fee is based on a percentage or share of a customer's revenue from the exploitation of the films, the Company recognizes revenue as the customer exploits the films and the Company meets all of the other revenue recognition conditions. In those circumstances, the Company receives reports from the customers on a periodic basis and uses those reports as the basis for recording revenue.

Consulting services revenue is recognized as services are rendered and calculated by the agreed-upon sum on a straight-line basis over the contract period, usually for 2 years.

The Company has a 3-year contract that it entered into on May 3, 2004 with a major customer, Taikang Capital Managements Corporation, who, subsequently after the contract was executed, became a major stockholder of the Company. Pursuant to the terms of this contract, we supply our total solutions software product, from the period July 1, 2004 to June 30, 2007. With written notice at least 30 days prior to the expiration of the contract to the other party, either party can extend the term of contract. Income is recognized ratably over the life of the contract, as our total solution product is provided to Taikang on a monthly subscription basis.

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006

2. Summary of Significant Accounting Policies (continued)

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

Use of estimates- The preparation of the Company’s financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The financial statements include some amounts that are based on management’s best estimates and judgments. The most significant estimates relate to allowance for uncollectible accounts receivable, depreciation, intangible asset valuations and useful lives, goodwill impairments, taxes and contingencies. These estimates may be adjusted as more current information becomes available, and any adjustment could be significant.

Significant Estimates Relating to Specific Financial Statement Accounts and Transactions Are Identified- The financial statements include some amounts that are based on management’s best estimates and judgments. The most significant estimates relate to allowance for uncollectible accounts receivable, depreciation and amortization, useful lives, tax liabilities, and all other contingencies. These estimates may be adjusted as more current information becomes available, and any future adjustment could be significant to the financial statements.

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006

3. Intangible Assets

The following table summarizes the lives and the carrying values of all the Company's intangible assets by category, at December 31, 2006:

Carrying value

Copyrights - film productions	$2,404,000
Goodwill	354,051

Total	$2,758,408

The Company reviews the carrying value of the copyrights of two film productions that are distributed through both theaters and the internet for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized, equal to an amount by which the carrying value exceeds the fair value of assets. At December 31, 2006, based on management’s projected future cash flows, management has determined an impairment loss on those copyrights to be $1,530,000 at December 31, 2006.

The portion of the acquisition costs of Panyu M&M that has been allocated to goodwill totaled $354,051. Such allocation was made by an international appraisal firm on the basis of their appraised value.

4. Stock Transactions

On October 3,2006, TCOM issued 4,000,000 shares at a price of $0.2 per share, resulting in consideration equivalent to $800,000 to World-East Corporation Ltd., for purchasing 100% of Website-mystaru.com.

On October 31, 2006, TCOM issued 5,000,000 shares at a price of $0.14 per share resulting in consideration equal to $700,000, to Mr LeYi Yang on behalf of IC Star Of which $5,000 was paid for the settlement of the accounts payable related to movie copyrights.

On October 31, 2006, TCOM issued 5,000,000 shares at a price of $0.14 per share resulting in consideration equal to $700,000, to Mr Guiwen Cai on behalf of IC Star MMS Limited to settle the accounts payable related to the purchase of the movie copyrights.

On October 20, 2006, TCOM issued 5,300,000 shares at a price of $0.17 per share to Bloomen Ltd. Corporation Ltd. for purchasing 100% of Website-icurls.com, resulting in total consideration equal to $ 901,000.

On October 20, 2006, TCOM issued 5,400,000 shares at a price of $0.17 per share, resulting in consideration equal to $918,000 to China IPTV Industry Park Holdings LTD for purchasing 100% of Website-goongreen.org.

Refer to note 13, stock-based compensation for other stock issuances during the year ended December 31, 2006.

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006

5. Accounts Receivable

Accounts receivable concentration at December 31, 2006 was as follows:

2006

Accounts receivable - affiliate	$775,000

Accounts receivable - others	7,059,293
Less: allowances for bad debts	(2,022,698)
Total	$5,036,595

Concentrations in Accounts Receivable -At December 31, 2006, four customers, each of which accounted for more than 10% of the Company’s total accounts receivable, with total amounts of $3,313,334 represented 47% of total accounts receivable in aggregate.

6. Income Tax

British Virgin Islands

The Company’s primary operating subsidiary, Alpha, is incorporated in the British Virgin Islands and, under the current laws of the British Virgin Islands, is not subject to income taxes.

Hong Kong

The Company’s subsidiary, IC Star, is incorporated in Hong Kong and is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. No provision for Hong Kong profits tax has been made as the Company incurred a loss during the period. The applicable Hong Kong statutory tax rate for the three months ended December 31, 2006 and 2005 are 17.5% for both periods.

PRC

Enterprise income tax in PRC is generally charged at 33% of a company’s assessable profit, in which 30% is a national tax and 3% is a local tax. The Company’s subsidiaries incorporated in PRC are subject to PRC enterprise income tax at the applicable tax rates on the taxable income as reported in their Chinese statutory accounts in accordance with the relevant enterprise income tax laws applicable to foreign enterprises. Pursuant to the same enterprise income tax laws, the Company’s subsidiaries are fully exempted from PRC enterprise income tax for two years starting from the first profit-making year, followed by a 50% tax exemption for the next three years.

Income tax provision of $873 is provided for the three months ended December 31, 2006 and no provision for Enterprise income tax in the PRC had been made for the three months ended December 31, 2005 due to the fact that it is exempt from PRC tax, based on the statutory provisions granting a tax holiday for a two year period, as stated above, or for the Company’s operations, for the Company’s years ended September 30, 2006 and 2007. The Company’s first profit taking year was the year ended September 30, 2005, therefore tax will be due to the PRC, if the Company generates PRC taxable income, for the fiscal year ended September 30, 2007.

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. There are no material timing differences and therefore no deferred tax asset or liability at December 31, 2006.

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006

7. Related Party Transactions

a) Names and relationship of related parties

Existing relationships with the Company

TaiKang Capital Management Corporation	Shareholder of the Company

b) Summary of related party transactions

2006
Sales of products to:
TaiKang Capital Management Corporation	$360,000

8. Property, Plant and Equipment

a) Summary of plant and equipment
Plant and equipment, which are located in the PRC, consisted of the following:

2006
At cost:
Computer equipment	$157,057
Computer software	8,497,295
Web sites	7,638,860
Motor vehicles	168,307
Furniture, fixtures and equipment	26,306
Leasehold improvements	160,000
Total	16,647,825
Less: accumulated depreciation and amortization	(4,149,380)
Total net book value	$12,498,445

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized, equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, as well as the effects of obsolescence, demand, competition and other economic factors.

b) Acquisition of property and equipment

Website

Mystaru.com- TCOM acquired a website through the issuance of 4,000,000 shares to World-East Corporation Ltd on October 3, 2006. The total cost of the website recorded as the acquisition cost on TCOM’s books was $800,000.

Icurls.com - TCOM acquired a website through the issuance of 5,300,000 shares to Bloomen Ltd. Corporation Ltd. on October 20, 2006. The total cost of the website recorded as the acquisition cost on TCOM’s books was $901,000.

Goongreen.org -TCOM acquired a website through the issuance of 5,4000,000 shares to China IPTV Industry Park Holdings Ltd. on October 20, 2006. The total cost of the website recorded as the acquisition cost on TCOM’s books was $918,000.

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006
9. Minority interest

Minority interest represents the minority stockholders’ proportionate share of 46.08% of the equity of HRDQ. The Company’s 53.92% controlling interest requires that HRDQ’s operations be included in the Consolidated Financial Statements. The 46.08% equity interest of HRDQ that is not owned by the Company is shown as “Minority interests in consolidated subsidiaries” in the 2006 at $2,958,082. In addition, 200,000 Series A Convertible Preferred stock outstanding in HRDQ is shown as Minority interests at $780,000. This stock is convertible into 400,000 shares of common stock, at a conversion rate of 2 shares of common stock for every 1 share of preferred stock.

2006

MI of minority stockholders	$2,178,082
MI of preferred stock	780,000

Minority interest in consolidated subsidiaries	$2,958,082

10. Commitments and Contingencies

Operating Leases - In the normal course of business, the Company leases office space under operating lease agreements. The Company rents office space, primarily for regional sales administration offices, in commercial office complexes that are conducive to administrative operations. The operating lease agreements generally contain renewal options that may be exercised at the Company's discretion after the completion of the base rental terms. In addition, many of the rental agreements provide for regular increases to the base rental rate at specified intervals, which usually occur on an annual basis. As of December 31, 2006, the Company had operating leases that have remaining terms of 21 months. The following table summarizes the Company’s future minimum lease payments under operating lease agreements as of September 30, 2007:

Year ended September 30, 2007

2007	$289,867
2008	243,853

533,720

The Company recognizes lease expense on a straight-line basis over the life of the lease agreement. Contingent rent expense is recognized as it is incurred. Total rent expense in continuing operations from operating lease agreements was $70,319 and $43,666 for the three months ended December 31, 2006 and 2005, respectively.

11. Operating Risk

Credit risk

The Company is exposed to credit risk from its cash at bank and fixed deposits and bills and accounts receivable. The credit risk on cash at bank and fixed deposits is limited because the counterparties are recognized financial institutions. Bills and accounts receivable are subjected to credit evaluations. An allowance has been made for estimated irrecoverable amounts which have been determined by reference to past default experience and the current economic environment.

Foreign currency risk

Most of the transactions of the Company were settled in Renminbi and U.S. dollars. In the opinion of the directors, the Company would not have significant foreign currency risk exposure.

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006
11. Operating Risk (continued)

Company’s operations are substantially in foreign countries

Substantially all of the Company’s business is operated in China. The Company’s operations are subject to various political, economic, and other risks and uncertainties inherent in China. Among other risks, the Company’s operations are subject to: the risks of restrictions on transfer of funds; export duties, quotas, and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations.

12. Segment Reporting

The Company has four principal operating segments, which are (1) integrated communications network solutions, (2) import and export trading (3) royalty income from film copy rights and (4) membership income from web site. These operating segments were determined based on the nature of the products and services offered. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company’s chief executive officer and chief financial officer have been identified as the chief decision makers. The Company’s chief operating decision makers direct the allocation of resources to operating segments based on the profitability and cash flows of each respected segment.

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

The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The accounting policies of the business segments are the same as those described in “Note 1: Summary of Significant Accounting Policies.” The following tables show the operations of the Company’s reportable segments:

Three months ended December 31, 2006	Integrated communications network solutions	Import and export trading	Royalty income from film copy rights	Membership income from web site	Consolidated Total
Net sales	$1,179,100	$2,038,260	$120,613	$2,626,158	$5,964,131
Cost of sales	664,825	2,003,838	507,509	278,817	3,454,989
Segment Income (loss) before taxes	(638,002)	492	(398,279)	964,372	(71,417)
Segment assets	4,440,962	741,441	4,673,352	15,165,985	25,021,740
Expenditures for segment assets	$-	$20,565	$-	$2,606,588	$2,627,153

Three months ended December 31, 2005	Integrated communications network solutions	Import and export trading	Royalty income from film copy rights	Membership income from web site	Consolidated Total
Net sales	$4,197,247	$-	$-	$-	$4,197,247
Cost of sales	1,041,545	-	-	-	1,041,545
Segment Income (loss) before taxes	1,853,635	-	-	-	1,853,635
Segment assets	12,482,130	-	-	-	12,482,130
Expenditures for segment assets	$71,875	$-	$-	$-	$71,875

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006

13. Stock-based Compensation Expense

The Company issued 3,500,000 shares of the Company’s common stock on July 22, 2005 under the Company’s 2005 Stock Awards Plan to two consultants as part of their compensation, at the then market price of $.24 per share, for a total consideration equal to $840,000. The terms for 1,500,000 of these shares were for the services to be rendered over 17 months, from August 2005 to December 2006. Therefore, the Company amortized the total expense over a 17 month period which resulted in an expense of $41,176 for each month and the total stock-based compensation expense of $123,529 for the three months ended December 31, 2006.

In connection to the 4,000,000 shares of the Company’s common stock issued on May 1, 2005 to two consultants as part of their compensation at the then market price of $.29 per share, for a total consideration equal to $1,160,000, the Company amortized such consultancy fee as expense over its service period of 24 months commenced from May 1, 2005. The stock-based compensation expense for the three months ended December 31, 2006 included 17 monthly charges of $48,333 since May 1, 2005, total of $145,000 for the three months ended December 31, 2006.

In connection to the 3,000,000 shares of the Company’s common stock issued on January 1, 2006 to three consultants as part of their compensation at the then market price of $.50 per share, for a total consideration equal to $1,500,000, the Company amortized the consultancy fee of $1,500,000 over services period of a 12 month period. The terms for these agreements are 12 months starting from January 1, 2006 to December 31, 2006. It resulted in an expense of $125,000 for each month and the total stock-based compensation expense of $375,000 for the three months ended December 31, 2006.

In connection to the 4,000,000 shares of the Company’s common stock issued on April 20, 2006 to five consultants as part of their compensation at the then market price of $.52 per share, for a total consideration equal to $2,080,000, the Company amortized the consultancy fee of $1,300,000 over services period of a 24 month period, the remaining $780,000 was amortized over services period of a 12 month period. It resulted in an expense of $119,167 for each month for 12 months and the remaining 12 months will have an expense of $54,167. The total stock-based compensation expense for the three months ended December 31, 2006 was $357,500.

In connection to the 300,000 shares of the Company’s common stock issued on Nov 27, 2006 to Mary Kratka for the company's promotion fee at price of $.26 per share for a total consideration equal to $78,000, the shares are being amortized over 3 months with a stock-based compensation expense of $26,000each month. The total stock-based compensation expense for the three months ended December 31, 2006 was $26,000.

As a result, the total stock compensation expense reported was $1,027,029 for the three months ended December 31, 2006.

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

Prospective shareholders should understand that several factors govern whether any forward-looking statement contained herein will be or can be achieved. Any one of those factors could cause actual results to differ materially from those projected herein. These forward-looking statements include plans and objectives of management for future operations, including plans and objectives relating to the products and the future economic performance of the Company. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, future business decisions, and the time and money required to successfully complete development projects, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of those assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in any of the forward-looking statements contained herein will be realized. Based on actual experience and business development, the Company may alter its marketing, capital expenditure plans or other budgets, which may in turn affect our results of operations. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of any such statement should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the financial statements of the Company for the year ended September 30, 2005 and notes thereto contained in the report on Form 10-KSB as filed with the Securities and Exchange Commission.

OVERVIEW

Company Background

We believe that we can be one of the leading internet and value-added telecommunications services providers in the PRC. We specialize in supplying both the entertainment and lifestyle content along with what we currently believe is leading edge software, which we sell as a package to telecommunication service providers (“SP”) who subscribe to our products. The SP then deliver our content through our software products, though various media, to some of the approximately several hundred million end users in the telecommunications market in the PRC. Since the launch of our Total Solutions System (“TS”), together with our SEO4Mobile Short Message Services (“SMS”) search engine software in 2005, we believe that we now have the right software products to deliver our content, in order to serve the rapidly expanding telecommunications market in the PRC.

We will target the enterprise multimedia communications market in the PRC where there is significant growth potential. In the PRC, where billions of messages are sent every month, SMS is the basic form of text messaging, but there is a major increase in Multimedia Message Services (“MMS”). TCOM's Customer Relations Management Virtual Call Center (“CRM”) provides highly customized, scalable, flexible interactive services, offers clients high value, low cost sales and service solutions using the highly scalable interactive MMS response, interactive voice response and speech recognition solutions.

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

As mentioned above, we are a fully integrated information and entertainment service provider to the PRC market. We sell our products through channel resellers, which are British Virgin Islands (“BVI”) companies and we distribute our products to the SP market in the PRC. Channel resellers supply our content, through various telecommunication providers, to the end users in the PRC. Our products serve the voice, video, data, web and mobile communication markets in the PRC. We have experienced revenue growth in the CRM market, which is the primary deliverable of TCOM's TS. Our CRM product combined an extensive network of Chinese contact centers for live operator support, and provides all end users with opt in subscriptions of SMS and MMS. We added 114 stations in 2005, to bring our total business customers and CRM's to over 200 as of December 31, 2006. Our software products are sold to companies with less than 500 employees, inner information resource management and affiliate networks.

We organized our operations in 2006 into four principal operating segments: integrated communications network solutions, import and export trading, royalty income from movie copyrights and membership income from websites. These operating segments were organized based on the nature of the products and services offered. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief executive officer and chief financial officer have been identified as the Company's chief decision makers. Our chief decision makers direct the allocation of resources to operating segments based on the profitability and cash flows of each respective segment.

The operating segments share a common workforce and office headquarters, which include an allocation of all overhead components. Overhead items that are specifically identifiable to a particular segment are applied to such segment.

Our software products, described in detail below, includes our Total Solutions System, CRM System, SEO4Mobile and AdMaxB2Search, which deliver our entertainment and lifestyle content and our IBS 5.1 & IBS 4.1 Enterprise Suite, which is for small to midsize enterprise wireless/web applications.

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

Both SEO4Mobile and AdMaxB2Search have proven our strength in innovative and creative value-added service with the fact that three contracts have been signed with business partners since October 2004. Revenues are derived principally from providing integrated solutions and an AdMaxB2Search platform by entering into business contracts with enterprises for a fixed monthly fee. The management of TCOM is confident that the SEO4Mobile and AdMaxB2Search platforms will provide excellent revenue when these two products gain popularity with mobile phone users. In fact, SEO4Mobile is a cutting edge technology designed to integrate the internet with mobile phones using search engine technology and a pay per click business model. We will target the approximately 300 million mobile phone users as well as the 123 million Internet users in the PRC.  According to the Ministry of Information, the PRC's internet users are about 10% of its population, compared to the U.S., in which internet users comprise 60% of the general population.

About IBS v4.1 and v5.0Enterprise Suite

IBS v4.1 and v5.0 is our main product line, which includes a built-in MoDirect, an innovative suite of technologies that enables wireless and web publishers to target SEO4Mobile users more effectively and allows advertisers to obtain targeted leads with rich demographic data. IBS v4.1 and v5.0 are part of the TS family. Corporate users can leverage all available information resource management on the intranet/extranet over the internet, including wireless applications, and advertisers can use the IBS v4.1 and v5.0 to publish SMS and MMS by searches on mobile phones. The system enables manufacturers and services providers to use the internet to establish and manage continuous connections with automated e−services, operations monitoring and e−commerce offerings. The system's customers include end-user clients in many industries throughout the PRC. The IBS v4.1 and v5.0 standard package includes 3 servers, software, as well as system integration.

SkyeStar.com

SkyeStar.com is a website that is a multilink user experience sharing network in the PRC as well as a multi−channel entertainment portal, supported by proprietary fan clubs and a community platform. SkyeStar.com combines the best of IC Star MMS's artist profiles, “my star friend”, games and other entertainment offerings with a host of new content, community and fan networking features. SkyeStar.com is the first internet portal that links network users across multiple entertainment channels, linking friends and their entertainment choices.

On February 2005, we established 3G Dynasty Inc., a subsidiary of the Company, for the preparation of the third generation mobile system. 3G Dynasty will be responsible for sales of IC Star products, and will focus on entertainment content for 3G mobile and internet use. IC Star Wireless Application Protocol (“WAP”) Club is based on the IC Star Theme Club on WAP, which provides the most comprehensive and up-to-date mobile entertainment services in the PRC. The WAP users can access IC Star Theme Club for content we provide through China Mobile Communications. In May 2005, 3G Dynasty created the website http://skyestar.com, a multi−channel infotainment portal supported by proprietary fan clubs and a community platform. It allows new members to personalize their own homepage with 3G Dynasty's content. It registers members and allows them to build their personal homepage on WAP. As the host and content provider, 3G Dynasty will start publishing a daily Real Simple Syndication (“RSS”) feed of its original content from a number of its contracted web sites, including local information, life style and entertainment content. Through the use of RSS feeds, users can receive 3G Dynasty's daily content automatically, thereby broadening 3G Dynasty's distribution and providing an additional platform for mobile phone users who are registered members of the Star Theme Club on WAP. Members with their homepage on WAP can reach their targeted audience through wireless technology.

This personal homepage and WAP membership service was launched in June 2006. The adoption of RSS has deepened our relationship with our members and enhanced the appeal of our original content. We believe that RSS represents the next evolution in the distribution of content. It allows publishers and end users alike to be seamlessly notified of new content and to integrate that content into start pages, blogs and web sites.

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

•
Customizable User Homepages and Profiles, where members track their favorite movies, music, games, stars and greetings as well as their friends' favorites, upload photos, check music statistics, view event reminders, and post on "friends-only" message boards;

•	User Music Critics, where members review and rate their choices of music, add their ratings to a community score and compare their reviews and ratings to those of professional music critics;

•	Online & Downloadable Games, where members play single player and multiplayer games online or download and purchase their favorites; and

•	User-generated Content, where developers and creators upload their own music, games and photographs for the community to enjoy and review.

IC Star has partnered with several industry leaders to provide content on the SkyeStar.com entertainment portal. Among its partners, Stareastnet, a company with which IC Star has partnered, provides features such as "Artist Profiles and Homepages" and NC Entertainment, another partner of IC Star, provides movie trailers. SkyeStar.com provides a community experience within the entertainment vertical by including artists, movies, games, music and more. Through user-generated content as well as personal homepages and content reviews, community members can express themselves and become a trusted referral of content for their friends.

IT Consultant Services − Guangzhou TCOM Computer Tech by the integration of TCOM's Total Solutions into IBS v4.1 and v5.0 Enterprise Suite

Alpha completed stages planned for the integration of TCOM's TS, SMS/MMS virtual Call Center CRM Systems, SEO4Mobile and new SME software, developing and distribution operations.

Guangzhou TCOM Computer Tech Ltd. − consisting of Alpha Century Holdings Limited's TS, SMS/MMS virtual Call Center CRM Systems, SEO4Mobile, MoDirect, AdMaxB2Search and IBS v4.1 and v5.0 Enterprise Suite, the internet business service total solution business − combined and operated by Tcom Computer, the new formation is a wholly owned subsidiary of the Company in the PRC. Tcom Computer also integrated the IBS v4.1 and v5.0 Enterprise Suites, which are web enabling updaters of exchange between corporate user content and end user content. As Tcom Computer integrates with the TS business group of TCOM, it will strategically invest in the PRC, specifically to address new market dynamics and help SME users get the most from end user content while effectively handling changes in capacity, deal terms and players.

The integration expertise we gained through the successful launch of Tcom Computer, and the IBS v5.0 Enterprise Suite gives us confidence in our core business organization to the SME market, the potential for our total solution business, and the achievement of synergies we identified as part of our strategic investment efforts.

IC Star MMS

IC Star MMS Limited (“IC Star”), a wholly owned subsidiary of the Company, began to establish a film distribution network with the purchase of the copyrights to certain films in March 2006. IC Star will distribute the films, through multiple distribution channels into the Chinese film market, including through the internet, mobile phone, TV, VCD/DVD and the theatrical screening in theaters across the PRC.

Subaye.com − Operations
On April 1, 2006, we acquired HRDQ Group Inc., a Delaware corporation. HRDQ conducted its operations principally through Subaye.com. In addition, we have conducted part of our operations through Guangzhou Panyu Metals & Minerals Imports & Exports Co., Ltd., a limited liability company in Guangzhou, China, which holds the licenses and approvals necessary to operate our international trading and provide e−commerce logistic agent services. After several combinations, including stock transactions, in September of 2006, HRDQ contracted with our newly incorporated and wholly owned subsidiary, Tcom Computer.

Because of the limitation of PRC laws to the foreign ownership of companies that provide internet content and advertising services, in order to comply with these foreign ownership restrictions, we operate our websites and provide online advertising services in the PRC through Tcom Computer. Tcom Computer holds the licenses and approvals necessary to operate our websites and to provide e−commerce online advertising services in the PRC. We have contractual arrangements with Tcom Computer and its shareholders pursuant to which we provide technology consulting services and license our registered domain names, trademarks and certain software to Tcom Computer. Through these contractual arrangements, we also have the ability to substantially influence Tcom Computer’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholder approval. As a result of these contractual arrangements, which enable us to control Tcom Computer’s business, we are considered the primary beneficiary of Tcom Computer.

Subaye.com − Internet corporate video provider

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

Our services are designed to enable internet users to find relevant information video online from our video database, which currently consists of over 20,000 video corporate profiles, as visible video showcase for presentation. It includes Chinese language corporate web pages, news, images and multimedia files, through links provided on our websites. We provide our users with easy access to an index of up to a million video clips, images and web pages. We also offer a business to business to consumer based online auction marketplace, Subaye e−commerce strategic, which currently consists of over 1,000,000 items of product and service as visible video showcase for purchase and sale.

For our corporate users, Subaye.com allows companies to post their products with corporate video to the platform and auction marketplace for a monthly fee. We launched the internet video services on our Subaye.com website and began generating revenues from corporate video uploading services in November, 2006. We have grown significantly since we commenced operations in October of 2006 and our corporate video uploading services users were 16,007 members as of the end of November 2006. We began charging our members a monthly charge of $60 from the beginning of November 2006 after a 3-month trial period.

We believe that our leading position in the PRC is primarily attributable to the following strengths:

·	largest corporate video online audience as measured by user traffic;

·	first video uploading service provider in the PRC with an extensive customer base across industries;

·	one of the most widely recognized internet enterprise video brands−−we sponsor a movie in the PRC, enhancing our ability to attract both users and customers;

·	local market experience and expertise in introducing and expanding our services across the PRC and operating in the PRC's rapidly evolving internet industry;

·	leading technology with a proven platform, providing users with relevant video showcase and customers with a cost-effective way to reach potential consumers; and

·	extensive and effective nationwide network of over 100 regional distributors, providing high quality and consistent customer services.

Our goal is to become a platform that provides internet users with the best way to find information and allows businesses to reach a broad base of potential customers. We intend to achieve our goal by implementing the following strategies:

·	growing our online video marketing business by attracting potential customers and increasing per customer spending on our services; enhancing user experience;

·	increasing traffic through the development and introduction of new video related features and functions;

·	expanding Subaye Alliance by leveraging our brand and offering competitive economic arrangements to Subaye Alliance members; and

·	pursuing selective strategic acquisitions and alliances that will allow us to increase user traffic, enlarge our customer base, expand our product offerings and reduce customer acquisition costs.

The successful execution of our strategies is subject to certain risks and uncertainties, including our ability to:

·	maintain our leading position in the internet video industry in the PRC;

·	offer new and innovative products and services to attract and retain a larger user base;

·	attract additional customers and increase per customer spending;

·	increase awareness of our brand and continue to develop user and customer loyalty;

·	respond to competitive market conditions;

·	respond to changes in our regulatory environment;

·	manage risks associated with intellectual property rights;

·	maintain effective control of our costs and expenses;

·	raise sufficient capital to sustain and expand our business;

·	attract, retain and motivate qualified personnel; and

·	upgrade our technology to support increased traffic and expanded services.

Subaye.com's limited operating history may make it more difficult to evaluate our future prospects and results of operations. If we are unsuccessful in addressing any of these risks and uncertainties, our business may be materially and adversely affected.

We have, however achieved profitability as of the quarter ended December 31, 2006. We have experienced growth in recent periods, in part, due to the growth in the PRC's online marketing industry, which may not be representative of future growth or be sustainable. We cannot assure you that our historical financial information is indicative of our future operating results or financial performance, or that our profitability will be sustained. You should consider our future prospects in light of the risks and uncertainties experienced by early stage companies in evolving industries such as the internet industry in the PRC.

Business Partnership Developments

IC Star has begun the theatrical screening of the film “Big Movie” (http://ent.sina.com.cn/f/m/bigmovie/index.shtml) in 400 theaters throughout the PRC beginning on December 29, 2006, and running through January 20, 2007. The newly launched movie investment, distributions and value-added services business by IC Star's PRC operations, is comitted to bringing a variety of unique titles to Chinese markets. Our first release, Big Movie, a joint venture with Hua Xia Films Distributions Limited Beijing, is a template for the future distribution of film in the PRC by TCOM. IC Star is also partnering with Sina.com (Nasdaq: SINA) for movie promotion and marketing services.

Mystaru.com (http://www.mystaru.com) (“Mystaru”)

On October 3, 2006 the Company acquired Mystaru.com which is a website dedicated to performing arts education. Mystaru's content launch includes ten hours of multimedia performing education courses developed by our business partner Stareastnet (http://www.stareastnet.com). The content draws on the popularity of Stareastnet's unique 30−minute presentation concept. Stareastnet has been producing artist profiles since 1999, and delivers several live seminars each year. Another ten hours of Stareastnet content will be added in the near future.

The system is a prototype for state-of-the-art delivery of streaming video performing education courses in the music and movie industries in the PRC. The new courseware was developed using the Tcom Computer's EDU v5.0 Education Management System and is delivered to viewers via the Mystaru platform. The multimedia content is produced using Adobe Flash(r) video synchronized presentations and demonstrative video clips. Users can view multimedia performing training presentations that include downloadable video files of course materials and are then able to upload their own video files to teachers for analysis, which affords users the opportunity to have questions answered by course teachers. Mystaru intends to use this new capability to reach hundreds of thousands of young people who are interested in entering the performing arts, music and movie industries. Mystaru's goal is to deliver education content online without meaningful limitations or restrictions. Mystaru.com will begin to charge users a monthly fee of $20 for each end-user starting on January 1, 2007. We believe this new service offering will add one more substantial revenue stream for us, forecasted to be 60,000 users in 2007. We are also working with a main talent management firm and production companies in Hong Kong and the PRC to adapt their platforms specifically to suit the unique needs of the artists' talent market.

Tcom Computer has finished the integration of all business units of Alpha and 3G Dynasty into cooperation with Baidu.com (Nasdaq: BIDU), Shanghai Linktone Information Limited (Nasdaq: LTON), the wireless business division of Beijing eLong Information Technology Limited, a subsidiary of eLong Inc. (Nasdaq: LONG), Kongzhong Corporation (Nasdaq: KONG), Guangdong Mobile Communication Co., Limited , a China Mobile Communications Corporation and China Mobile (Hong Kong) Ltd. (NYSE: CHL) to develop entertainment SMS, MMS, WAP portal and other wireless contents such as artist profiles, gaming and an SEO4Mobile SMS search engine.

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

In a country with significant mobile phone usage, the growth opportunities remain tremendous. The PRC has more than 1.3 billion people, and mobile services will remain a strong area of growth. Entertainment content for these mobile devices is in high demand and IC Star hopes to become the dominant player within this space.

Impact of Inflation

We believe that inflation has had a negligible effect on operations during the period. We believe that we can offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Trends, Events, and Uncertainties
The present demand for our products will be dependent on, among other things, market acceptance of the Company's concept, the quality of its products and general economic conditions, which are cyclical in nature. The Company's business operations may be adversely affected by increased competition and prolonged recessionary periods in the PRC.

We expect the demand for our products described above to increase next year due to the following factors:

1. Multiple Distribution Channels into Chinese Films Market.

IC Star has been successful bringing two movies into the Chinese market, via several different distribution channels, including the internet, mobile phone, TV, VCD/DVD and the theatrical screenings in cinemas across the PRC. We will continue investment to establish our distribution network and acquire more content copyrights.

In past 3 years, the Chinese film market recorded an average of 30% annual growth rate. We feel this market will continue significant growth, based on the results of our research.

2. Our New Product Line, SkyeStar.com IPTV operated by Tcom Computer.

We expect SkyeStar.com, the flagship entertainment property of TCOM, will be a fast-growing, revenue streaming entity. In the coming months, we will launch SkyeStar.com (“SkyeStar”) on IPTV, with new features that let users access their SkyeStar accounts from IPTV. SkyeStar is a free, members only web site that offers community, email, exclusive music and video downloads, instant messaging, blogs, photos and more. We will generate revenue by advertising, entertainment downloads, pay per view, video−on−demand and VIP membership fees.

IPTV is the format representing the convergence of internet, television and telecommunication networks, and is expected to be adopted in the PRC next year. The PRC is one of the largest IPTV markets in the world. The PRC is among the first in the world to put IPTV services in commercial trial operation. Statistics show that there are 360 million TV viewers and 75 million broadband users in the PRC, creating a huge potential market for development of IPTV services.

One of our business partners, ZesTV, Inc. (“ZesTV”) is a leading Chinese media and entertainment companies in the development, production, and marketing of entertainment, news and information to a global audience. ZesTV owns and operates a valuable portfolio of news and entertainment networks, a premier motion picture company, significant television production operations, a leading internet entertainment website group, and plans the development of studio branded theme parks. TCOM has the first right to buy ZesTV music, films and TV programming copyrights of online content each year and flood openings with SkyeStar members.

TCOM will continue discussions with filmmakers for acquisition or strategy investments into motion picture production companies.

3. Many internet users in the PRC seek entertainment

A look at the top internet searches in the PRC for the year suggests that many of the country's 123 million internet users are looking for entertainment content. In 2006, the search data suggested that people crave information about popular culture and want it before newspapers, magazines and TV can provide it. The search data also shows people are attracted to a growing amount of content that is only available online such as games, novels and mp3's. The PRC published a guideline on news websites in September to better regulate the sector and prevent false or distorted information from spreading online. Meanwhile, the PRC also urged websites to register for tightened regulation.
By the end of November 2006, a total of 36.82 million blog websites have been established. Another 16 million have written blogs, meaning every blogger has 2.3 blog websites on average, according to Baidu.com. Some blog service providers and multimedia online magazine publishers have received funding −− about $10 million each −−from venture capital firms.

4. A New Online Performing Education College: Mystaru.com (http://www.mystaru.com) in the PRC.

(See details under “Business Partnership Developments” above.)

Results of Operations

 Income Statement Items

The following table summarizes the results of our operations during the three months ended December 31, 2006 and 2005 and provides information regarding the dollar and percentage increase or (decrease) from the current fiscal period to the prior fiscal period:

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(UNAUDITED)
	Three Months Ended December 31		Increase	Percentage Increase
	2006	2005	(Decrease)	(Decrease)
	(Unaudited)	(Unaudited)
Net revenues	5,964,131	4,197,247	1,766,884	46%
Cost of sales	(3,454,989)	(1,041,546)	2,413,443	232%
Gross profit	2,509,142	3,155,701	(646,559)	(20%)
Operating expenses	2,602,139	1,301,511	1,300,628	100%
Income (Loss) from operations	(92,997)	1,854,190	(1,947,187)	(105%)
Other income	21,580	(555)	22,135	(40%)
Income from continued operations	(72,290)	1,853,635	(1,926,052)	(104%)
Minority interest in (loss) income of subsidiary	(586,591)	-	(586,591)	-
Net (loss) from discontinued operations	-	(93,380)	(93,380)	(100%)
Net (loss) income	(658,881)	1,760,255	(2,419,136)	(137%)
Other comprehensive income	6,894	3	6,891
Comprehensive income	(651,987)	1,760,258

Earnings (loss) per common shares
-Basic	$(0.01)	$0.02
-Fully diluted	$(0.01)	$0.02

Weighted average common share Outstanding
-Basic	109,512,315	77,677,000
-Fully diluted	109,512,315	87,677,000

Revenues increased by $1,766,884 due primarily to:

Revenues recorded at $5,964,131 for the three months ended December 31, 2006 compared to $4,197,247for the same period ended December 31, 2005. The increase of $1,766,884 is due primarily to the increase in sales and numbers of subsidiary in different segments of income. Now, we have 3 new segments of income compared for the same period ended December 31, 2005. The import and export trading generated $2,038,260, the royalty income from the movie copyrights generated $120,513 and the membership income from the websites and internet services generated $2,620,158. The new segment of business brings significant increase of income to the Company.

Costs of Sales increased by $2,413,443 due primarily to:

Costs of sales were $3,454,989 for the three months ended December 31, 2006 compared to $1,041,546 for the same period ended December 31, 2005. Costs of Sales included cost of goods in trading, depreciation and other cost of sales. Cost of trading included all the costs that Panyu M&M incurred in their import and export trading activities in the amount of $2,003,838. Depreciation represented the depreciation and amortization of software, websites and copyrights of movies which related to the revenue of the Company amounted to $822,184. Other cost of sales were the purchase of various contents and other later stage of production from raw contents and costs associated with the performance of our communication services totaling $628,967.

Operating Expenses increased by $1,300,628 due primarily to:
For the three months ended December 31, 2006, we incurred operating expenses of $2,602,139 as compared to $1,301,511 for the same period ended December 31, 2005. The $2,602,139 incurred as of December 31, 2006 included general operating expenses of $270,636, salary of $156,106 and allowance of bad debts of 1,139,325. Stock-Based Compensation Expense had a net decrease of $1,027,030 for the three months ended December 31, 2006.

Other income increased by $22,135 due primarily to:

The total other income was $21,580 for the three months ended December 31, 2006 compared to ($555) for the same period ended December 31, 2005. The $21,580 include interest income of $1,621 and other income of $19,959.

Stock-Based Compensation Expense increased by $195,584 due primarily to:

The stock-based compensation expense was $1,027,030 for the three months ended December 31, 2006 compared to $831,446 for the same period ended December 31, 2005. The difference of $195,584 is due to the new issuance of stock-based compensation of 3,000,000 shares on January 1, 2006 which amortized from January 1, 2006 to December 31, 2006 amounting $375,000 for every quarter. Also, there was new issuance of stock-based compensation of 4,000,000 shares on April 20, 2006 to five consultants amounting $2,080,000 which amortized from 12-24 months and amortized $357,500 for very quarter. On November 27, 2006, the Company issue 300,000 shares of the Company’s common stock to Mary Kratka for the company's promotion fee at price of $.26 per share for a total consideration equal to $78,000, the shares are being amortized over 3 months with a stock-based compensation expense of $26,000each month. The total stock-based compensation expense for the three months ended December 31, 2006 was $26,000.

Corporate Taxes

Enterprise income tax in PRC is generally charged at 33% of a company’s assessable profit, in which 30% is a national tax and 3% is a local tax. For foreign investment enterprises established in a Special Economic Zone or Coastal Open Economic Zone, and which are engaged in production-oriented activities, the national tax rate could be reduced to 15% or 24% respectively. Companies which are incorporated in the PRC are subject to a PRC enterprise income tax at the applicable tax rates on the taxable income as reported in their Chinese statutory accounts in accordance with the relevant enterprise income tax laws applicable to foreign enterprises. Pursuant to the same enterprise income tax laws, the subsidiaries are fully exempted from PRC enterprise income tax for two years starting from the first profit-making year, followed by a 50% tax exemption for the next three years.

No provision for Enterprise income tax in the PRC had been made for the three months ended December 31, 2006 and 2005 due to the fact that it is exempt from the PRC tax, based on the statutory provisions granting a tax holiday for a two year period, as stated above, or for the Company’s operations for the three months ended December 31, 2006 and 2005. The Company’s first profit taking year the year ended September 30, 2005, therefore, tax will be due to the PRC, if the Company generates PRC taxable income, for the fiscal year ended September 30, 2007.

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. There are no material timing differences and therefore no deferred tax asset or liability at December 31, 2006.

If all of the above tax holidays and concessions had not been available, we would have paid $0 and $950,000 more in taxes for the three months ended December 31, 2006 and 2005 respectively. Since the Company incurred losses during the three months ended December 31, 2006.

OVERALL

We reported net loss for the three months ended December 31, 2006 of $658,881. This translates to overall per-share loss of $0.01 for the three months ended December 31, 2006.

Liquidity And Capital Resources

We believe that our currently-available working capital, after receiving the aggregate proceeds of our capital raising activities in the fourth quarter of fiscal year 2006 and collection of our accounts receivable, should be adequate to sustain our operations at least through the end of fiscal year 2007.
As of December 31, 2006, we had a cash balance of $394,317 held in the PRC and Hong Kong. We currently have no cash positions in the United States. We have been funding our operations from the receipts from customers and sales of our stock.

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

Net cash used in operations for the three months ended December 31, 2006 was $1,453,452. In the future, we may use cash in our operations due to the continuing implementation of our business model and increased expenses from costs associated with being a public company.

Net cash used in investing activities for the three months ended December 31, 2006 was $ 8,153 was used in adding new computers and office equipment.

The Company issued 14,700,000 shares to purchase 3 websites named mystaru.com, icurls.com and goongreen.org. The total amount of consideration was equal to $ 2,619,000 and was classified and recorded under the category of property, plant and equipment.

Net cash provided by financing activities for the three months ended December 31, 2006 was $637,486. It represented the issuance of 10,000,000 shares of the Company's common stock, par value $.001 per share, for an aggregate purchase price of $1,400,000 in which $705,000 was used for the settlement of accounts payable for the movie copyrights and $695,000 was settled in cash. It also represented repayment of related party of $57,514.

Our future growth is dependent on our ability to raise capital for expansion, and to seek additional revenue sources. If we decide to pursue any acquisition opportunities or other expansion opportunities, we may need to raise additional capital, although there can be no assurance such capital-raising activities would be successful.

Critical Accounting Policies

The preparation of financial statements in conformity with US GAAP requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements, including the following:

Revenue recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104. Product revenue is recognized when title and risk of ownership have been transferred, provided that persuasive evidence of an arrangement exists, the price is fixed and determinable, remaining obligations are insignificant and collectibility is reasonably assured. Transfer of title and risk of ownership occur when the product shipped to the customer. Revenue is recorded at the invoiced amount net of discounts.

Accounting on property, plant and equipment

Property and equipment is located in the PRC and is recorded at cost. Depreciation and amortization is calculated using the straight-line method over the expected useful life of the asset, after the asset is placed in service. The Company generally uses the following depreciable lives for its major classifications of property and equipment:

Description	Useful Lives

Computer hardware	3 years
Computer software	3 years
Web site	5 years
Motor Vehicles	3 years
Furniture and fixtures	5 years
Leasehold improvements	5 years

Accounting for amortization of Copyrights

Amortization of Copyrights- The Company amortizes the License and Agreement asset for the films using the individual-film-forecast-computation method, in accordance with SOP 00-2, which amortizes or accrues (expenses) such costs in the same ratio that current period actual revenue (numerator) bears to estimated remaining unrecognized ultimate revenue as of the beginning of the current fiscal year (denominator). The Company began amortization of the capitalized movie in 2006, when the Company began to recognize revenue from the films. Amortization related to the movie was $65,633 for the three month period ended December 31, 2006, which amounts were included in cost of sales.

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

Allowances for doubtful accounts receivable balances are recorded when circumstances indicate that collection is doubtful for particular accounts receivable or as a general reserve for all accounts receivable. Management estimates such allowances based on historical evidence such as amounts that are subject to risk. Accounts receivables are written off if reasonable collection efforts are not successful.

Allowance for doubtful accounts was $2,022,698 and $645,000 as of December 31, 2006 and 2005, respectively.

Income taxes

Income taxes are provided on the asset and liability approach for financial accounting and reporting of income taxes. Any tax paid by subsidiaries during the year is recorded. Current tax is based on the profit or loss from ordinary activities adjusted for items that are non-assessable or disallowable for income tax purposes and is calculated using tax rates that have been enacted or substantively enacted as of the date of the balance sheet. Deferred income tax liabilities or assets are recorded to reflect the tax consequences in future years of the difference between the tax basis of assets and liabilities and the financial reporting amounts as of each year end. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized.

Risk Factors That May Affect Future Operating Results

You should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are the material risks that apply to our business, operations, financial condition and prospects.

Operating Risk

Currently, the Company's revenues are derived from four segments related to integrated communications network solutions, imports and export trading, royalty income form movie copy rights and membership income from websites. The Company hopes to expand its operations to countries outside the PRC, however, such expansion has not been commenced and there are no assurances that the Company will be able to achieve such an expansion successfully. Therefore, a downturn or stagnation in the economic environment of the PRC could have a material adverse effect on the Company's financial condition.

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

Economic Policies in the PRC Could Negatively Impact Our Business

The economy of the PRC differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development in various respects, such as structure, government involvement, level of development, growth rate, capital reinvestment, allocation of resources, self-sufficiency, rate of inflation and balance of payments position. In the past, the economy of the PRC has been primarily a planned economy, subject to one- year and five-year state plans adopted by central government authorities and largely implemented by provincial and local authorities. These plans set production and development targets.

Since 1978, increasing emphasis had been placed on decentralization and the utilization of market forces in the development of the PRC's economy. Economic reform measures adopted by the PRC's government may be inconsistent or ineffectual, and we may not be able to capitalize on future reforms in all cases. Further, these measures may be adjusted or modified in ways that could result in economic liberalization measures that are inconsistent from time to time, from industry to industry or across different regions of the country. The PRC's economy has experienced significant growth in the past decade. This growth, however, has been accompanied by imbalances in the PRC's economy and has resulted in significant fluctuations in general price levels, including periods of inflation. The PRC's government has implemented policies from time to time to increase or restrain the rate of economic growth, control periods of inflation or otherwise regulate economic expansion. While we may be able to benefit from the effects of some of these policies, these policies and other measures taken by the PRC's government to regulate the economy could also have a significant negative impact on economic conditions in the PRC with a resulting negative impact on our business.

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

Uncertainty Relating to the PRC's Legal System Could Negatively Affect Us

The PRC has a civil law legal system. Decided court cases do not have binding legal effect on future decisions. Since 1979, many new laws and regulations covering general economic matters have been promulgated in the PRC. Despite this activity to develop the legal system, the PRC's system of laws is not yet complete. Even where adequate law exists in the PRC, enforcement of contracts based on existing law may be uncertain and sporadic and it may be difficult to obtain swift and equitable enforcement or to obtain enforcement of a judgment by a court of another jurisdiction. The relative inexperience of the PRC's judiciary in many cases creates additional uncertainty as to the outcome of any litigation. Further, interpretation of statutes and regulations may be subject to government policies reflecting domestic political changes.

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

TELECOM COMMUNICATIONS, INC.

Date: February 14, 2007	By:	/s/ Tim T. Chen
Tim T. Chen
President and CEO (Principal Executive Officer)

Date: February 14, 2007	By:	/s/ Victor Z. Li
Victor Z. Li
Principal Financial and Accounting Officer