Form 10QSB
period 2007-03-31
TELECOM COMMUNICATIONS INC
filed 2007-05-21
CIK 1139570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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
(86) 10 6702 6968 (Issuer's Telephone Number, Including Area Code)

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
Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 123,088,000 shares of common stock, $.001 par value per share, outstanding as of May 1, 2007.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

March 31, 2007
ASSETS
Current assets:	Unaudited
Cash	$651,962
Accounts receivable - related company	480,000
- others, less allowance for bad debts of $3,360,307	3,474,555
Due from related companies	197,660
Prepaid expenses	3,297,178
Other current assets	227,943

Total Current Assets	8,329,298

Property, plant and equipment, net	11,742,135
Intangible assets	2,393,496

Total Assets	$22,464,929

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,542,458
Accrued expenses	34,175
Other current liabilities	123,897

Total Current Liabilities	1,700,530

Total Liabilities	1,700,530

Minority interest in consolidated subsidiary	2,861,997

Stockholders' equity :
Preferred stock ($0.001 Par Value: 50,000,000 shares authorized;	-
no shares issued and outstanding)
Common stock ($0.001 Par Value: 300,000,000 shares authorized;	123,088
123,088,000 shares issued and outstanding)
Additional paid in capital	20,302,089
Deferred stock-based compensation	(1,798,208)
Accumulated other comprehensive income	6,124
Retained earnings	(730,691)

Total Stockholders’ Equity	17,902,402

Total Liabilities and Stockholders’ Equity	$22,464,929

The accompanying notes are an integral part of the condensed consolidated financial statements

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Six Months Ended		Three Months Ended
	March 31		March 31
	2007	2006	2007	2006
	Unaudited	Unaudited	Unaudited	Unaudited
Revenue
Net Revenue - affiliate	$720,000	$720,000	$360,000	$360,000
- others	8,677,481	7,379,917	3,073,350	3,411,818
Total Revenue	9,397,481	8,099,917	3,433,350	3,771,818

Cost of sales
Depreciation	1,898,447	935,031	1,076,263	467,516
Other cost of sales	4,188,898	1,048,650	1,870,195	365,311
	6,087,345	1,983,681	2,946,458	832,827

Gross Profit	3,310,136	6,116,236	486,892	2,938,991

Operating Expenses:
Allowance for bad debts	3,030,049	977,074	1,890,724	857,914
Depreciation	52,943	36,373	43,901	7,773
Salaries	335,785	386,940	179,679	127,193
Stock-based compensation expenses	1,707,154	1,574,975	680,124	743,529
Other selling and administrative expenses	989,278	259,509	404,539	70,768
.
Total operating expenses	6,115,209	3,234,871	3,198,967	1,807,177

Income (loss) from operations	(2,805,073)	2,881,365	(2,712,075)	1,131,814

Other income and (expenses)
Interest income	2,934	2,387	1,313	1,108
Other income (expenses)	23,854	-	3,895	(9,426)

Total other income (expenses)	26,788	2,387	5,208	(8,318)

Income (loss) from operations before income taxes	(2,778,285)	2,883,752	(2,706,867)	1,123,496
Income tax	(1,159)	-	(286)	-
Income (loss) from continuing operations before minority interest	(2,779,444)	2,883,752	(2,707,153)	1,123,496

Minority interest in income of subsidiary	$(490,505)	$-	$96,086	$-

Income (loss) from continuing operations	(3,269,949)	2,883,752	(2,611,067)	1,123,496

Loss from discontinuing operations
Net loss from the discontinued
operations of subsidiary	-	(239,775)	-	(239,775)
Net income (loss)	(3,269,949)	2,643,977	(2,611,067)	883,721

Other comprehensive income
Foreign currency translation difference	5,877	3	(1,017)	(3)

Comprehensive income (loss)	(3,264,072)	2,643,980	(2,612,084)	883,718

Earnings (loss) per Common Share:
Basic	$(0.03)	$0.03	$(0.02)	$0.01
Fully Diluted	$(0.03)	$0.03	$(0.02)	$0.01

Weighted Average Common Share:
Outstanding- Basic	117,363,549	80,040,000	117,363,549	82,455,000
Outstanding- Fully Diluted	117,363,549	90,004,000	117,363,549	92,455,000

The accompanying notes are an integral part of the condensed consolidated financial statements

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	March, 31
	2007	2006
	(unaudited)	(unaudited)

Cash flows from operating activities:

Net cash (used in) operating activities	$(1,194,793)	$(1,779,511)

Cash flows from investing activities:

Capital expenditures	(8,153)	(73,084)

Net cash (used in) investing activities	(8,153)	(73,084)

Cash flows from financing activities:
Due to related party	(57,511)	-
Proceeds from issuance of common stock	695,000	-
Proceeds from loan payable	-	64,103
Repayment of finance lease	-	(10,199)

Net cash from financing activities:	637,489	53,904

Effect of exchange rate changes in cash	5,877	3
Net (decrease) in cash and cash equivalents	(559,580)	(1,798,688)

Cash and cash equivalents - beginning of period	1,211,542	2,000,847

Cash and cash equivalents - end of period	$651,962	$202,159

Supplemental disclosure of cash flow information

Non cash investing and financing activities:

Common stock issued for acquisition of web sites	$2,619,000	$-

Common stock issued for payment of compensation expenses	$415,500	$-

Common stock issued for payment of accounts payable	$705,000	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2007

1. Business Description, Basis of Presentation and Organization

These condensed interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

The interim results of operations are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2007. The Company’s financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. The Company’s accounting policies and certain other disclosures are set forth in the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2006. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Description of Business

Telecom Communications, Inc. (“TCOM”) and its subsidiaries (together, with TCOM, the “Company”), is a fully integrated information and entertainment service provider to the business and consumer internet markets in the People’s Republic of China (the “PRC”). We sell a majority of our products through channel resellers, who are companies located in the British Virgin Islands (“BVI”), who then distribute our products to the service provider market (“SP”) in the PRC. The service provider channel resellers then in turn supply our content, through various telecommunication providers, to the end users in the PRC. The products that are sold to the SP market in the PRC are a combination of an integrated communications network solutions and entertainment and lifestyle content, which is our primary business segment (“integrated communications network solutions”). Our products also serve the voice, video, data, web and mobile communication markets. Our second business segment is from our revenue derived from our imports and exports trading in PRC through our 100% wholly-owned subsidiary Guangzhou Panyu Metals and Minerals Import & Export Co., Ltd. Our third segment is from our revenue derived from the royalty income from the movie copyrights through our 100%-wholly owned subsidiary IC Star MMS Limited. Our fourth business segment is from our revenue derived from the membership income from the websites and internet services though our 53.92% owned subsidiary Subaye.com, Inc. (formerly known as HRDQ Group Inc.) and 100% wholly-owned subsidiary Guangzhou Tcom Computer Technology Ltd.

Organization

TELECOM COMMUNICATIONS, INC.

TCOM was incorporated on January 6, 1997 in the State of Indiana. The Company reincorporated from Indiana to Delaware, effected by a merger into a Delaware Corporation with the same name on February 28, 2005. The surviving Delaware company succeeds to all the rights, properties and assets and assumes all of the liabilities of the original Indiana company.

ARRAN SERVICES LIMITED

Arran Services Limited is an investment and holding company. As of September 30, 2003, TCOM consummated a Stock Purchase Agreement with Arran Services Limited (“Arran”) and Arran has a 100% investment interest in IC Star MMS Limited (“IC Star”).

IC STAR MMS LIMITED

IC Star, formerly known as Sino Super Limited, was established in December 1991. IC Star links entertainment and lifestyle information to local communities across the PRC.

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2007

ALPHA CENTURY HOLDINGS LIMITED

On December 15, 2003, the Company formed Alpha Century Holdings Limited ("Alpha"), a wholly-owned subsidiary of the Company, in the British Virgin Islands. Alpha commenced its business on July 1, 2004 and its principal activity is to provide total solution software with entertainment and lifestyle information. Primarily, all of the Internet Content business segment activity, for the six months ended March 31, 2007 and 2006, was conducted by Alpha.

From April 2007, Alpha start terminating the services for its customers due to discontinued operations.

3G DYNASTY INC.

On February 21, 2005, the Company formed 3G Dynasty Inc. (“3G Dynasty”), a wholly-owned subsidiary of the Company, in the British Virgin Islands. 3G Dynasty commenced its business on April 1, 2005 and its principal activity is providing entertainment content for 3G mobile and internet use.

SUBAYE.COM INC (Formerly known as HRDQ Group, Inc.)

In April 2006, Alpha provided substantially all the working capital to Subaye.com, Inc. (formerly known as Subaye Group Inc. (“Subaye”)), a Delaware limited liability company, through an intercompany loan in the amount of $500,000. In reviewing and applying FIN 46R, Subaye was considered a variable interest entity (“VIE”) of Alpha and therefore became the subsidiary of Alpha and an indirect subsidiary of TCOM in April, 2006. TCOM and Alpha are the primary beneficiaries of this VIE.

On June 28, 2006, TCOM subscribed and obtained a direct 53.92% equity interest in Subaye by purchasing the common shares of Subaye through its subsidiary Alpha. Subaye became the subsidiary of TCOM and Subaye holds 100% of the shares of its subsidiary, Guangzhou Panyu Metals & Minerals Import and Export Co. Limited, also purchased a website called subaye.com (refer to note 10 for the website acquisition). Subaye is a Chinese Internet corporate video provider through subaye.com. Subaye offers a unique Chinese language corporate video sharing platform for both users and customers.

On February 28, 2007, HRDQ Group, Inc. changed its name from HRDQ Group, Inc. to Subaye.com, Inc. through the affirmative vote of a majority of the stockholders. The amendment of the Certificate of Incorporation was signed on February 28, 2007 and duly adopted, pursuant to the provisions of Sections 228 and 242 of the General Corporation Law of the State of Delaware.

GUANGZHOU PANYU METALS & MINERALS IMPORT & EXPORT CO., LTD.

On April 25, 2006, Subaye.com (formerly known as HRDQ) acquired 100% of the shares of Guangzhou Panyu Metals & Minerals Import and Export Co., Limited (“Panyu M&M”) from the sole shareholder, Wukang IE Limited (formerly known as WayToPay China Holdings Limited) for a contractual gross consideration amount of $500,000 (refer to note 4).

On October 1, 2006, Subaye.com transferred 100% of the shares of Panyu M&M to TCOM. Panyu M&M is a limited company in the PRC and its principal activity is conducting import and export trade in the PRC.

GUANGZHOU TCOM COMPUTER TECHNOLOGY LIMITED

On September 1, 2006, the Company formed Guangzhou TCOM Computer Technology Limited (“Tcom Computer”), a wholly-owned subsidiary of the Company, located in the PRC. The principal activity of Tcom Computer is to provide internet services, which include, web browsing, updated information in science technology, entertainment, commercial and webpage editor. The operation of the web site-subaye.com is conducted by the affiliate named Guangzhou TCOM Computer Technology Limited (“Tcom Computer”). Both Subaye and Tcom Computer will receive 60% and 40% of monthly subscription fees respectively from the corporate customers.

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2007

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

2. Summary of Significant Accounting Policies

Principles of consolidation-The consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United States of America “US GAAP”, include the assets, liabilities, revenues, expenses and cash flows of the Company and all its subsidiaries. This basis of accounting differs in certain material respects from that used for the preparation of the books and records of the Company’s principal subsidiaries, which are prepared in accordance with the accounting principles and the relevant financial regulations applicable to enterprises with limited liabilities established in the PRC (“PRC GAAP”) or in Hong Kong.  The accompanying consolidated financial statements reflect necessary adjustments not recorded in the books and records of the Company’s subsidiaries to present them in conformity with US GAAP.

The consolidated financial statements of the Company include the accounts of TCOM and its subsidiaries, namely Arran, Alpha, IC Star, 3G Dynasty, Subaye.com (formerly known as HRDQ), Panyu M&M and Tcom Computer. All significant intercompany accounts, transactions and cash flows are eliminated on consolidation.

Trade accounts receivable - The Company does have off-balance sheet credit exposure related to its customers, due to a concentration of customers accounting for more than 41% of the Company’s accounts receivable. We have a concentration of customers in our information service provider business segment market. We are diligent in attempting to ensure that we issue credit to credit-worthy customers. However, our customer base is small and our accounts receivable balances are usually over 90 days outstanding, and that exposes us to significant credit risk. Therefore, a credit loss can be very large relative to our overall profitability.

The Company delegated 10 business agents over the PRC to deal with the operations of the web site subaye.com. Membership fees will be collected by the agents and then paid back to the Company within 90 days. The Company recognized the income at the end of the month and recorded the outstanding membership fees from business agents as accounts receivable.

Amortization of Copyrights - The Company amortizes the License and Agreement asset, for the films using the individual-film-forecast-computation method, in accordance with the Statement of Position (“SOP”) 00-2, which amortizes or accrues (expenses) such costs in the same ratio that current period actual revenue (numerator) bears to estimated remaining unrecognized ultimate revenue as of the beginning of the current fiscal year (denominator). The Company began amortization of the capitalized movies in 2006, when the Company began to recognize revenue from the films. Amortization related to the movies was $430,441for the six month period ended March 31, 2007, which amounts were included in cost of sales.

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

Revenue recognition- In accordance with the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 104, Revenue Recognition ("SAB 104"), the Company recognizes revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price to the customer is fixed or determinable and (iv) collection of the resulting receivable is reasonably assured. These criteria are usually met at the time of product shipment or performance of service.

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2007

We enter into certain arrangements where we are obligated to deliver products and/or services (multiple elements). In these arrangements, our fee includes both the initial selling price of our software package profits and the monthly subscription of the licensed products for the contract period, usually for 2 years.

Revenue for sales of our software package products with database of entertainment contents, namely, total solution software, SEO4 mobile and IBS v4.1 software package, are recognized as products are shipped and installed. The Company bought the IBS v5.1 software package and they plan to sell them in the next quarter.

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

Net earnings per share - Basic net earnings per share (“EPS”) is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net earnings per share gives effect to all dilutive potential ordinary shares outstanding during the year. The weighted average number of common shares outstanding is adjusted to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2007

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

Significant Estimates Relating to Specific Financial Statement Accounts and Transactions Are Identified - The financial statements include some amounts that are based on management’s best estimates and judgments. The most significant estimates relate to allowance for uncollectible accounts receivable, depreciation and amortization, useful lives, tax liabilities, and all other contingencies. These estimates may be adjusted as more current information becomes available, and any future adjustment could be significant to the financial statements.

3. Intangible Assets

The following table summarizes the lives and the carrying values of all the Company's intangible assets by category, at March 31, 2007:

Carrying value
Copyrights - film productions	$2,039,445
Goodwill	354,051

Total	$2,393,496

The Company reviews the carrying value of the copyrights of two film productions that are distributed through both theaters and the internet for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized, equal to an amount by which the carrying value exceeds the fair value of assets. At March 31, 2007, based on management’s projected future cash flows, management has determined an impairment loss on those copyrights to be $1,530,000 at March 31, 2007.

The portion of the acquisition costs of Panyu M&M that has been allocated to goodwill totaled $354,051. Such allocation was made by an international appraisal firm on the basis of their appraised value.

4. Stock Transactions

On October 3, 2006, TCOM issued 4,000,000 shares at a price of $0.2 per share, resulting in consideration equivalent to $800,000, to World-East Corporation Ltd., for purchasing 100% of the website-mystaru.com.

On October 20, 2006, TCOM issued 5,300,000 shares at a price of $0.17 per share to Bloomen Ltd. Corporation Ltd. for purchasing 100% of Website-icurls.com, resulting in total consideration equal to $ 901,000.

On October 20, 2006, TCOM issued 5,400,000 shares at a price of $0.17 per share, resulting in consideration equal to $918,000, to China IPTV Industry Park Holdings Ltd. for purchasing 100% of the website-goongreen.org.

On October 31, 2006, TCOM issued 5,000,000 shares at a price of $0.14 per share, resulting in consideration equal to $700,000, to Mr LeYi Yang on behalf of IC Star, of which $5,000 is paid for the settlement of the accounts payable related to movie copyrights, while $695,000 is settled in cash.

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2007

On October 31, 2006, TCOM issued 5,000,000 shares at a price of $0.14 per share, resulting in consideration equal to $700,000, to Mr Guiwen Cai on behalf of IC Star MMS Limited to settle the accounts payable related to the purchase of the movie copyrights.

Refer to note 13, stock-based compensation, for stock issuances during the six months ended March 31, 2007.

5. Accounts Receivable

Accounts receivable concentration at March 31, 2007 was as follows:

March 31
2007
Accounts receivable - affiliate	$1,035,000
Less: allowances for bad debts - affiliate	(555,000)
Sub total	480,000

Accounts receivable - others	6,834,862
Less: allowances for bad debts	(3,360,307)
Sub total	3,474,555

Total	$3,954,555

Concentrations in Accounts Receivable -At March 31, 2007, four customers, each of which accounted for more than 10% of the Company’s total accounts receivable, with total amounts of $3,573,346, represented 45% of total accounts receivable in the aggregate.

6. Income Tax

British Virgin Islands

The Company’s primary operating subsidiary, Alpha, is incorporated in the British Virgin Islands and, under the current laws of the British Virgin Islands, is not subject to income taxes.

Hong Kong

The Company’s subsidiary, IC Star, is incorporated in Hong Kong and is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. No provision for Hong Kong profits tax has been made as the Company incurred a loss during the period. The applicable Hong Kong statutory tax rate for the six months ended March 31, 2007 and 2006 is 17.5% for both periods.

PRC

Enterprise income tax in PRC is generally charged at 33% of a company’s assessable profit, in which 30% is a national tax and 3% is a local tax. The Company’s subsidiaries incorporated in PRC are subject to PRC enterprise income tax at the applicable tax rates on the taxable income as reported in their Chinese statutory accounts in accordance with the relevant enterprise income tax laws applicable to foreign enterprises. Pursuant to the same enterprise income tax laws, the Company’s subsidiaries are fully exempted from PRC enterprise income tax for two years, starting from the first profit-making year, followed by a 50% tax exemption for the next three years.

Income tax provision of $1,159 is provided for the six months ended March 31, 2007 and no provision for enterprise income tax in the PRC had been made for the six months ended March 31, 2006 due to the fact that it is exempt from PRC tax, based on the statutory provisions granting a tax holiday for a two year period, as stated above, or for the Company’s operations, for the Company’s years ended September 30, 2006 and 2007. The Company’s first profit taking year was the year ended September 30, 2005, therefore tax will be due to the PRC, if the Company generates PRC taxable income, for the fiscal year ended September 30, 2007.

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. There are no material timing differences and therefore no deferred tax asset or liability at March 31, 2007.

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2007

7. Related Party Transactions

a) Names and relationship of related parties

Existing relationships with the Company

TaiKang Capital Management Corporation	Shareholder of the Company

b) Summary of related party transactions

March 31
2007
Sales of products to:
TaiKang Capital Management Corporation	$720,000

8. Property, Plant and Equipment

a) Summary of plant and equipment
Plant and equipment, which are located in the PRC, consisted of the following:

March 31
2007
At cost:
Computer equipment	$157,057
Computer software	8,497,295
Web sites	7,638,860
Motor vehicles	168,307
Furniture, fixtures and equipment	26,306
Leasehold improvements	160,000
Total	16,647,825
Less: accumulated depreciation and amortization	(4,905,690)
Total net book value	$11,742,135

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2007

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

9. Minority interest

Minority interest represents the minority stockholders’ proportionate share of 46.08% of the equity of Subaye.com, Inc. The Company’s 53.92% controlling interest requires that Subaye.com’s operations be included in the Consolidated Financial Statements. The 46.08% equity interest of Subaye.com that is not owned by the Company is shown as “Minority interests in consolidated subsidiaries” in the three months ended March 31, 2007 at 3,293,836. In addition, 200,000 Series A Convertible Preferred stock outstanding in Subaye.com is shown as minority interests at $780,000. This stock is convertible into 400,000 shares of common stock, at a conversion rate of 2 shares of common stock for every 1 share of preferred stock.

March 31
2007

MI of minority stockholders	$2,081,997
MI of preferred stock	780,000

Minority interest in consolidated subsidiaries	$2,861,997

10. Commitments and Contingencies

Operating Leases - In the normal course of business, the Company leases office space under operating lease agreements. The Company rents office space, primarily for regional sales administration offices, in commercial office complexes that are conducive to administrative operations. The operating lease agreements generally contain renewal options that may be exercised at the Company's discretion after the completion of the base rental terms. In addition, many of the rental agreements provide for regular increases to the base rental rate at specified intervals, which usually occur on an annual basis. As of March 31, 2007, the Company had operating leases that have remaining terms of 18 months. The following table summarizes the Company’s future minimum lease payments under operating lease agreements as of September 30, 2007:

Year ended September 30, 2007

2007	$192,938
2008	243,853

$436,791

The Company recognizes lease expense on a straight-line basis over the life of the lease agreement. Contingent rent expense is recognized as it is incurred. Total rent expense in continuing operations from operating lease agreements was $203,493 and $121,282 for the six months ended March 31, 2007 and 2006, respectively.

11. Operating Risk

Credit risk

The Company is exposed to credit risk from its cash in bank, fixed deposits and bills, and accounts receivable. The credit risk on cash in bank and fixed deposits is limited because the counterparties are recognized financial institutions. Bills and accounts receivable are subjected to credit evaluations. An allowance has been made for estimated irrecoverable amounts which have been determined by reference to past default experience and the current economic environment.

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2007

Foreign currency risk

Most of the transactions of the Company were settled in Renminbi and U.S. dollars. In the opinion of the directors, the Company does not have significant foreign currency risk exposure.

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

12. Segment Reporting

The Company has four principal operating segments, which are (1) integrated communications network solutions, (2) import and export trading (3) royalty income from film copyrights and (4) provision of internet corporate video services. These operating segments were determined based on the nature of the products and services offered. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company’s chief executive officer and chief financial officer have been identified as the chief decision makers. The Company’s chief operating decision makers direct the allocation of resources to operating segments based on the profitability and cash flows of each respected segment.

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

The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The accounting policies of the business segments are the same as those described in “Note 1: Summary of Significant Accounting Policies.” The following tables show the operations of the Company’s reportable segments:

Six months ended March 31, 2007	Integrated communications network solutions	Import and export trading	Royalty income from film copy rights	Provision of internet corporate video services	Corporate/ Others	Consolidated Total
Net sales	$1,539,100	$3,708,980	$792,389	$3,357,012	$-	9,397,481
Cost of sales	1,282,933	3,641,220	605,558	557,634	-	6,087,345
Segment Income (loss) before taxes	(2,310,651)	1,557	(205,897)	2,016,847	(2,280,142)	(2,778,285)
Segment assets	2,161,068	752,379	4,728,194	12,569,312	2,253,976	22,464,929
Expenditures for segment assets	$-	$20,565	$-	$2,606,588	$-	$2,627,153

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2007

Six months ended March 31, 2006	Integrated communications network solutions	Import and export trading	Royalty income from film copy rights	Provision of internet corporate video services	Corporate/ Others	Consolidated Total
Net sales	$8,099,917	$-	$-	$-	-	8,099,917
Cost of sales	1,846,181	-	-	-	137,500	1,983,681
Segment Income (loss) before taxes	5,349,424	-	(60,471)	-	(2,405,201)	2,883,752
Segment assets	10,621,398	-	366,915	-	2,804,859	13,793,170
Expenditures for segment assets	$-	$-	$-	$-	-	$-

13. Stock-based Compensation Expense

The Company issued 3,500,000 shares of the Company’s common stock on July 22, 2005 under the Company’s 2005 Stock Awards Plan to two consultants as part of their compensation, at the then market price of $.24 per share, for a total consideration equal to $840,000. The terms for 1,500,000 of these shares were for the services to be rendered over 17 months, from August 2005 to December 2006. Therefore, the Company amortized the total expense over a 17 month period which resulted in an expense of $41,176 for each month and the total stock-based compensation expense of $183,529 for the six months ended March 31, 2007.

In connection with the 4,000,000 shares of the Company’s common stock issued on May 1, 2005 to two consultants as part of their compensation at the then market price of $.29 per share, for a total consideration equal to $1,160,000, the Company amortized such consultancy fee as expense over its service period of 24 months commenced from May 1, 2005. The stock-based compensation expense for the six months ended March 31, 2007 included 17 monthly charges of $48,333 since May 1, 2005, total of $290,000 for the six months ended March 31, 2007.

In connection with the 3,000,000 shares of the Company’s common stock issued on January 1, 2006 to three consultants as part of their compensation at the then market price of $.50 per share, for a total consideration equal to $1,500,000, the Company amortized the consultancy fee of $1,500,000 over a 12 month period. The terms for these agreements are 12 months starting from January 1, 2006 to December 31, 2006. It resulted in an expense of $125,000 for each month and the total stock-based compensation expense of $375,000 for the six months ended March 31, 2007.

In connection with the 4,000,000 shares of the Company’s common stock issued on April 20, 2006 to five consultants as part of their compensation at the then market price of $.52 per share, for a total consideration equal to $2,080,000, the Company amortized the consultancy fee of $1,300,000 over a 24 month period. The remaining $780,000 was amortized over 12 month period. It resulted in an expense of $119,167 for each month for 12 months and the remaining 12 months will have an expense of $54,167. The total stock-based compensation expense for the six months ended March 31, 2007 was $715,000.

In connection with the 300,000 shares of the Company’s common stock issued on Nov 27, 2006 to Mary Kratka for the company's promotion fee at price of $.26 per share for a total consideration equal to $78,000, the shares are being amortized over 3 months with a stock-based compensation expense of $26,000 each month. The total stock-based compensation expense for the six months ended March 31, 2007 was $78,000.

In connection with the 250,000 shares of the Company’s common stock issued on Jan 10, 2007 to Mary Kratka for the company's promotion fee at price of $.45 per share for a total consideration equal to $112,500, the shares are being amortized over 12 months with a stock-based compensation expense of $9,375 each month. The total stock-based compensation expense for the six months ended March 31, 2007 was $28,125.

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2007

In connection with the 750,000 shares of the Company’s common stock issued on Jan 31, 2007 to Bon Air Group Limited for the company's promotion at price of $.30 per share for a total consideration equal to $225,000, the shares are being amortized over 12 months with a stock-based compensation expense of $18,700 each month. The total stock-based compensation expense for the six months ended March 31, 2007 was $37,500.

As a result, the total stock compensation expense reported was $1,707,154 for the six months ended March 31, 2007.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the financial statements of the Company for the year ended September 30, 2006 and notes thereto contained in the report on Form 10-KSB as filed with the Securities and Exchange Commission.

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

In February 2005, we established 3G Dynasty Inc., a subsidiary of the Company, for the preparation of the third generation mobile system. 3G Dynasty will be responsible for sales of IC Star products, and will focus on entertainment content for 3G mobile and internet use. IC Star Wireless Application Protocol (“WAP”) Club is based on the IC Star Theme Club on WAP, which provides the most comprehensive and up-to-date mobile entertainment services in the PRC. The WAP users can access IC Star Theme Club for content we provide through China Mobile Communications. In May 2005, 3G Dynasty created the website http://skyestar.com, a multi−channel infotainment portal supported by proprietary fan clubs and a community platform. It allows new members to personalize their own homepage with 3G Dynasty's content. It registers members and allows them to build their personal homepage on WAP. As the host and content provider, 3G Dynasty will start publishing a daily Real Simple Syndication (“RSS”) feed of its original content from a number of its contracted web sites, including local information, life style and entertainment content. Through the use of RSS feeds, users can receive 3G Dynasty's daily content automatically, thereby broadening 3G Dynasty's distribution and providing an additional platform for mobile phone users who are registered members of the Star Theme Club on WAP. Members with their homepage on WAP can reach their targeted audience through wireless technology.

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

IC Star has partnered with several industry leaders to provide content on the SkyeStar.com entertainment portal. Among its partners, Stareastnet, a company with which IC Star MMS Limited (“IC Star”) has partnered, provides features such as "Artist Profiles and Homepages" and NC Entertainment, another partner of IC Star, provides movie trailers. SkyeStar.com provides a community experience within the entertainment vertical by including artists, movies, games, music and more. Through user-generated content as well as personal homepages and content reviews, community members can express themselves and become a trusted referral of content for their friends.

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

IC Star MMS

IC Star, a wholly owned subsidiary of the Company, began to establish a film distribution network with the purchase of the copyrights to certain films in March 2006. IC Star will distribute the films, through multiple distribution channels into the PRC film market, including through the internet, mobile phone, TV, VCD/DVD and the theatrical screening in theaters across the PRC.

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

We believe that our leading position in the PRC is primarily attributable to the following strengths:

•	largest corporate video online audience as measured by user traffic;

•	first video uploading service provider in the PRC with an extensive customer base across industries;

•	one of the most widely recognized internet enterprise video brands−−we sponsor a movie in the PRC, enhancing our ability to attract both users and customers;

•	local market experience and expertise in introducing and expanding our services across the PRC and operating in the PRC's rapidly evolving internet industry;

•	leading technology with a proven platform, providing users with relevant video showcase and customers with a cost-effective way to reach potential consumers; and

•	extensive and effective nationwide network of over 100 regional distributors, providing high quality and consistent customer services.

Our goal is to become a platform that provides internet users with the best way to find information and allows businesses to reach a broad base of potential customers. We intend to achieve our goal by implementing the following strategies:

•	growing our online video marketing business by attracting potential customers and increasing per customer spending on our services; enhancing user experience;

•	increasing traffic through the development and introduction of new video related features and functions;

•	expanding Subaye Alliance by leveraging our brand and offering competitive economic arrangements to Subaye Alliance members; and

•	pursuing selective strategic acquisitions and alliances that will allow us to increase user traffic, enlarge our customer base, expand our product offerings and reduce customer acquisition costs.

The successful execution of our strategies is subject to certain risks and uncertainties, including our ability to:

•	maintain our leading position in the internet video industry in the PRC;

•	offer new and innovative products and services to attract and retain a larger user base;

•	attract additional customers and increase per customer spending;

•	increase awareness of our brand and continue to develop user and customer loyalty;

•	respond to competitive market conditions;

•	respond to changes in our regulatory environment;

•	manage risks associated with intellectual property rights;

•	maintain effective control of our costs and expenses;

•	raise sufficient capital to sustain and expand our business;

•	attract, retain and motivate qualified personnel; and

•	upgrade our technology to support increased traffic and expanded services.

Subaye.com's limited operating history may make it more difficult to evaluate our future prospects and results of operations. If we are unsuccessful in addressing any of these risks and uncertainties, our business may be materially and adversely affected.

We have, however achieved profitability as of the quarter ended March 31, 2007. We have experienced growth in recent periods, in part, due to the growth in the PRC's online marketing industry, which may not be representative of future growth or be sustainable. We cannot assure you that our historical financial information is indicative of our future operating results or financial performance, or that our profitability will be sustained. You should consider our future prospects in light of the risks and uncertainties experienced by early stage companies in evolving industries such as the internet industry in the PRC.

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

Mystaru.com (http://www.mystaru.com) (“Mystaru”)

On October 3, 2006 the Company acquired Mystaru.com, a website dedicated to performing arts education. Mystaru's content launch includes ten hours of multimedia performing education courses developed by our business partner Stareastnet (http://www.stareastnet.com). The content draws on the popularity of Stareastnet's unique 30−minute presentation concept. Stareastnet has been producing artist profiles since 1999, and delivers several live seminars each year. Another ten hours of Stareastnet content will be added in the near future.

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

Tcom Computer has finished the integration of all business units of Alpha and 3G Dynasty into cooperation with Baidu.com (Nasdaq: BIDU), Shanghai Linktone Information Limited (Nasdaq: LTON), the wireless business division of Beijing eLong Information Technology Limited, a subsidiary of eLong Inc. (Nasdaq: LONG), Kongzhong Corporation (Nasdaq: KONG), Guangdong Mobile Communication Co., Limited, a China Mobile Communications Corporation and China Mobile (Hong Kong) Ltd. (NYSE: CHL) to develop entertainment SMS, MMS, WAP portal and other wireless contents such as artist profiles, gaming and an SEO4Mobile SMS search engine.

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

In the past 3 years, the Chinese film market recorded an average of 30% annual growth rate. We feel this market will continue significant growth, based on the results of our research.

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

One of our business partners, ZesTV, Inc. (“ZesTV”) is a leading Chinese media and entertainment company in the development, production, and marketing of entertainment, news and information to a global audience. ZesTV owns and operates a valuable portfolio of news and entertainment networks, a premier motion picture company, significant television production operations, a leading internet entertainment website group, and plans the development of studio branded theme parks. TCOM has the first right to buy ZesTV music, films and TV programming copyrights of online content each year and flood openings with SkyeStar members.

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

4. A New Online Performing Education College: Mystaru.com (http://www.mystaru.com) in the PRC.

(See details under “Business Partnership Developments” above.)

Results of Operations

 Income Statement Items

The following table summarizes the results of our operations during the three months ended March 31, 2007 and 2006 and provides information regarding the dollar and percentage increase or (decrease) from the current fiscal period to the prior fiscal period:

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31		Increase/	Percentage
	2007	2006	(Decrease)	(Decrease)
	(Unaudited)	(Unaudited)
Net revenues	3,433,350	3,771,818	(338,468)	(9%)
Cost of sales	2,946,458	832,827	2,113,631	254%
Gross profit	486,892	2,938,991	(2,452,099)	(83%)
Operating expenses	3,198,967	1,807,177	1,391,790	77%
Income (Loss) from operations	(2,712,075)	1,131,814	(3,843,889)	(340%)
Other income	5,208	(8,318)	13,526	(163%)
Minority interest in (loss) income of subsidiary	96,085	-	96,086	-
Income from continued operations	(2,611,067)	1,123,496	(3,734,563)	(332%)
Net (loss) from discontinued operations	-	(239,775)	239,775	-
Net (loss) income	(2,611,067)	883,721	(3,494,788)	(395%)
Other comprehensive income	(1,017)	(3)	(1,014)	338,000%)
Comprehensive income	(2,612,084)	883,718	(3,495,802)	(396%)

Earnings (loss)per common shares
-Basic	$(0.02)	$0.01
- Fully diluted	$(0.02)	$0.01

Weighted average common share Outstanding
-Basic	117,363,549	82,455,000
- Fully diluted	117,363,549	92,455,000

Revenues decreased by $338,468 due primarily to:

Revenues recorded at $3,433,350 for the three months ended March 31, 2007 compared to $3,771,818 for the same period ended March 31, 2006. The decrease of $338,468 is due primarily to the enormous decrease in the Integrated communications network solutions segment, although there is an increase in sales and numbers of subsidiaries in different segments of income. Now, we have 3 new segments of income compared for the same period ended March 31, 2006. The import and export trading generated $1,670,720, the royalty income from the movie copyrights generated $671,776 and the provision of internet corporate video services generated $730,854.

Costs of Sales increased by $2,113,631 due primarily to:

Costs of sales were $2,946,458 for the three months ended March 31, 2007 compared to $832,827 for the same period ended March 31, 2006. Costs of Sales included cost of goods in trading, depreciation and other cost of sales. Cost of trading included all the costs that Panyu M&M incurred in their import and export trading activities in the amount of $1,610,382. Depreciation represented the depreciation and amortization of software, websites and copyrights of movies, which related to the revenue of the Company, amounted to $1,076,263. Other costs of sales were the purchase of various contents and other later stage of production from raw contents and costs associated with the performance of our communication services totaling $59,783.

Operating Expenses increased by $1,391,790 due primarily to:

For the three months ended March 31, 2007, we incurred operating expenses of $3,198,967 as compared to $1,807,177 for the same period ended March 31, 2006. The $3,198,967 incurred as of March 31, 2007 included general operating expenses of $404,539, salary of $179,679 and allowance of bad debts of 1,890,724. Stock-Based Compensation Expense had a net increase of $680,124 for the three months ended March 31, 2007.

Other income increased by $13,526 due primarily to:

The total other income was $5,208 for the three months ended March 31, 2007 compared to ($8,318) for the same period ended March 31, 2006. The $5,208 includes interest income of $1,313, other income of $3,895.

Stock-Based Compensation Expense decreased by $63,405 due primarily to:

The stock-based compensation expense was $680,124 for the three months ended March 31, 2007, compared to $743,529 for the same period ended March 31, 2006. The difference of $63,404 is due to the new issuance of stock-based compensation of 250,000 shares of the Company’s common stock on January 10, 2007, to Mary Kratka for the Company's promotion fee at a price of $.45 per share for a total consideration equal to $112,500. The shares are being amortized over 12 months with a stock-based compensation expense of $9,375 each month. On January 31, 2007, the Company issued 750,000 shares of the Company’s common stock to Bon Air Group Limited for the Company's promotion fee at a price of $.3 per share for a total consideration equal to $225,000. The shares are being amortized over 12 months with a stock-based compensation expense of $18,750 each month. At the same time, the 1,500,000 shares issued on July 22, 2005 and the 3,000,000 shares issued on January 1, 2006 have been fully amortized and therefore the stock-based compensation expense is reduced for 438,529.

Corporate Taxes

Enterprise income tax in the PRC is generally charged at 33% of a company’s assessable profit, in which 30% is a national tax and 3% is a local tax. For foreign investment enterprises established in a Special Economic Zone or Coastal Open Economic Zone, and which are engaged in production-oriented activities, the national tax rate could be reduced to 15% or 24% respectively. Companies which are incorporated in the PRC are subject to a PRC enterprise income tax at the applicable tax rates on the taxable income as reported in their Chinese statutory accounts in accordance with the relevant enterprise income tax laws applicable to foreign enterprises. Pursuant to the same enterprise income tax laws, the subsidiaries are fully exempted from PRC enterprise income tax for two years starting from the first profit-making year, followed by a 50% tax exemption for the next three years.

Income tax provision of $286 is provided for the three months ended March 31, 2007 and no provision for Enterprise income tax in the PRC had been made for the three months ended March 31, 2006 due to the fact that it is exempt from the PRC tax, based on the statutory provisions granting a tax holiday for a two year period, as stated above, or for the Company’s operations for the three months ended March 31, 2007 and 2006. The Company’s first profit taking year is for the year ended September 30, 2005, and therefore, tax will be due to the PRC, if the Company generates PRC taxable income, for the fiscal year ended September 30, 2007.

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. There are no material timing differences and therefore no deferred tax asset or liability at March 31, 2007.

If all of the above tax holidays and concessions had not been available, we would have paid $0 and $650,000 more in taxes for the three months ended March 31, 2007 and 2006 respectively, since the Company incurred losses during the three months ended March 31, 2007 and 2006.

Six Months Ended March 31,
2007 and 2006 (Unaudited)

	Six Months Ended March 31		Increase/	Percentage
	2007	2006	(Decrease)	(Decrease)
	(Unaudited)	(Unaudited)
Net revenues	$9,397,481	$8,099,917	$1,297,564	16%
Cost of sales	6,087,345	1,983,681	4,103,664	207%
Gross profit	3,310,136	6,116,236	(2,806,100)	(49%)
Operating expenses	6,115,209	3,234,871	2,880,338	89%
Income (Loss) from operations	(2,805,073)	2,881,365	(5,686,438)	(197%)
Other income	26,788	2,387	24,401	(1,022%)
Minority interest in (loss) income of subsidiary	(490,505)	-	(490,505)	-
Income from continued operations	(3,269,949)	2,883,752	(6,153,701)	(213%)
Net (loss) from discontinued operations	-	(239,775)	239,775	-
Net (loss) income	(3,269,949)	2,643,977	(5,913,926)	(224%)
Other comprehensive income	5,877	-	5,877	-
Comprehensive income	(3,264,072)	2,643,977	(5,908,049)	(223%)

Earnings (loss)per common shares
-Basic	$(0.03)	0.03
- Fully diluted	$(0.03)	0.03

Weighted average common share Outstanding
-Basic	$117,363,549	$80,040,000
- Fully diluted	117,363,549	90,040,000

Revenues increased $1,297,564 due primarily to:

Revenues were recorded at $9,397,481 for the six months ended March 31, 2007 compared to $8,099,917 for the same period ended March 31, 2006. The increase of $1,297,564 is due primarily to the increase in sales and numbers of subsidiaries in different segments of income. Currently, we have 3 new segments of income compared for the same period ended March 31, 2006. The import and export trading generated $3,708,980, the royalty income from the movie copyrights generated $792,389 and the provision of internet corporate video services generated $3,357,012. The new segment of business brings significant increase of income to the Company.

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

During the six months ended March 31, 2007 and 2006, sales of Total Solution System to Taikang Capital Managements Corporation, an affiliate of the Company, amounting to $720,000 were classified as Related Party Transactions.

Costs of Sales increased $4,103,664 due primarily to:

Costs of sales were $6,087,345 for the six months ended March 31, 2007, compared to $1,983,681 for the same period ended March 31, 2006. Costs of Sales included purchase of various contents and other later stage production from raw contents and costs associated with the performance of our communication services. The increase of $4,103,664 was due primarily to the increase in number of our subsidiaries, of which $3,641,220 is used for our import and export trading segment.

We reallocated the depreciation of software which related to the revenue of the Company, to the cost of sales. Other depreciation expenses related to motor vehicles and office equipments and are stated in Selling, General and Administration Expenses. This had no impact on our prior earnings reported.

Operating Expenses increased $2,880,338 due primarily to:

For the six months ended March 31, 2007, we incurred operating expenses of 6,115,209, as compared to $6,567,871 for the same period ended March 31, 2006. Operating Expenses included allowance of bad debts of $3,030,049, salary of $335,785 and stock-based compensation expense of $1,707,154.

Stock-Based Compensation Expense had a net increase of $132,179 for the six months ended March 31, 2007 due to the issuance of new shares for the promotion consultants.

Other income increased $24,401 due primarily to:

The other income was $26,788 for the six months ended March 31, 2007, compared to $2,387 for the same period ended March 31, 2006. The $26,788 includes interest income of $2,934 and exchange gain of $11,842.

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

Income tax provision of $1,159 is provided for the three months ended March 31, 2007 and no provision for Enterprise income tax in the PRC had been made for the three months ended March 31, 2006. The Company had no assessable taxable income in the PRC, due to the fact that it is exempt from PRC tax, based on the statutory provisions granting a tax holiday for a two year period, as stated above, or for the Company’s operations, for the Company’s years ended September 30, 2005 and 2006. Based on the above statutory PRC tax provision, the Company believes that it is remote that any PRC tax liability will be due for the six months ended March 31, 2007 and 2006.

If all of the above tax holidays and concessions had not been available, we would have paid $420,000 and $1,600,000 more in taxes for the six months ended March 31, 2007 and 2006 respectively. The basic and diluted net income per share would have been $(0.01) and $(0.01), respectively for the six months ended March 31, 2007 while the basic and diluted net income per share would have been lower, less than $0.02 and $0.02, respectively for the six months ended March 31, 2006. As at March 31, 2007, the cumulative effect of such tax holidays and concessions not being granted would be approximately $1,626,024.

OVERALL

We reported net loss for the six months ended March 31, 2007 of $3,269,949. This translates to overall per-share loss of $0.02 for the six months ended March 31, 2007.

Liquidity And Capital Resources

We believe that our currently-available working capital, after receiving the aggregate proceeds of our capital raising activities in the first quarter of fiscal year 2007 and collection of our accounts receivable, should be adequate to sustain our operations at least through the end of fiscal year 2008.

As of March 31, 2007, we had a cash balance of $651,962 held in the PRC and Hong Kong. We currently have no cash positions in the United States. We have been funding our operations from the receipts from customers and sales of our stock.

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

Net cash used in operations for the six months ended March 31, 2007 was $1,201,237. In the future, we may use cash in our operations due to the continuing implementation of our business model and increased expenses from costs associated with being a public company.

Net cash used in investing activities for the six months ended March 31, 2007 was $8,153 and was used in adding new computers and office equipment.

The Company issued 14,700,000 shares to purchase 3 websites named mystaru.com, icurls.com and goongreen.org. The total amount of consideration was equal to $2,619,000 and was classified and recorded under the category of property, plant and equipment.

Net cash provided by financing activities for the six months ended March 31, 2007 was $637,489. It represented the issuance of 10,000,000 shares of the Company's common stock, par value $.001 per share, for an aggregate purchase price of $1,400,000, in which $705,000 was used for the settlement of accounts payable for the movie copyrights and $695,000 is settled in cash. It also represented repayment to a related party of $57,511.

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

Accounting for property, plant and equipment

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

Accounting for amortization of Copyrights

Amortization of Copyrights- The Company amortizes the License and Agreement asset for the films using the individual-film-forecast-computation method, in accordance with SOP 00-2, which amortizes or accrues (expenses) such costs in the same ratio that current period actual revenue (numerator) bears to estimated remaining unrecognized ultimate revenue as of the beginning of the current fiscal year (denominator). The Company began amortization of the capitalized movie in 2006, when the Company began to recognize revenue from the films. Amortization related to the movie was $430,441 for the six month period ended March 31, 2007, which amounts were included in cost of sales.

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

Allowance for doubtful accounts was $3,915,307 and $1,502,914 as of March 31, 2007 and 2006, respectively.

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

Operating Risk

Currently, the Company's revenues are derived from four segments related to integrated communications network solutions, imports and export trading, royalty income from movie copy rights and membership income from websites. The Company hopes to expand its operations to countries outside the PRC, however, such expansion has not been commenced and there are no assurances that the Company will be able to achieve such an expansion successfully. Therefore, a downturn or stagnation in the economic environment of the PRC could have a material adverse effect on the Company's financial condition.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is regularly involved in litigation which is incidental to its business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 10, 2007, the Company issued 250,000 shares of the Company’s common stock to Mary Kratka at a price of $.45 per share for a total consideration equal to $112,500.

On January 31, 2007, the Company issued 750,000 shares of the Company’s common stock to Bon Air Group Limited at a price of $.30 per share for a total consideration equal to $225,000.

The foregoing shares were issued pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UNDER SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

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

TELECOM COMMUNICATIONS, INC.

Date: May 21, 2007	By:	/s/ Alan R. Lun
Alan R. Lun
President and CEO (Principal Executive Officer)

Date: May 21, 2007	By:	/s/ Yan Liu
Yan Liu
Principal Financial and Accounting Officer