Form 10QSB
period 2007-06-30
MyStarU.com,Inc.
filed 2007-08-21
CIK 1139570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

Commission file number 333-62236

 MYSTARU.COM, INC.
(Formerly known as Telecom Communications, Inc.)
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 123,288,000 shares of common stock, $.001 par value per share, outstanding as of August 1, 2007.

Transitional Small Business Disclosure Format (Check One): Yes ☐  No ☒

TABLE OF CONTENTS
		Page

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheet as of June 30, 2007.	2

	Condensed Consolidated Statements of Income and Comprehensive Income for the Nine and Three Months Ended June 30, 2007 and 2006	3

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2007 and 2006	4

	Notes to Condensed Consolidated Financial Statements	5

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	16

ITEM 3.	CONTROLS AND PROCEDURES	32

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	33

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	33

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	33

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	33

ITEM 5.	OTHER INFORMATION	33

ITEM 6.	EXHIBITS	33

SIGNATURES		34

PART I - FINANCIAL INFORMATION

MYSTARU.COM, INC. AND SUBSIDIARIES
(Formerly known as Telecom Communications, Inc.)
CONDENSED CONSOLIDATED BALANCE SHEET

June 30, 2007

ASSETS
Unaudited

Current assets:
Cash	$1,171,917
Accounts receivable - related company	525,641
- others, less allowance for bad debts of $3,319,188	6,278,855
Due from related companies	197,658
Prepaid expenses	3,328,588
Other current assets	386,187

Total Current Assets	11,888,846

Property, plant and equipment, net	11,910,819
Intangible assets	1,672,106
Total Assets	$25,471,771

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,138,258
Accrued expenses	35,788
Other current liabilities	1,124,966

Total Current Liabilities	2,299,012

Total Liabilities	2,299,012

Minority interest in consolidated subsidiary	3,614,925

Commitments and contingencies (refer to note 10 )	-

Stockholders' equity :
Preferred stock ($0.001 Par Value: 50,000,000 shares authorized;	-
no shares issued and outstanding)
Common stock ($0.001 Par Value: 300,000,000 shares authorized;	123,088
123,088,000 shares issued and outstanding)
Additional paid in capital	20,392,249
Deferred stock-based compensation	(1,443,000)
Accumulated other comprehensive income	8,285
Retained earnings	477,212
Total Stockholders’ Equity	19,557,834
Total Liabilities and Stockholders’ Equity	$25,471,771

The accompanying notes are an integral part of the condensed consolidated financial statements.

MYSTARU.COM, INC. AND SUBSIDIARIES
(Formerly known as Telecom Communications, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Nine Months Ended		Three Months Ended
	June 30		June 30
	2007	2006	2007	2006
	Unaudited	Unaudited	Unaudited	Unaudited
Revenue
Net Revenue - affiliate	$1,080,000	$1,080,000	$360,000	$360,000
- others	15,711,961	9,799,607	7,034,480	2,419,690
Total Revenue	16,791,961	10,879,607	7,394,480	2,779,690

Cost of sales
Depreciation	3,395,207	1,381,624	1,496,760	446,593
Other cost of sales	7,381,690	1,523,270	3,192,792	474,620
	10,776,897	2,904,894	4,689,552	921,213

Gross Profit	6,015,064	7,974,713	2,704,928	1,858,477

Operating Expenses:
Allowance for bad debts	3,267,636	(170,190)	237,587	(1,147,264)
Depreciation	79,750	75,482	26,807	39,109
Salaries	575,735	392,811	239,950	5,871
Stock-based compensation expenses	2,062,363	2,676,005	355,209	1,101,030
Other selling and administrative expenses	1,674,254	438,775	684,976	179,266
Total operating expenses	7,659,738	3,412,883	1,544,529	178,012

Income from operations	(1,644,674)	4,561,830	1,160,399	1,680,465

Other income and (expenses)
Interest income	3,763	2,541	829	153
Other income (expenses)	24,080	-	226	-

Total other income (expenses)	27,843	2,541	1,055	153

Income from operations before income taxes	(1,616,831)	4,564,371	1,161,454	1,680,618
Income tax	(1,440)		(281)	0
Income from continuing operations before minority interest	(1,618,271)	4,564,371	1,161,173	1,680,618

Minority interest in income of subsidiary	(443,778)	-	46,727	-

Income from continuing operations	(2,062,049)	4,564,371	1,207,900	1,680,618

Income from discontinuing operations
Gain on disposal of subsidiary	-	295,533	-	295,533
(Loss) from discontinued operations	-	(239,776)	-	-
Net income from discontinued operations	-	55,757	-	295,533

Net income	(2,062,049)	4,620,128	1,207,900	1,976,151

Other comprehensive income
Foreign currency translation difference	8,038	3	2,503	(3)

Comprehensive income	$(2,054,011)	$4,620,131	$1,210,403	$1,976,151

Earnings per Common Share:
Discontinued operations
Basic	$-	$0.0007	$-	$0.0006
Fully Diluted	$-	$0.0006	$-	$0.0005

Continued operations
Basic	$(0.02)	$0.056	$0.022	$0.0006
Fully Diluted	$(0.02)	$0.052	$0.022	$0.0005

Weighted Average Common Share:
Outstanding- Basic	119,271,700	82,040,000	123,088,000	88,353,000
Outstanding- Fully Diluted	119,271,700	88,921,000	123,088,000	88,353,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

MYSTARU.COM, INC. AND SUBSIDIARIES
(Formerly known as Telecom Communications, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	June 30
	2007	2006
	(unaudited)	(unaudited)

Cash flows from operating activities:

Net cash provided by operating activities	$(685,971)	$1,816,722

Cash flows from investing activities:

Cash acquired in acquisition	-	82,253
Sales proceed of disposal of Island Media net of cash	-	9,454
Capital expenditures	(7,592)	(3,273,085)

Net cash used in investing activities	(7,592)	(3,273,085)

Cash flows from financing activities:
Due to related party	(64,987)	-
Proceeds from issuance of common stock	695,000	-
Proceeds from loan payable	-	226,410
Repayment of finance lease	-	(10,199)

Net cash provided by (used in) financing activities:	630,013	216,211

Effect of exchange rate changes in cash	23,925	3
Net decrease in cash and cash equivalents	(39,625)	(1,148,442)

Cash and cash equivalents - beginning of period	1,211,542	2,000,847

Cash and cash equivalents - end of period	$1,171,917	$852,405

Supplemental disclosure of cash flow information

Non cash investing and financing activities:
Accounts receivable used for acquisition of software	$-	$3,000,000
Common stock issued for acquisition of software	$-	$5,910,000
Common stock issued for acquisition of web sites	$2,619,000	$-
Common stock issued for payment of compensation expenses	$415,500	$-
Common stock issued for payment of accounts payable	$705,000	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

MYSTARU.COM, INC. AND SUBSIDIARIES
(Formerly known as Telecom Communications, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2007

1. Business Description, Basis of Presentation and Organization

The financial statements presented are those of MyStarU.com, Inc.

References to “we,” “us,” “our company,” “MyStar,” “the Company” and “MYST” refer to MyStarU.com, Inc.

On July 10, 2007, the Company changed its name from Telecom Communications, Inc. to MyStarU.com, Inc. The Company's common stock continues to be quoted on the NASD over-the-counter bulletin board. The symbol for the common stock is “MYST.OB”.

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

Description of Business

MyStarU.com, Inc. is a fully integrated information and entertainment service provider to the business and consumer internet markets in the People’s Republic of China (the “PRC”). We sell a majority of our products through channel resellers, who are companies located in the British Virgin Islands (“BVI”), who then distribute our products to the service provider market (“SP”) in the PRC. The service provider channel resellers then in turn supply our content, through various telecommunication providers, to the end users in the PRC. The products that are sold to the SP market in the PRC are a combination of an integrated communications network solutions and entertainment and lifestyle content, which is our primary business segment (“integrated communications network solutions”). Our products also serve the voice, video, data, web and mobile communication markets. Our second business segment is from our revenue derived from our imports and exports trading in PRC through our wholly-owned subsidiary Guangzhou Panyu Metals and Minerals Import & Export Co., Ltd. Our third segment is from our revenue derived from the royalty income from the movie copyrights through our wholly owned subsidiary IC Star MMS Limited. Our fourth business segment is from our revenue derived from the membership income from the websites and internet services though our 64.6% owned subsidiary Subaye.com, Inc. (formerly known as HRDQ Group Inc.) and wholly-owned subsidiary Guangzhou Tcom Computer Technology Ltd.

Organization

MYSTARU.COM, INC. (FORMERLY KNOWN AS “TELECOM COMMUNICATIONS, INC.”)

Telecom Communications, Inc. was incorporated on January 6, 1997 in the State of Indiana. The Company reincorporated from Indiana to Delaware, effected by a merger into a Delaware Corporation with the same name on February 28, 2005. The surviving Delaware company succeeds to all the rights, properties and assets and assumes all of the liabilities of the original Indiana company.

On July 10, 2007, the Company changed its name to MyStarU.com, Inc. The Company's common stock continues to be quoted on the NASD over-the-counter bulletin board. The symbol for the common stock is “MYST.OB”.

MYSTARU.COM, INC. AND SUBSIDIARIES
(Formerly known as Telecom Communications, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2007

ARRAN SERVICES LIMITED

Arran Services Limited is an investment and holding company. As of September 30, 2003, TCOM consummated a Stock Purchase Agreement with Arran Services Limited (“Arran”) and Arran has a 100% investment interest in IC Star MMS Limited (“IC Star”). During the quarter ended June 30, 2007, Arran was responsible for the operation of the Subaye.com website for Subaye.com Inc. and Arran appointed Tcom Computer to operate the website of Subaye.com for Subaye.com Inc. and provide website support to corporate members of Subaye.com in China. Arran paid a management fee to Guangzhou TCOM every month and Arran received from Subaye.com, Inc. 40% of the membership income. Intercompany transactions have been eliminated in consolidation.

IC STAR MMS LIMITED

IC Star MMS Limited (“IC Star”), formerly known as Sino Super Limited, was established in December 1991. IC Star, a wholly owned subsidiary of the Company, holds the copyright of movies and receives income derived from such copyright. IC Star began to establish a film distribution network with the purchase of the copyrights to certain films in March 2006. IC Star will distribute the films, through multiple distribution channels into the PRC film market, including through the internet, mobile phone, TV, VCD/DVD and the theatrical screening in theaters across the PRC.

ALPHA CENTURY HOLDINGS LIMITED

On December 15, 2003, the Company formed Alpha Century Holdings Limited ("Alpha"), a wholly-owned subsidiary of the Company, in the British Virgin Islands. Alpha commenced its business on July 1, 2004 and its principal activity is to provide total solution software with entertainment and lifestyle information. Primarily, all of the internet content business segment activity, for the nine months ended June 30, 2007 and 2006, was conducted by Alpha.

Beginning April 2007, Alpha initiated the termination of its services to its customers due to discontinued operations.

3G DYNASTY INC.

On February 21, 2005, the Company formed 3G Dynasty Inc. (“3G Dynasty”), a wholly-owned subsidiary of the Company, in the British Virgin Islands. 3G Dynasty commenced its business on April 1, 2005 and ceased its principal activity is providing entertainment content for 3G mobile and internet use during the nine months ended June 30, 2007.

SUBAYE.COM, INC. (Formerly known as HRDQ Group, Inc.)

In April 2006, Alpha provided substantially all the working capital to Subaye.com, Inc. (formerly known as HRDQ Group, Inc. (“Subaye”)), a Delaware corporation, through an intercompany loan in the amount of $500,000. In reviewing and applying FIN 46R, Subaye was considered a variable interest entity (“VIE”) of Alpha and therefore became the subsidiary of Alpha and an indirect subsidiary of MyStar in April, 2006. MyStar and Alpha are the primary beneficiaries of this VIE.

On June 28, 2006, MyStar subscribed and obtained a direct 53.92% equity interest in Subaye by purchasing the common shares of Subaye through its subsidiary Alpha. Subaye became the subsidiary of MyStar, and Subaye holds 100% of the shares of its subsidiary, Guangzhou Panyu Metals & Minerals Import and Export Co. Limited, through which it purchased a website called subaye.com (refer to note 10 for the website acquisition). Subaye is a Chinese Internet corporate video provider through subaye.com. Subaye offers a unique Chinese language corporate video sharing platform for both users and customers. On October 1, 2006, Subaye.com transferred 100% of the shares of Panyu M&M to MyStarU.

On February 28, 2007, HRDQ Group, Inc. changed its name from HRDQ Group, Inc. to Subaye.com, Inc. through the affirmative vote of a majority of the stockholders. The amendment of the Certificate of Incorporation was signed on February 28, 2007 and duly adopted, pursuant to the provisions of Sections 228 and 242 of the General Corporation Law of the State of Delaware.

MYSTARU.COM, INC. AND SUBSIDIARIES
(Formerly known as Telecom Communications, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2007

On May 16, 2007, Subaye.com, Inc. issued 1,150,000 shares at a price of $2.0 per share to MyStar, for a total consideration of $2,300,000, which was paid by note payable of $1,000,000, accrued interest of $80,000 and cash of $1,220,000. As a result of these transactions, MyStar holds a direct 64.6% equity interest in Subaye.

GUANGZHOU PANYU METALS & MINERALS IMPORT & EXPORT CO., LTD.

On April 25, 2006, Subaye.com (formerly known as HRDQ) acquired 100% of the shares of Guangzhou Panyu Metals & Minerals Import and Export Co., Limited (“Panyu M&M”) from the sole shareholder, Wukang IE Limited (formerly known as WayToPay China Holdings Limited) for a contractual gross consideration amount of $500,000.

On October 1, 2006, Subaye.com transferred 100% of the shares of Panyu M&M to MyStar. Panyu M&M is a limited company in the PRC and its principal activity is conducting import and export trade in the PRC.

GUANGZHOU TCOM COMPUTER TECHNOLOGY LIMITED

On September 1, 2006, the Company formed Guangzhou TCOM Computer Technology Limited (“Tcom Computer”), a wholly-owned subsidiary of the Company, located in the PRC. The principal activity of Tcom Computer is to provide internet services, which include web browsing, updated information in science technology, entertainment, commercial and a webpage editor. Guangzhou TCOM was appointed by Arran to operate the website of Subaye.com for Subaye.com Inc. and will receive monthly management income from Arran. Intercompany transactions have been eliminated in consolidation.

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

The consolidated financial statements of the Company include the accounts of MyStar and its subsidiaries, namely Arran, Alpha, IC Star, 3G Dynasty, Subaye.com, Panyu M&M and Tcom Computer. All significant intercompany accounts, transactions and cash flows are eliminated on consolidation.

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

MYSTARU.COM, INC. AND SUBSIDIARIES
(Formerly known as Telecom Communications, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2007

The Company delegated 10 business agents over the PRC to deal with the operations of the web site subaye.com. Membership fees will be collected by the agents and then paid back to the Company within 90 days. The Company recognized the income at the end of the month and recorded the outstanding membership fees from business agents as accounts receivable.

Amortization of Copyrights - The Company amortizes the License and Agreement asset, for the films using the individual-film-forecast-computation method, in accordance with the Statement of Position (“SOP”) 00-2, which amortizes or accrues (expenses) such costs in the same ratio that current period actual revenue (numerator) bears to estimated remaining unrecognized ultimate revenue as of the beginning of the current fiscal year (denominator). The Company began amortization of the capitalized movies in 2006, when the Company began to recognize revenue from the films. Amortization related to the movies was $1,146,510 for the nine month period ended June 30, 2007, which amounts were included in cost of sales.

Ultimate revenue to be included in the denominator of the individual-film-forecast-computation method fraction is subject to certain limitations as set forth in the SOP. If an event or change in circumstance indicates that the Company should assess whether the fair value of the License and Agreement to the films is less than its unamortized costs, the Company will determine the fair value of the film and write off to the statement of operations the amount by which the unamortized capitalized costs exceeds the episode's fair value. The Company cannot subsequently restore any amounts written off in previous fiscal years to income.

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

MYSTARU.COM, INC. AND SUBSIDIARIES
(Formerly known as Telecom Communications, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2007

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

The Company recognizes revenue on import and export sales when products are delivered and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Net sales of products represent the invoiced value of goods, net of value added taxes, sales returns, trade discounts and allowances.

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

MYSTARU.COM, INC. AND SUBSIDIARIES
(Formerly known as Telecom Communications, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2007

3. Intangible Assets

The following table summarizes the lives and the carrying values of all the Company's intangible assets by category, at June 30, 2007:

Carrying value

Copyrights - film productions	$3,991,199
Less : Accumulated amortization	(1,146,510)
Less : Impairment loss	(1,526,634)

Goodwill	1,318,055
354,051

Total	$1,672,106

The Company reviews the carrying value of the copyrights of two film productions that are distributed through both theaters and the internet for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized, equal to an amount by which the carrying value exceeds the fair value of assets. At June 30, 2007, based on management’s projected future cash flows, management has determined an impairment loss on those copyrights to be $1,526,634.

The portion of the acquisition costs of Panyu M&M that has been allocated to goodwill totaled $354,051. Such allocation was made by an international appraisal firm on the basis of their appraised value.

4. Stock Transactions

On October 3, 2006, MystarU issued 4,000,000 shares at a price of $0.2 per share, resulting in consideration equivalent to $800,000, to World-East Corporation Ltd., for purchasing 100% of the website-mystaru.com.

On October 20, 2006, MyStarU issued 5,300,000 shares at a price of $0.17 per share to Bloomen Ltd. Corporation Ltd. for purchasing 100% of Website-icurls.com, resulting in total consideration equal to $ 901,000.

On October 20, 2006, MyStarU issued 5,400,000 shares at a price of $0.17 per share, resulting in consideration equal to $918,000, to China IPTV Industry Park Holdings Ltd. for purchasing 100% of the website-goongreen.org.

On October 31, 2006, MyStarU issued 5,000,000 shares at a price of $0.14 per share, resulting in consideration equal to $700,000, to Mr LeYi Yang on behalf of IC Star, of which $5,000 is paid for the settlement of the accounts payable related to movie copyrights, while $695,000 is settled in cash.

On October 31, 2006, MyStarU issued 5,000,000 shares at a price of $0.14 per share, resulting in consideration equal to $700,000, to Mr Guiwen Cai on behalf of IC Star MMS Limited to settle the accounts payable related to the purchase of the movie copyrights.

Refer to note 13, stock-based compensation, for stock issuances during the nine months ended June 30, 2007.

MYSTARU.COM, INC. AND SUBSIDIARIES
(Formerly known as Telecom Communications, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2007

5. Accounts Receivable

Accounts receivable concentration at June 30, 2007 was as follows:

June 30 2007

Accounts receivable – affiliate	$1,298,128
Less: allowances for bad debts – affiliate	(772,487)
Sub total	525,641

Accounts receivable – others	9,598,043
Less: allowances for bad debts	(3,319,188)
Sub total	6,278,855

Total	$6,804,496

Concentrations in Accounts Receivable -At June 30, 2007, four accounts receivable, each of which accounted for more than 10% of the Company’s total accounts receivable, with total amounts of $5,635,293, represented 52% of total accounts receivable in the aggregate.

6. Income Tax

British Virgin Islands

The Company’s primary operating subsidiary, Alpha, is incorporated in the British Virgin Islands and, under the current laws of the British Virgin Islands, is not subject to income taxes.

Hong Kong

The Company’s subsidiary, IC Star, is incorporated in Hong Kong and is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. No Hong Kong Profits Tax has been provided in the financial statements as the business of IC Star is carried outside Hong Kong and there was no income derived from or arising in Hong Kong during the period. The applicable Hong Kong statutory tax rate for the nine months ended June 30, 2007 and 2006 is 17.5% for both periods.

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

Income tax provision of $1,440 is provided for the nine months ended June 30, 2007 and no provision for enterprise income tax in the PRC had been made for the nine months ended June 30, 2006 due to the fact that it is exempt from PRC tax, based on the statutory provisions granting a tax holiday for a two year period, as stated above, or for the Company’s operations, for the Company’s years ended September 30, 2006 and 2007. The Company’s first profit taking year was the year ended September 30, 2005, therefore tax will be due to the PRC, if the Company generates PRC taxable income, for the fiscal year ended September 30, 2007.

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. There are no material timing differences and therefore no deferred tax asset or liability at June 30, 2007.

MYSTARU.COM, INC. AND SUBSIDIARIES
(Formerly known as Telecom Communications, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2007

7. Related Party Transactions

a) Names and relationship of related parties

Existing relationships with the Company

TaiKang Capital Management Corporation	Shareholder of the Company

b) Summary of related party transactions

June 30 2007
Sales of products to:
TaiKang Capital Management Corporation	$1,080,000

8. Property, Plant and Equipment

a) Summary of plant and equipment
   Plant and equipment, which are located in the PRC, consisted of the following:

June 30 2007
At cost:
Computer equipment	$157,516
Computer software	8,580,015
Web sites	8,526,184
Motor vehicles	168,121
Furniture, fixtures and equipment	27,412
Leasehold improvements	163,676
Total	17,622,924
Less: accumulated depreciation and amortization	(5,712,105)
Total net book value	$11,910,819

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

b) Acquisition of property and equipment

Website

Mystaru.com- MyStar acquired a website through the issuance of 4,000,000 shares to World-East Corporation Ltd on October 3, 2006. The total cost of the website recorded as the acquisition cost on MyStar’s books was $800,000.

MYSTARU.COM, INC. AND SUBSIDIARIES
(Formerly known as Telecom Communications, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2007

Icurls.com - MyStar acquired a website through the issuance of 5,300,000 shares to Bloomen Ltd. on October 20, 2006. The total cost of the website recorded as the acquisition cost on MyStar’s books was $901,000.

Goongreen.org -MyStar acquired a website through the issuance of 5,4000,000 shares to China IPTV Industry Park Holdings Ltd. on October 20, 2006. The total cost of the website recorded as the acquisition cost on MyStar’s books was $918,000.

9. Minority interest

Minority interest represents the minority stockholders’ proportionate share of 35.4% of the equity of Subaye.com, Inc. The Company’s 64.6% controlling interest requires that Subaye.com’s operations be included in the Consolidated Financial Statements. The 35.4% equity interest of Subaye.com that is not owned by the Company is shown as “Minority interests in consolidated subsidiaries” as of June 30, 2007 at $3,614,925. In addition, 200,000 Series A Convertible Preferred stock outstanding in Subaye.com is shown as minority interests at $780,000. This stock is convertible into 400,000 shares of common stock, at a conversion rate of 2 shares of common stock for every 1 share of preferred stock.

June 30 2007

MI of minority stockholders	$2,834,925
MI of preferred stock	780,000

Minority interest in consolidated subsidiaries	$3,614,925

10. Commitments and Contingencies

Operating Leases - In the normal course of business, the Company leases office space under operating lease agreements. The Company rents office space, primarily for regional sales administration offices, in commercial office complexes that are conducive to administrative operations. The operating lease agreements generally contain renewal options that may be exercised at the Company's discretion after the completion of the base rental terms. In addition, many of the rental agreements provide for regular increases to the base rental rate at specified intervals, which usually occur on an annual basis. As of June 30, 2007, the Company had operating leases that have remaining terms of 12 months. The following table summarizes the Company’s future minimum lease payments under operating lease agreements as of September 30, 2007:

Year ended September 30,

2007	$98,726
2008	218,836

$317,562

The Company recognizes lease expense on a straight-line basis over the life of the lease agreement. Contingent rent expense is recognized as it is incurred. Total rent expense in continuing operations from operating lease agreements was $311,258 and $182,625 for the nine months ended June 30, 2007 and 2006, respectively.

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

MYSTARU.COM, INC. AND SUBSIDIARIES
(Formerly known as Telecom Communications, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2007

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

12. Segment Reporting

The Company has four principal operating segments, which are (1) integrated communications network solutions, (2) import and export trading (3) royalty income from film copyright and (4) provision of internet corporate video services. These operating segments were determined based on the nature of the products and services offered. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company’s chief executive officer and chief financial officer have been identified as the chief decision makers. The Company’s chief operating decision makers direct the allocation of resources to operating segments based on the profitability and cash flows of each respected segment.

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

The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The accounting policies of the business segments are the same as those described in “Note 1: Summary of Significant Accounting Policies.” The following tables show the operations of the Company’s reportable segments:

Nine months ended June 30, 2007	Integrated communications network solutions	Import and export trading	Royalty income from film copy rights	Provision of internet corporate video services	Corporate/ Others	Consolidated Total
Net sales	$1,899,100	$6,744,760	$3,862,310	$4,285,791	$-	$16,791,961
Cost of sales	1,901,041	6,620,945	1,415,305	839,606	-	10,776,897
Segment income (loss) before taxes	(2,614,314)	(2,121)	1,989,041	2,023,037	(3,012,474)	(1,616,831)
Segment assets	6,122,235	2,362,254	7,378,774	7,412,347	2,196,161	25,471,771
Expenditures for segment assets	$20,435	$-	$798,239	$-	$1,819,000	$2,637,674

MYSTARU.COM, INC. AND SUBSIDIARIES
(Formerly known as Telecom Communications, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2007

Nine months ended June 30, 2006	Integrated communications network solutions	Import and export trading	Royalty income from film copy rights	Provision of internet corporate video services	Corporate/ Others	Consolidated Total
Net sales	$10,879,607	$-	$-	$-	$-	$10,879,607
Cost of sales	2,573,644	-	-	-	331,250	2,904,894
Segment income (loss) before taxes	8,439,676	-	(90,165)	-	(3,785,140)	4,564,371
Segment assets	9,892,207	-	105,509	6,674,879	4,166,891	20,839,486
Expenditures for segment assets	$-	$-	$-	$-	$-	$-

13. Stock-based Compensation Expense

The Company issued 3,500,000 shares of the Company’s common stock on July 22, 2005 under the Company’s 2005 Stock Awards Plan to two consultants as part of their compensation, at the then market price of $.24 per share, for a total consideration equal to $840,000. The terms for 1,500,000 of these shares were for the services to be rendered over 17 months, from August 2005 to December 2006. Therefore, the Company amortized the total expense over a 17 month period which resulted in an expense of $41,176 for each month and the total stock-based compensation expense of $243,529 for the nine months ended June 30, 2007.

In connection with the 4,000,000 shares of the Company’s common stock issued on May 1, 2005 to two consultants as part of their compensation at the then market price of $.29 per share, for a total consideration equal to $1,160,000, the Company amortized such consultancy fee as expense over its service period of 24 months commenced from May 1, 2005 which resulted in an expense of $48,333 for each month and the total stock-based compensation expense of $338,334 for the nine months ended June 30, 2007.

In connection with the 3,000,000 shares of the Company’s common stock issued on January 1, 2006 to three consultants as part of their compensation at the then market price of $.50 per share, for a total consideration equal to $1,500,000, the Company amortized the consultancy fee of $1,500,000 over a 12 month period. The terms for these agreements are 12 months starting from January 1, 2006 to December 31, 2006. It resulted in an expense of $125,000 for each month and the total stock-based compensation expense of $375,000 for the nine months ended June 30, 2007.

In connection with the 4,000,000 shares of the Company’s common stock issued on April 20, 2006 to five consultants as part of their compensation at the then market price of $.52 per share, for a total consideration equal to $2,080,000, the Company amortized the consultancy fee of $1,300,000 over a 24 month period. The remaining $780,000 was amortized over a 12 month period. It resulted in an expense of $119,167 for each month for 12 months and the remaining 12 months will have an expense of $54,167. The total stock-based compensation expense for the nine months ended June 30, 2007 was $877,500.

In connection with the 300,000 shares of the Company’s common stock issued on Nov 27, 2006 to Mary Kratka for the company's promotion fee at price of $.26 per share for a total consideration equal to $78,000, the shares are being amortized over 3 months with a stock-based compensation expense of $26,000 each month. The total stock-based compensation expense for the nine months ended June 30, 2007 was $78,000.

In connection with the 250,000 shares of the Company’s common stock issued on Jan 10, 2007 to Mary Kratka for the company's promotion fee at price of $.45 per share for a total consideration equal to $112,500, the shares are being amortized over 12 months with a stock-based compensation expense of $9,375 each month. The total stock-based compensation expense for the nine months ended June 30, 2007 was $56,250.

MYSTARU.COM, INC. AND SUBSIDIARIES
(Formerly known as Telecom Communications, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2007

In connection with the 750,000 shares of the Company’s common stock issued on Jan 31, 2007 to Bon Air Group Limited for the company's promotion at price of $.30 per share for a total consideration equal to $225,000, the shares are being amortized over 12 months with a stock-based compensation expense of $18,700 each month. The total stock-based compensation expense for the nine months ended June 30, 2007 was $93,750.

As a result, the total stock compensation expense reported was $2,062,363 for the nine months ended June 30, 2007.

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

We will target the enterprise multimedia communications market in the PRC where there is significant growth potential. In the PRC, where billions of messages are sent every month, SMS is the basic form of text messaging, but there is a major increase in Multimedia Message Services (“MMS”). MYST's Customer Relations Management Virtual Call Center (“CRM”) provides highly customized, scalable, flexible interactive services, offers clients high value, low cost sales and service solutions using the highly scalable interactive MMS response, interactive voice response and speech recognition solutions.

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

As described above, we are a fully integrated information and entertainment service provider to the PRC market. We sell our products through channel resellers, which are British Virgin Islands (“BVI”) companies and we distribute our products to the SP market in the PRC. Channel resellers supply our content, through various telecommunication providers, to the end users in the PRC. Our products serve the voice, video, data, web and mobile communication markets in the PRC. We have experienced revenue growth in the CRM market, which is the primary deliverable of MYST's TS. Our CRM product combined an extensive network of Chinese contact centers for live operator support, and provides all end users with opt in subscriptions of SMS and MMS. We added 114 stations in 2005, to bring our total business customers and CRM's to over 200 as of December 31, 2006. Our software products are sold to companies with less than 500 employees, inner information resource management and affiliate networks.

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

THE INTEGRATED INFORMATION AND ENTERTAINMENT SERVICE PROVIDER SOFTWARE PRODUCTS

About Total Solutions System - SMS/MMS Call Center & CRM System

Our specialized software product, Total Solutions System, offers integrated communications network solutions and Internet content service in universal voice, video, data, web and mobile communication for interactive media applications, technology and content leaders in interactive multimedia communications. We develop markets and sell a universal media software solution for enterprise-wide deployment of integrated voice, video, data, web, and mobile communication for media applications. Designed around MYST's Internet content and database and integrated into the Information Manager System and SMS/MMS Call Center CRM System core software, the Total Solutions application facilitates the collaboration of key business processes, such as corporate and marketing communications, membership distance interactive programs, product development, customer relationship management and content management, by allowing dispersed enterprise users to collaborate in real time with multimedia message services.

Our business model is built on the integration of strong entertainment and lifestyle content into the Total Solutions System, network database and the application of technology. Network database was established by signing contracts with strategic partners and the database collected all of their Internet and mobile phone users to be the online/offline members in the PRC. Our content was built through our business alliance in which IC Star MMS Limited (formerly known as Sino Super Ltd.), one of our subsidiaries and a network services provider based in Hong Kong, links entertainment and lifestyle information to local communities across the PRC. IC Star, which was originally created as the Star SMS /MMS called "My Star Friends" community, was first invented as a SMS/MMS interactive between IC Star and fans of local artists in the world. By integrating the network database and contents into software that MYST sources from the market, we can leverage the functions of the software and target it to various industries.

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

IT Consultant Services − Guangzhou TCOM Computer Tech by the integration of MYST's Total Solutions into IBS v4.1 and v5.0 Enterprise Suite

Alpha completed stages planned for the integration of MYST's TS, SMS/MMS virtual Call Center CRM Systems, SEO4Mobile and new SME software, developing and distribution operations.

Guangzhou TCOM Computer Tech Ltd. − consisting of Alpha Century Holdings Limited's TS, SMS/MMS virtual Call Center CRM Systems, SEO4Mobile, MoDirect, AdMaxB2Search and IBS v4.1 and v5.0 Enterprise Suite, the internet business service total solution business − combined and operated by TCOM Computer, the new formation is a wholly owned subsidiary of the Company in the PRC. TCOM Computer also integrated the IBS v4.1 and v5.0 Enterprise Suites, which are web enabling updaters of exchange between corporate user content and end user content. As TCOM Computer integrates with the TS business group of MYST, it will strategically invest in the PRC, specifically to address new market dynamics and help SME users get the most from end user content while effectively handling changes in capacity, deal terms and players.

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

Subaye.com − Internet corporate video provider

Subaye.com, Inc. is the leading internet corporate video provider in the PRC, offering a unique Chinese language corporate video sharing platform for both users and customers. We focus on our potential users in the PRC that demand publishing and sharing their corporate video content on-line. Our platform consists of our websites and Subaye alliance network, which is our network of third-party websites.

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

Business Partnership Developments

IC Star began the theatrical screening of the film “Big Movie” (http://ent.sina.com.cn/f/m/bigmovie/index.shtml) in 400 theaters throughout the PRC on December 29, 2006, running through January 20, 2007. The newly launched movie investment, distributions and value-added services business by IC Star's PRC operations, is committed to bringing a variety of unique titles to Chinese markets. Our first release, Big Movie, a joint venture with Hua Xia Films Distributions Limited Beijing, is a template for the future distribution of film in the PRC by MYST. IC Star is also partnering with Sina.com (Nasdaq: SINA) for movie promotion and marketing services.

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

The website is a prototype for state-of-the-art delivery of streaming video performing social education courses in all industries in greater China. The new courseware was developed using our EDU v5.0 Education Management System and is delivered to viewers via the MyStarU platform. The multimedia content is produced using Adobe Flash® video synchronized presentations and demonstrative video clips. Users can view multimedia performing training presentations that include downloadable video files of course materials and are then able to upload their own video files to teachers for analysis, which affords users the opportunity to have questions answered by course teachers.

The website generates revenues through monthly basic membership fees, which we share with our franchisees. In this quarter, MyStarU.com has successfully launched a franchise program and sold 5 master franchise licenses, license fees of $1,000,000 in a one-time offer, signifying the successful progress of the online education franchise program.

MyStarU.com is also working with vocational education companies and Subaye.com 's 10,000 SME members in China to adapt their platforms specifically to suit the unique needs of the vocational education market. MyStarU.com is in co-operation with Sohu.com (http://yule.sohu.com/s2006/bogeboqjhhx/) for promotion and marketing services.

TCOM Computer has completed the integration of all business units of Alpha and 3G Dynasty into cooperation with China Netcom, Guangdong Mobile Communication Co., Limited, a China Mobile Communications Corporation and China Mobile (Hong Kong) Ltd. (NYSE: CHL) to develop entertainment, social education and corporate video online broadband and other wireless contents such as artist profiles, gaming and an SEO4Mobile SMS search engine.

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

We expect the demand for our products described above to increase next year due to the following factors:

1. Multiple Distribution Channels into Chinese Films Market.

IC Star has been successful bringing two movies into the Chinese market, via several different distribution channels, including the internet, mobile phone, TV, VCD/DVD and the theatrical screenings in cinemas across the PRC. We will continue investment to establish our distribution network and acquire more content copyright.

In the past 3 years, the Chinese film market posted an average of 30% annual growth rate. We feel this market will continue significant growth, based on the results of our research.

2. Our New Product Line, SkyeStar.com IPTV operated by TCOM Computer.

We expect SkyeStar.com, the flagship entertainment property of MYST, will be a fast-growing, revenue streaming entity. In the coming months, we will launch SkyeStar.com (“SkyeStar”) on IPTV, with new features that let users access their SkyeStar accounts from IPTV. SkyeStar is a free, members only web site that offers community, email, exclusive music and video downloads, instant messaging, blogs, photos and more. We will generate revenue by advertising, entertainment downloads, pay per view, video−on−demand and VIP membership fees.

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

One of our business partners, ZesTV, Inc. (“ZesTV”) is one of the leading Chinese media and entertainment companies in the development, production, and marketing of entertainment, news and information to a global audience. ZesTV owns and operates a valuable portfolio of news and entertainment networks, a premier motion picture company, significant television production operations, a leading internet entertainment website group, and plans the development of studio branded theme parks. MYST has the first right to buy ZesTV music, films and TV programming copyrights of online content each year and flood openings with SkyeStar members.

MYST will continue discussions with filmmakers for acquisition or strategy investments into motion picture production companies.

3. Many internet users in the PRC seek entertainment

A look at the top internet searches in the PRC for the year suggests that many of the country's 167 million internet users are looking for entertainment content. In 2006, the search data suggested that people crave information about popular culture and want it before newspapers, magazines and TV can provide it. The search data also shows people are attracted to a growing amount of content that is only available online such as games and mp3's. The PRC published a guideline on news websites in September to better regulate the sector and prevent false or distorted information from spreading online. Meanwhile, the PRC also urged websites to register for tightened regulation.

By the end of June 2007, we recorded from users a total of 46 million hits for the on-line viewing of our film “Big Movie: SUBAYE.”

Our investment in our second film in China, "BIG MOVIE 2.0" has been finalized. "BIG MOVIE 2.0" is scheduled to screen in September through October of 2007 nationwide in China. Under the investment agreement, Mystaru exclusively owns the Internet license and copyright of BIG MOVIE 2.0.

4. Continued growth of the mystaru.com website

As described in “Business Partnership Developments” above, we expect continued growth in users and revenue as we enhance the products and services through our mystaru.com website.

Results of Operations

 Income Statement Items

The following table summarizes the results of our operations during the three months ended June 30, 2007 and 2006 and provides information regarding the dollar and percentage increase or (decrease) from the current fiscal period to the prior fiscal period:

	Three Months Ended June 30		Increase/	Percentage Increase/
	2007	2006	(Decrease)	(Decrease)
	(Unaudited)	(Unaudited)
Net revenues	7,394,480	2,779,690	4,614,790	166%
Cost of sales	4,689,552	921,213	3,768,339	409%
Gross profit	2,704,928	1,858,477	846,451	46%
Operating expenses	1,544,529	178,012	1,366,517	768%
Income (Loss) from operations	1,160,399	1,680,465	(520,066)	(31)%
Other income	1,055	153	902	590%
Minority interest in (loss) income of subsidiary	46,727	-	46,727
Income from continued operations	1,207,900	1,680,618	(472,719)	(28)%
Net (loss) from discontinued operations	-	295,533	(295,533)	(100)%
Net (loss) income	1,207,900	1,976,151	(768,251)	(39)%
Other comprehensive income	2,503	(3)	2,506	83533%
Comprehensive income	1,210,403	1,976,148	(765,745)	(39)%

Earnings (loss)per common shares
-Basic	$0.01	$0.02
- Fully diluted	$0.01	$0.02

Weighted average common share Outstanding
-Basic	123,088,000	88,353,000
- Fully diluted	123,088,000	88,353,000

Revenues increased by $4,614,790 due primarily to:

Revenues recorded at $7,394,480 for the three months ended June 30, 2007 compared to $2,779,690 for the same period ended June 30, 2006. The increase of $4,614,790 is due primarily to the enormous increase in the royalty income from the movie copyrights segment and the import and export trading segment, although there was a decrease in the integrated communications network solutions segment. We now have 3 new segments of income compared to the same period ended June 30, 2007. The import and export trading generated $3,035,780, the royalty income from the movie copyrights generated $3,069,921 and the provision of internet corporate video services generated $928,779.

Costs of Sales increased by $3,768,339 due primarily to:

Costs of sales were $4,689,552 for the three months ended June 30, 2007 compared to $921,213 for the same period ended June 30, 2006. Costs of Sales included cost of goods in trading, depreciation and other cost of sales. Cost of trading included all the costs that Panyu M&M incurred in their import and export trading activities in the amount of $2,979,725. Depreciation represented the depreciation and amortization of software, websites and copyright of movies, which related to the revenue of the Company, amounted to $1,496,760. Other costs of sales were the purchase of various contents and other later stage of production from raw contents and costs associated with the performance of our communication services totaling $213,067.

Operating Expenses increased by $1,366,517 due primarily to:

For the three months ended June 30, 2007, we incurred operating expenses of $1,544,529 as compared to $178,012 for the same period ended June 30, 2006. The $1,544,529 incurred as of June 30, 2007 included general operating expenses of $684,976, salaries of $239,950 and allowance of bad debts of 237,587. Stock-Based Compensation Expense had a net increase of $355,209 for the three months ended June 30, 2007.

Other income decreased by $901 due primarily to:

The total other income was $1,055 for the three months ended June 30, 2007 compared to $154 for the same period ended June 30, 2006. The $1,055 includes interest income of $829 other income of $226.

Stock-Based Compensation Expense decreased by $745,821 due primarily to:

The stock-based compensation expense was $355,209 for the three months ended June 30, 2007, compared to $1,101,030 for the same period ended June 30, 2006. The difference of $745,821 is due to expiration of some consulting contracts

Corporate Taxes

Enterprise income tax in the PRC is generally charged at 33% of a company’s assessable profit, in which 30% is a national tax and 3% is a local tax. For foreign investment enterprises established in a Special Economic Zone or Coastal Open Economic Zone which are engaged in production-oriented activities, the national tax rate could be reduced to 15% or 24% respectively. Companies which are incorporated in the PRC are subject to a PRC enterprise income tax at the applicable tax rates on the taxable income as reported in their Chinese statutory accounts in accordance with the relevant enterprise income tax laws applicable to foreign enterprises. Pursuant to the same enterprise income tax laws, the subsidiaries are fully exempted from PRC enterprise income tax for two years starting from the first profit-making year, followed by a 50% tax exemption for the next three years.

Income tax provision of $281 is provided for the three months ended June 30, 2007 and no provision for Enterprise income tax in the PRC had been made for the three months ended June 30, 2006 due to the fact that it is exempt from the PRC tax, based on the statutory provisions granting a tax holiday for a two year period, as stated above, or for the Company’s operations for the three months ended June 30, 2007 and 2006. The Company’s first profit taking year is for the year ended September 30, 2005, and therefore, tax will be due to the PRC, if the Company generates PRC taxable income, for the fiscal year ended September 30, 2007.

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. There are no material timing differences and therefore no deferred tax asset or liability at June 30, 2007.

If all of the above tax holidays and concessions had not been available, we would have paid $0 and $630,000 more in taxes for the three months ended June 30, 2007 and 2006 respectively, since the Company incurred losses during the three months ended June 30, 2007 and 2006.

Nine Months Ended June 30,
2007 and 2006 (Unaudited)

	Nine Months Ended June 30		Increase/	Percentage Increase/
	2007	2006	(Decrease)	(Decrease)
	(Unaudited)	(Unaudited)
Net revenues	16,791,961	10,879,607	5,912,354	54%
Cost of sales	10,776,897	2,904,894	7,872,003	271%
Gross profit	6,015,064	7,974,713	(1,959,649)	(25)%
Operating expenses	7,659,738	3,412,883	4,246,855	124%
Income (Loss) from operations	(1,644,674)	4,561,830	(6,206,504)	(136)%
Other income	27,843	2,541	25,302	996%
Minority interest in (loss) income of subsidiary	(443,778)	-	(443,778)
Income from continued operations	(2,062,049)	4,564,371	(6,626,420)	(145)%
Net (loss) from discontinued operations	-	55,758	(55,758)	(100)%
Net (loss) income	(2,062,049)	4,620,129	(6,682,178)	(145)%
Other comprehensive income	8,038	3	8,035	267833%
Comprehensive income	(2,054,011)	4,620,132	(6,674,143)	(144)%

Earnings (loss)per common shares
-Basic	$(0.02)	$0.05
- Fully diluted	$(0.02)	$0.05

Weighted average common share Outstanding
-Basic	119,271,700	82,040,000
- Fully diluted	119,271,700	88,921,000

Revenues increased $5,912,354 due primarily to:

Revenues were recorded at $16,791,961 for the nine months ended June 30, 2007 compared to $10,879,607 for the same period ended June 30, 2006. The increase of $5,912,354 is due primarily to the increase in sales and numbers of subsidiaries in different segments of income. Currently, we have 3 new segments of income compared for the same period ended June 30, 2006. The import and export trading generated $6,744,760, the royalty income from the movie copyrights generated $3,862,310 and the provision of internet corporate video services generated $4,285,791. The new segment of business brings significant increase of income to the Company.

During the nine months ended June 30, 2007 and 2006, sales of Total Solution System to Taikang Capital Managements Corporation, an affiliate of the Company, amounting to $1,080,000 were classified as Related Party Transactions.

Costs of Sales increased $7,872,003 due primarily to:

Costs of sales were $10,766,897 for the nine months ended June 30, 2007, compared to $2,906,894 for the same period ended June 30, 2006. Costs of Sales included purchase of various contents and other later stage production from raw contents and costs associated with the performance of our communication services. The increase of $7,872,003 was due primarily to the increase in number of our subsidiaries, of which $6,620,945 is used for our import and export trading segment.

We classify the depreciation of software which related to the revenue of the Company, to the cost of sales. Other depreciation expenses related to motor vehicles and office equipments and are stated in Selling, General and Administration Expenses. This had no impact on our prior earnings reported.

Operating Expenses increased $4,246,855 due primarily to:

For the nine months ended June 30, 2007, we incurred operating expenses of $7,659,738, as compared to $3,412,883 for the same period ended June 30, 2006. Operating Expenses included allowance of bad debts of $3,267,636, salaries of $575,735 and stock-based compensation expense of $2,062,363.

Stock-Based Compensation Expense had a net decrease of $613,642 for the nine months ended June 30, 2007 due to expiration of some consulting contracts.

Other income increased $25,302 due primarily to:

The other income was $27,843 for the nine months ended June 30, 2007, compared to $2,541 for the same period ended June 30, 2006. The $27,843includes interest income of $3,763 and other income of $24,080.

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

Income tax provision of $1,440 is provided for the three months ended June 30, 2007 and no provision for Enterprise income tax in the PRC had been made for the three months ended June 30, 2006. The Company had no assessable taxable income in the PRC, due to the fact that it is exempt from PRC tax, based on the statutory provisions granting a tax holiday for a two year period, as stated above, or for the Company’s operations, for the Company’s years ended September 30, 2005 and 2006. Based on the above statutory PRC tax provision, the Company believes that it is remote that any PRC tax liability will be due for the nine months ended June 30, 2007 and 2006.

If all of the above tax holidays and concessions had not been available, we would have paid $420,000 and $2,230,000 more in taxes for the nine months ended June 30, 2007 and 2006 respectively. The basic and diluted net income per share would have been $(0.02) and $(0.02), respectively for the nine months ended June 30, 2007 while the basic and diluted net income per share would have been lower, less than $0.02 and $0.02, respectively for the nine months ended June 30, 2006. As at June 30, 2007, the cumulative effect of such tax holidays and concessions not being granted would be approximately $2,224,669.

OVERALL

We reported net loss for the nine months ended June 30, 2007 of $2,062,049. This translates to overall per-share loss of $0.02 for the nine months ended June 30, 2007.

Liquidity And Capital Resources

We believe that our currently-available working capital, after receiving the aggregate proceeds of our capital raising activities in the first quarter of fiscal year 2007 and collection of our accounts receivable, should be adequate to sustain our operations at least through the end of fiscal year 2008.

As of June 30, 2007, we had a cash balance of $1,171,917 held in the PRC and Hong Kong. We currently have no cash positions in the United States. We have been funding our operations from the receipts from customers and sales of our stock.

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

Net cash used in operations for the nine months ended June 30, 2007 was $685,971. In the future, we may use cash in our operations due to the continuing implementation of our business model and increased expenses from costs associated with being a public company.

Net cash used in investing activities for the nine months ended June 30, 2007 was $7,592 and was used in adding new computers and office equipment.

The Company issued 14,700,000 shares to purchase 3 websites named mystaru.com, icurls.com and goongreen.org. The total amount of consideration was equal to $2,619,000 and was classified and recorded under the category of property, plant and equipment.

Net cash provided by financing activities for the nine months ended June 30, 2007 was $630,013. It represented the issuance of 10,000,000 shares of the Company's common stock, par value $.001 per share, for an aggregate purchase price of $1,400,000, in which $705,000 was used for the settlement of accounts payable for the movie copyrights and $695,000 is settled in cash. It represented repayment to a related party of $64,987.

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

Revenue recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104. Product revenue is recognized when title and risk of ownership have been transferred, provided that persuasive evidence of an arrangement exists, the price is fixed and determinable, remaining obligations are insignificant and collectibility is reasonably assured. Transfer of title and risk of ownership occur when the product is shipped to the customer. Revenue is recorded at the invoiced amount, net of discounts.

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

Accounting for amortization of Copyrights

Amortization of Copyrights- The Company amortizes the License and Agreement asset for the films using the individual-film-forecast-computation method, in accordance with SOP 00-2, which amortizes or accrues (expenses) such costs in the same ratio that current period actual revenue (numerator) bears to estimated remaining unrecognized ultimate revenue as of the beginning of the current fiscal year (denominator). The Company began amortization of the capitalized movie in 2006, when the Company began to recognize revenue from the films. Amortization related to the movie was $1,146,510 for the nine month period ended June 30, 2007, which amounts were included in cost of sales.

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

Allowance for doubtful accounts was $3,267,636 and ($179,190) as of June 30, 2007 and 2006, respectively.

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

Operating Risk

Currently, the Company's revenues are derived from four segments related to integrated communications network solutions, import and export trading, royalty income form movie copyright and membership income from websites. The Company hopes to expand its operations to countries outside the PRC, however, such expansion has not been commenced and there are no assurances that the Company will be able to achieve such an expansion successfully. Therefore, a downturn or stagnation in the economic environment of the PRC could have a material adverse effect on the Company's financial condition.

Products Risk

Our revenue-producing operations are limited and the information available about the Company makes evaluation of the Company difficult. We have conducted limited operations and we have little operating history that permits you to evaluate our business and our prospects based on prior performance. You must consider your investment in light of the risks, uncertainties, expenses and difficulties that are usually encountered by companies in their early stages of development, particularly those engaged in international commerce. In addition to competing with other telecommunication and web companies, the Company may have to compete with larger U.S. companies who have greater funds available for expansion, marketing, research and development and the ability to attract more qualified personnel if access is allowed into the PRC market. If U.S. companies do gain access to the PRC markets in general, they may be able to offer products at a lower price. There can be no assurance that the Company will remain competitive should this occur.

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

A Viable Trading Market for Our Common Stock May Not Develop

Our common stock is currently traded on the Over-the-Counter Bulletin Board under the symbol "MYST". The quotation of our common stock on the OTCBB does not assure that a meaningful, consistent and liquid trading market currently exists. We cannot predict whether a more active market for our common stock will develop in the future. In the absence of an active trading market:

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

PART II

OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

The Company is regularly involved in routine litigation which is incidental to its business.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 10, 2007, the Company issued 250,000 shares of the Company’s common stock issued to Mary Kratka at a price of $.45 per share for a total consideration equal to $112,500.

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

Date: August 21, 2007	MYSTARU.COM, INC.

	By:	/s/ Alan R. Lun
Alan R. Lun
President and Chief Executive Officer

Date: August 21, 2007	By:	/s/ Yan Liu
Yan Liu
Chief Financial Officer