Form 10QSB/A
period 2006-06-30
MyStarU.com,Inc.
filed 2007-08-28
CIK 1139570

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
AMENDMENT NO. 1

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
Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 123,288,000 shares of Common Stock, $.001 Par Value Per Share, outstanding as of August 28, 2007.

Transitional Small Business Disclosure Format (Check One): Yes ☐  No ☒

Explanatory Note:

This Quarterly Report on Form 10-QSB/A is being filed as Amendment Number 1 to our Quarterly Report on Form 10-QSB which was originally filed with the Securities and Exchange Commission (“SEC”) on August 21, 2006. We are filing this form 10-QSB/A to restate our financial statements for the fiscal quarter ended June 30, 2006 to reflect a change in the accounting treatment of the acquisition of Subaye.com and the calculation of minority interest in our consolidated subsidiaries and modify our disclosure on changes in our internal controls.

In addition, we are including currently dated Sarbanes Oxley Act Section 302 and Section 906 certifications of the Chief Executive Officer and Chief Financial Officer that are attached to this Form 10-QSB/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

For the convenience of the reader, this Form 10-QSB/A sets forth the entire Form 10-QSB, which was prepared and relates to the Company as of June 30, 2006. However, this Form 10-QSB/A only amends and restates the items described above to reflect the effects of the restatement and no attempt has been made to modify or update other disclosures presented in our June 30, 2006 Form 10-QSB. Accordingly, except for the foregoing amended information, this Form 10-QSB/A continues to speak as of August 21, 2006 (the original filing date of the June 30, 2006 Form 10-QSB), and does not reflect events occurring after the filing of our June 30, 2006 Form 10-QSB and does not modify or update those disclosures affected by subsequent events. Forward looking statements made in the June 30,2006 Form 10-QSB have not been revised to reflect events, results or developments that have become known to us after the date of the original filing (other than the current restatements described above), and such forward looking statements should be read in their historical context. Unless otherwise stated, the information in this Form 10-QSB/A not affected by such current restatements is unchanged and reflects the disclosures made at the time of the original filing.

PART I. FINANCIAL INFORMATION

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

ITEM 1. FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEET

June 30,
2006
Restated
(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$852,405
Accounts receivable - affiliate	480,000
Accounts receivable- others, less allowance for bad debt of $355,650	2,968,213
Due from related company	238,443
Prepaid expenses	3,597,853
Payment in advance	279,251
Other current assets	458,118
Total current assets	8,874,283

Software acquisition cost	3,000,000
Property, plant and equipment, net	8,596,484
Intangible assets-Goodwill	368,719
Total assets	$20,839,486

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,536,293
Accrued expenses	74,737
Due to related companies	57,513
Other current liabilities	108,912

Total Current Liabilities	1,777,455

Minority interests	3,336,129

Commitments and contingencies (refer to note 7)

Stockholders' equity :
Preferred stock ($0.001 Par Value: 50,000,000 shares authorized;
no shares issued and outstanding)	-
Common stock ($0.001 Par Value: 300,000,000 shares authorized
89,188,000 shares issued and outstanding)	89,188
Additional paid in capital	13,683,489
Deferred stock-based compensation	(4,137,892)
Accumulated other comprehensive income	3,456
Retained earnings	6,087,661
Total stockholders' equity	15,725,902

Total liabilities and stockholders' equity	$20,839,486

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2006	Restated 2005	2006	Restated 2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net revenues - affiliate	$1,080,000	$1,080,000	$360,000	$360,000
- others	9,799,607	5,221,132	2,419,690	2,476,972

	10,879,607	6,301,132	2,779,690	2,836,972
Cost of sales
- Depreciation	1,381,624	1,047,211	446,594	371,456
- Other cost of sales	1,523,270	2,940,827	474,619	1,345,206

	2,904,894	3,988,038	921,213	1,716,662

Gross profit	7,974,713	2,313,094	1,858,477	1,120,310

Operating expenses:
(Recovery) Allowance for bad debt	(170,190)	-	(1,147,264)	-
Depreciation	75,482	21,154	39,109	7,051
Salaries	392,811	-	5,872	-
Stock-based compensation expenses	2,676,005	438,750	1,101,030	146,250
Other selling, general and administrative	438,775	369,742	179,265	159,798

Total operating expenses costs	3,412,883	829,646	178,012	313,099

Income from operations	4,561,830	1,483,448	1,680,465	807,211

Other income/ (expense):
Interest income	2,541	49	153	(96)
Other income	-	-	-	(7,590)
Interest expense	-	(1,614)	-	(388)
Gain on disposal of fixed assets	-	-	-	-

Total other income	2,541	(1,565)	153	(8,074)

Income from continuing operations before income tax	4,564,371	1,481,883	1,680,618	799,137

Income tax expenses	-	-	-	-

Net income after tax	4,564,371	1,481,883	1,680,618	799,137

Income (Loss) from discontinued operations

Gain on disposal of subsidiary	295,533	53,431	295,533	53,431
(Loss) from discontinued operations	(239,776)	(23,272)	-	(23,272)

Net income from discontinued operations	55,757	30,159	295,533	30,159

Net income	4,620,128	1,512,042	1,976,151	829,296

Other comprehensive income
Foreign currency translation difference	3,210	-	3,207-	-

Comprehensive income	$4,623,338	$1,512,042	$1,979,358	$829,296

Earnings per Common Share:
From discontinued operations- basic	$0.0007	$0.0004	$0.0006	$0.0004
From discontinued operations- fully diluted	$0.0006	$0.0004	$0.0005	$0.0004

From continued operations- basic	$0.0560	$0.0210	$0.0220	$0.0110
From continued operations- fully diluted	$0.0520	$0.0190	$0.0220	$0.0100

Weighted Average Common Share:
Outstanding - Basic	82,040,000	71,125,500	88,353,000	70,188,000
Outstanding - Fully diluted	88,921,000	81,125,500	88,353,000	80,188,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended June 30,
	2006	Restated 2005
	(Unaudited)	(Unaudited)

Cash flows from operating activities:

Net cash provided by (used in) operating activities	1,816,722	(399,491)

Cash flows from investing activities:

Cash acquired in acquisition	82,253	-
Sales proceed of disposal of Island Media net of cash	9,454	-
Capital expenditure	(3,273,085)	(2,596,709)

Net cash (used in) investing activities	(3,181,378)	(2,596,709)

Cash flows from financing activities:
Due to a stockholder		18,690
Due to a related party		(79,293)
Repayment of finance lease	(10,199)	(80,444)
Proceeds from loan payable	226,410	-
Proceeds from new issuance of common
Stock	-	3,050,000

Net cash provided by financing activities	216,211	2,908,953

Effect of exchange rate changes in cash	3	(207)

Net (decrease) in cash and cash equivalents	(1,148,442)	(87,454)

Cash and cash equivalents - beginning of period	2,000,847	336,707

Cash and cash equivalents - end of period	$852,405	$249,253

Supplemental disclosure of cash flow information:
Non cash investing and financing activities
Accounts receivable used for acquisition of software	3,000,000	-
Common stock issued for stock based compensation	5,910,000	-

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2006

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
FOR THE NINE MONTHS ENDED JUNE 30, 2006

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
FOR THE NINE MONTHS ENDED JUNE 30, 2006

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
FOR THE NINE MONTHS ENDED JUNE 30, 2006

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
FOR THE NINE MONTHS ENDED JUNE 30, 2006

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
FOR THE NINE MONTHS ENDED JUNE 30, 2006

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
FOR THE NINE MONTHS ENDED JUNE 30, 2006

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

The Company has determined Hong Kong dollars to be the functional currency of Arran, IC Star and 3G Dynasty, Island Media, Talent Leader and the PRC Chinese Yuan Renminbi to be the functional currency of Panyu M&M. The financial statements of the subsidiaries are translated to U.S. dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. The cumulative translation adjustment and effect of exchange rate changes as of June 30, 2006 was $3,456.

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
FOR THE NINE MONTHS ENDED JUNE 30, 2006

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

3.	PROPERTY AND EQUIPMENT

Property and equipment, which is located in the PRC and Hong Kong, consisted of the following at June 30, 2006:

Restated

Computer hardware	$129,202
Computer software	4,897,295
Web site	6,076,344
Copyrights	200,000
Motor vehicles	168,307
Furniture and fixtures	45,782
Leasehold improvements	200,000
Total	11,716,930
Less: accumulated depreciation	(3,120,446)
Property and Equipment - Net	$8,596,484

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2006

4.	BUSINESS ACQUISITIONS

Acquisition of HRDQ, Inc. (“HRDQ”)

On June 28, 2006, the Company acquired 53.92% of the outstanding common stock of $0.001 par value of HRDQ by acquiring 2,024,190 new shares of HRDQ at $0.52 per share. The Company paid a total of $1,060,000 for its interest in the common stock of HRDQ. As part of the total purchase consideration, the Company issued a promissory note of $1,000,000 to HRDQ. At the same date, HRDQ acquired assets by selling 798,747 shares of its common stock to China Dongguan Networks, Inc, at $1.96 each (total consideration of $1,565,544) and 500,000 shares of its common stock to Top Rider Group Limited at $2.2 each. HRDQ (total consideration of $1,100,000).

HRDQ also issued 200,000 Series A Convertible Preferred stock of $0.01 par value to Top Rider Group Limited at $3.3 each with a total consideration of $660,000. These Series A Convertible Preferred Stock is convertible, into 2 shares of Common Stock or a total of 400,000 shares of common stocks. The proceeds from the issuances of HRDQ’s common stock and preferred stock were used primarily to acquire a new website, called Subaye.com (“Website”).

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

Cash	$82,253
Accounts receivables	356,707
Payment in advance	279,251
Website	5,576,344
Property, plant, and equipment	11,605
Liabilities assumed	(4,146,175)
Net assets value of HRDQ at June 28, 2006	$2,159,985

Net assets acquired by TCOM (representing 49% of diluted interest in HRDQ, Inc.)	1,060,000
Purchased consideration	1,060,000

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2006

4.	BUSINESS ACQUISITIONS - (CON’T)

Acquisition of HRDQ, Inc. (“HRDQ”)

The operating results of the Company have been included in our statement of operations from June 28, 2006. The following table presents the unaudited results of operations of the Company as if the acquisition had been consummated as of October 1, 2005:

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
FOR THE NINE MONTHS ENDED JUNE 30, 2006

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
FOR THE NINE MONTHS ENDED JUNE 30, 2006

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

8.	MINORITY INTERESTS

Minority interests comprise:

Minority interests in the subsidiary of HRDQ, Inc.
1,729,627 common stock of $0.01 par value of HRDQ, Inc., representing 41% of diluted interest in HRDQ, Inc.	$2,556,129
200,000 Series A Convertible Preferred stock of $0.01 par value of HRDQ, Inc., representing 10% of diluted interest in HRDQ, Inc.	780,000
$3,336,129

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2006

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

Obligations to purchase copyrights

On December 29, 2005, the Company had signed an agreement with Zestv Features Limited (“Zestv”) to purchase Zestv’s future rights to its music, films and TV programming copyrights of online content. The total obligation to Zestv is $2,500,000. As of June 30, 2006, the Company paid to Zestv a cumulative amount of $1,807,436 and recorded the payments as Other Assets.

On June 13, 2006, the Company had signed an agreement with Zestv Incorporation (Zestv”) to purchase two film’s copy rights of “Xiong Chu Mo” and “Da Dian Ying”, the cost of each film is $1,060,000. The total obligation to Zestv Incorporation is $2,120,000. As of June 30, 2006, the Company paid 50% of the cost amounting to $1,060,000 and recorded the payments as Other Assets. The Company needs to settle the balance of $1,060,000 within 30 days after Zestv Incorporation supplies the rights of using the film to the Company.

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2006

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
FOR THE NINE MONTHS ENDED JUNE 30, 2006

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
FOR THE NINE MONTHS ENDED JUNE 30, 2006

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

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2006

13.	RESTATEMENT OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - JUNE 30, 2006

The Company's interim financial statements have been restated to give effect to the following adjustment:

1)
Pursuant to the SEC comments received after the filing, we reallocated the deferred stock-based compensation-current portion of $3,272,059 under current assets and deferred stock-based compensation of $865,833 under non-current portion and the total sum of $4,137,892 to the deferred stock-based compensation under stockholders’ equity. This had no impact on our prior earnings reported.

2)
Pursuant to the SEC comments received after the filing, we recalculate the amount of the web site of subaye.com which included in the property, plant and equipment in footnotes no. 3 consist of the following journal entries. This had no impact on our prior earnings reported.

HRDQ acquired 60% of subaye.com from Alpha and 40% from China Dongguan Networks, Inc.		As Previous reported June 30, 2006	Restatement Adjustment June 30, 2006	As Restated June 30, 2006
HRDQ paid USD 2,060,000 to Alpha for the consideration for 60% of the website

2.1)	HRDQ issued USD 1,000,000 note payable to Alpha for the website	$1,000,000		$1,000,000

2.2)	HRDQ issued 2,024,192 shares at $0.52 to TCOM (Alpha) which is VIE and it remained $0.52 as the issuance price	1,060,000		1,060,000

HRDQ paid the following as consideration to China Dongguan Networks (CDN) , Inc. for 40% of subaye.com

2.3)	HRDQ issued 798,747 common stock at $0.52 to CDN and now changed to $1.96 for accounting calculation	415,348	1,150,196	1,565,544

2.4)	HRDQ issued 500,000 common stock at $2.2 to Top rider to raise funds to pay CDN and now changed to $1.96 for accounting calculation	1,100,000	(120,000)	980,000

2.5)	HRDQ issued 200,000 preferred stock at$3.3 to Top rider to raise funds to pay CDN and now changed to$3.9 for accounting calculation (1 preferred stock can exchange for 2 common stock)	660,000	120,000	780,000

2.6)	Accounts payable owed to CDN	190,800		190,800
		$4,426,148	$1,150,196	$5,576,344
	Elimination of the negative goodwill to the amount of the web site	(720,436)	720,436	-
	Subaye.com - cost of website	$3,705,712	$1,870,632	$5,576,344
	Add: other web site	500,000		500,000
	The total amount of web site recorded in the property plant and equipment in footnotes no. 3	$4,205,712		$6,076,344

3)	Pursuant to the SEC comments received after the filing, we recalculate the amount of the minority interest in consolidated subsidiaries. This adjustment has no impact on our prior earnings reported.

The Company recalculated the website cost and the elimination of negative goodwill described above results in a recalculation of the Minority Interest as described below. The minority interest will be the actual capital contribution by the minority stockholders to HRDQ and the actual capital contribution by the 200,000 Series A Convertible Preferred stock outstanding in HRDQ.

	As Previous reported June 30, 2006	Restatement Adjustment June 30, 2006	As Restated June 30, 2006

MI of minority stockholders contributed to common stock	$885,594	1,670,535	$2,556,129
Loss of HRDQ shared by minority shareholders
MI of preferred stock	214,391	565,609	780,000

Minority interest in consolidated subsidiaries	$1,099,985	2,236,144	$3,336,219

4)	Goodwill related to the customer list of Panyu M&M of $368,719

The Company did not assign any valuation on the customer list of Panyu M&M in the financial statements for the period ended June 30, 2006 and the customer list was nil value. The Company appointed an independent appraisal company to conduct an independent valuation on the Goodwill of Panyu M&M at the year end audit. Now, the Company allocated $368,719 (the excess between the cost of acquired Panyu M&M of $500,000 and the preliminary estimated fair value of net assets acquired) to the goodwill of the Company and recorded under intangible assets.

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2006

13.	RESTATEMENT OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - JUNE 30, 2006

Restatement of Interim Condensed Balance Sheet as at June 30, 2006

	As Previously Reported June 30, 2006		Restatement Adjustment June 30, 2006		As Restated June 30, 2006
Current Assets:
Cash	$852,405				$$852,405
Accounts receivable - related company	480,000				480,000
- others, less allowance for bad debts of $355,650	2,968,213				2,968,213
Due from related companies	238,443				238,443
Deferred stock-based compensation-current portion	3,272,059	(1)		(3,272,059)	-
Prepaid expenses	3,597,853				3,597,853
Payment in advance	279,251				279,251
Other current assets	458,118				458,118

Total Current Assets	12,146,342				8,874,283

Software acquisition cost	3,000,000				3,000,000
Property, plant and equipment, net	6,725,852	(2.6)		1,867,425	8,593,277
Deferred stock-based compensation-non-current portion	865,833	(1)		(865,833)	-
Intangible assets-Goodwill	-	(4)		368,719	368,719

Total Assets	$22,738,027				$20,839,486

Current liabilities:	$1,536,293		$		$1,536,293
Accounts payable	74,737				74,737
Accrued expenses	57,513				57,513
Due to related companies	108,912				108,912

Total Current Liabilities	1,777,455				1,777,455

Minority interest in consolidated subsidiaries	1,099,985	(3)		2,236,144	3,336,1299

Commitments and contingencies (Note 12)

Stockholders’ Equity
Preferred stock ($0.001 Par Value: 50,000,000 shares authorized; no shares issued and outstanding)
Common stock ($0.001 Par Value: 300,000,000 shares authorized; 97,088,000 shares issued and outstanding)	89,188				89,188
Additional paid in capital	13,683,489				13,683,489
Deferred stock-based compensation		(1)		(4,137,892)	(4,137,892)
Accumulated other comprehensive income	249			3,207	3,456
Retained earnings	6,087,661				6,087,661

Total Stockholders’ Equity	19,860,587				15,725,902

Total Liabilities and Stockholders’ Equity	$22,738,027				$20,839,486

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2006

14.	RESTATEMENT OF PRIOR INTERIM CONDENSED FINANCIAL STATEMENTS - JUNE 30, 2005

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

The following is a summary of the restatements for the nine months ended June 30, 2005

	Adjustment no:	Increase/(Decrease) in Current Earnings
Reclassification of the depreciation expenses on the software that sold to customers to cost of sales	2	$(1,047,211)
Transfer of the depreciation which included in other selling, general and administrative to cost of sales and depreciation	2	1,047,211
Stock-based compensation expenses charged to Statement of Operation	3	(438,750)

Total decrease in the current earnings for the nine months ended June 30, 2005		(438,750)

Credit to acquisition cost of the 20% interest of IC Star in 2004 and debit to the additional paid in capital	1	8,126,917
Transfer to deferred stock-based compensation	3	731,250

Total increase in retained earnings as at September 30, 2004		8,858,167

Total increase in retained earnings as at June 30, 2005		$8,419,417

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2006

14.	RESTATEMENT OF PRIOR INTERIM CONDENSED FINANCIAL STATEMENTS - JUNE 30, 2005 -CON’T

The following is a summary of the restatements for the three months ended June 30, 2005

	Adjustment no:	Increase/(Decrease) in Current Earnings
Reclassification of the depreciation expenses on the software that sold to customers to cost of sales	2	$(371,456)
Transfer of the depreciation which included in other cost of sales to cost of sales and depreciation	2	371,456
Stock-based compensation expenses charged to Statement of Operation	3	(146,250)

Total decrease in the current earnings for the three months ended June 30, 2005		(146,250)

Restatement of Interim Condensed Balance Sheet as at June 30, 2005

	As Previously reported June 30, 2005	Restatement Adjustment June 30, 2005	As restated June 30, 2005
ASSETS

Current assets:
Cash and cash equivalents	$249,253		$249,253
Accounts receivable - affiliate	700,000		700,000
Accounts receivable	4,015,489		4,015,489
Prepaid expenses and other current assets	82,690		82,690

Total current assets	5,047,432		5,047,432

Property, plant and equipment, net	3,764,304		3,764,304

Total assets	$8,811,736		$8,811,736

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$994,252		$994,252
Accrued expenses	51,194		51,194
Due to related party	18,690		18,690
Other loan	86,051		86,051

Total Current Liabilities	1,150,187		1,150,187

Stockholders' equity :
Preferred stock ($.001 Par Value: 50,000,000 shares authorized; no shares issued and outstanding)	-		-
Common stock ($.001 Par Value: 300,000,000 shares authorized: 73,688,000 shares issued and outstanding)	73,688		73,688
Additional paid in capital	15,075,906	(8,126,917)	6,948,989
Deferred stock-based compensation	-	(292,500)	(292,500)
Accumulated other comprehensive income	249		249
Retained earnings	(7,488,294)	8,419,417	931,123

Total stockholders' equity	7,661,549		7,661,549
Total liabilities and stockholders' equity	$8,811,736		$8,811,736

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2006

14.	RESTATEMENT OF PRIOR INTERIM CONDENSED FINANCIAL STATEMENTS - JUNE 30, 2005 -CON’T

Restatement of Interim Statement of Operation and Comprehensive Loss for
the Nine months ended June 30, 2005

	As Previously reported June 30, 2005	Restatement Adjustment June 30, 2005	As restated June 30, 2005

Revenue:
Net revenues - affiliate	$1,080,000		$1,080,000
- others	5,221,132		5,221,132
	6,301,132		6,301,132
Cost of sales
Depreciation	-	1,047,211	1,047,211
Other cost of sales	3,988,038	(1,047,211)	2,940,827
	3,988,038		3,988,038

Gross profit	2,313,094		2,313,094

Operating expenses:
Depreciation	21,154		21,154
Stock-based compensation expenses	-	438,750	438,750
Other selling, general and administrative	369,742		369,742

Total operating expenses costs	390,896		829,646

Income from operations	1,922,198		1,483,448

Other income/ (expense):
Interest income	49		49
Interest expense	(1,614)		(1,614)

Total other income / (expense)	(1,565)		(1,565)

Income from continuing operations	$1,920,633		$1,481,883

Income (Loss) from discontinued operations
Gain on disposal of subsidiary	53,431		53,431
(Loss) from discontinued operations	(23,272)		(23,272)

Net income from discontinued operations	30,159		30,159

Net income	1,950,792		1,512,042

Other comprehensive income
Foreign currency translation difference	-		-

Comprehensive income	$1,950,792		$1,512,042

Earnings per Common Share:
Discontinued operations
Basic	$0.0004		$0.0004
Fully diluted	$0.0004		$0.0004

Continued operations
Basic	0.027		0.021
Fully diluted	0.024		0.019

Weighted Average Common Share:
Outstanding - Basic	71,125,500		71,125,500
Outstanding - Fully diluted	81,125,500		81,125,500

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2006

14.	RESTATEMENT OF PRIOR INTERIM CONDENSED FINANCIAL STATEMENTS - JUNE 30, 2005 -CON’T

Restatement of Interim Statement of Income and Comprehensive Income
for the three months ended June 30, 2005

	As Previously reported June 30, 2005	Restatement Adjustment June 30, 2005	As restated June 30, 2005

Revenue:
Net revenues - affiliate	$360,000		$360,000
- others	2,476,972		2,476,972
	2,836,972		2,836,972
Cost of sales
Depreciation	-	371,456	371,456
Other cost of sales	1,716,662	(371,456)	1,345,206
	1,716,662		1,716,662

Gross profit	1,120,310		1,120,310

Operating expenses:
Depreciation	-	7,051	7,051
Stock-based compensation expenses	-	146,250	146,250
Other selling, general and administrative	166,849	(7,051)	159,798

Total operating expenses costs	166,849		313,099

Income from operations	953,461		807,211

Other income/ (expense):
Interest income	(96)		(96)
Other income	(7,590)		(7,590)
Interest expense	(388)		(388)

Total other income / (expense)	(8,074)		(8,074)

Income from continuing operations	$945,387		$799,137

Income (Loss) from discontinued operations
Gain on disposal of subsidiary	53,431		53,431
(Loss) from discontinued operations	(23,272)		(23,272)

Net income from discontinued operations	30,159		30,159

Net income	975,546		829,296

Other comprehensive income
Foreign currency translation difference	-		-

Comprehensive income	$975,546		$829,296

Earnings per Common Share:
Discontinued operations
Basic	$0.0004		$0.0004
Fully diluted	$0.0004		$0.0004

Continued operations
Basic	0.013		0.011
Fully diluted	0.012		0.010

Weighted Average Common Share:
Outstanding - Basic	70,188,500		70,188,000
Outstanding - Fully diluted	80,188,500		80,188,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Explanatory Note

The filing of the original 10-QSB resulted in four SEC comment letters, the first comment letter from the SEC was dated January 25, 2006. In response to the SEC comment letters received and the subsequent follow up comment letters from the SEC, we are making the appropriate restatements to the accompanying financial statements as well as the appropriate changes in the presentation and disclosure of certain items in the June 30, 2006 Form 10-QSB previously filed. The Company therefore is filing this amended Form 10-QSB/A to reflect the comments made by the SEC. See Note 11 to the accompanying Restated Financial Statements to this 10QSB/A filing for a complete description and list of the restatements and changes to the disclosures made to the original 10-QSB filed on May 15, 2006.

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

Results of Operations

Income Statement Items

The following table summarizes the results of our operations during the three months and nine months ended June 30, 2006 and 2005 and provides information regarding the dollar and percentage increase or (decrease) from the current fiscal period to the prior fiscal period:

Three Months Ended June 30, 2006 and 2005 (Unaudited)

	6/30/2006	6/30/2005	Increase (Decrease )	Percentage Increase (Decrease )
Revenues	$2,779,690	$2,836,972	$(57,282)	(2	) %
Cost of sales	921,213	1,716,662	(795,449)	(46	) %
Gross profit	1,858,477	1,120,310	738,167	66%
Operating expenses	178,012	313,099	(135,087)	(43	) %
Other income (expenses)	153	(8,074)	8,227	102%
Income from continuing operations	$1,680,618	$799,137	$881,481	110%
Net income from discontinued operations	295,533	30,159	265,374	880%
Net income	1,976,151	829,296	1,146,855	138%
Other comprehensive income	-	-
Comprehensive income	1,976,151	829,296	1,146,855	138%

Earnings per common share
- Basic	$0.022	$0.012
- Fully diluted	$0.022	$0.010

Weighted average common share Outstanding
- Basic	88,353,000	70,188,000
- Fully diluted	88,353,000	80,188,000

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

Costs of Sales decreased $795,449 due primarily to:

Costs of sales were $921,213 for the three months ended June 30, 2006 compared to $1,716,662 for the same period ended June 30, 2005. Costs of Sales included depreciation and other cost of sales. Depreciation represented the depreciation of software which related to the revenue of the Company. Other costs of sales were the purchase of various contents and other later stage production from raw contents and costs associated with the performance of our communication services. The decrease of $795,449 included the decrease of other cost of sales of $870,587 was due primarily to the drop of purchase of content and the drop of initial costs of equipment provided together with the package offered and there was an increase of depreciation of $75,138 due to the Company purchased of software for the production of income.

Operating Expenses decreased $135,087 due primarily to :

For the three months ended June 30, 2006, we incurred operating expenses of $178,012 as compared to $313,099 for the same period ended June 30, 2005. The decrease of $135,087 is due primarily to the recovery of bad debts of $1,147,264 and stock-based compensation expense of $1,101,030.

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

Stock-Based Compensation Expense had a net increase of $954,780 for the three months ended June 30, 2006 due to compensation to chief executive officer and four vice presidents and new consultants.

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

Nine Months Ended June 30, 2006 and 2005 (Unaudited)

	6/30/2006	6/30/2005	Increase (Decrease )	Percentage Increase (Decrease )

Revenues	$10,879,607	$6,301,132	$4,578,475	73%
Cost of sales	2,904,894	3,988,038	(1,083,144)	(27)%
Gross profit	7,974,713	2,313,094	5,661,619	245%
Operating expenses	3,412,883	829,646	2,583,237	311%
Other income (expenses)	2,541	(1,565)	4,106	262%
Income from continuing operations	4,564,371	1,481,883	3,082,488	208%
Net income from discontinued operations	55,757	30,159	25,598	85%
Net income	4,620,128	1,512,042	3,108,086	206%
Other comprehensive income	3	0	3	%
Comprehensive income	$4,620,131	$1,512,042	$3,108,089	206%
				%
Earnings per common share
- Basic	$0.056	$0.021
- Fully diluted	$0.052	$0.019

Weighted average common share Outstanding
- Basic and fully diluted	82,040,000	71,125,500
- Fully diluted	88,921,000	81,125,500

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

As of June 30, 2006, we had signed sales contracts with approximately 6 major clients, which generated total revenue of $10,879,607 to the Company and represented total of our revenue. The loss of these customers, individually or in the aggregate, could have a material impact on our results of operations. The sales   contracts have proven out our current business model and have shown us that we have customer acceptance for our products in the PRC telecommunications market. It is our present expectation that the integrated Internet and value-added telecommunication service market that we serve is an expanding market in the PRC and our customer base and number of sales contracts should increase in fiscal year 2006.

During the nine months ended June 30, 2006 and 2005, sales of Total Solution System to Taikang Capital Managements Corporation, an affiliate of the Company, amounting to $1,080,000 were classified as Related Party Transactions.

Costs of Sales decreased $1,083,144 due primarily to :

Costs of sales were $2,904,894 for the nine months ended June 30, 2006 compared to $3,988,038 for the same period ended June 30, 2005. Costs of Sales included depreciation and other cost of sales. Depreciation represented the depreciation of software which related to the revenue of the Company. Other cost of sales was the purchase of various contents and other later stage production from raw contents and costs associated with the performance of our communication services. The decrease of $1,083,144 included the decrease of other cost of sales of $1,417,557 was due primarily to the drop of purchase of content and the drop of initial costs of equipment provided together with the package offered and there was an increase of depreciation of $334,413 due to the Company purchased of software for the production of income.

Operating Expenses increased $2,583,237 due primarily to :

For the nine months ended June 30, 2006, we incurred operating expenses of $3,412,883 as compared to $829,646 for the same period ended June 30, 2005. Operating Expenses included recovery of bad debts of $170,190, salary of $392,811 and stock-based compensation expense of $2,676,005.

Stock-Based Compensation Expense had a net increase of $2,237,255 for the nine months ended June 30, 2006 due to the compensation of vice presidents and chief executive officer and new consultants.

The other income was $2,541 for the nine months ended June 30, 2006 compared to ($1,565) for the same period ended June 30, 2005. The $2,541 was interest income.

Income from discontinued operations increased $ 25,598 due primarily to:

For the nine months ended June 30, 2006, we incurred net income from discontinued operations $55,757 for the nine months ended June 30, 2006 as compared to $30,159 for the same period ended June 30, 2005. Income from discontinued operations included $295,533 of gain on disposal of subsidiary and $239,776 loss from discontinued operations. The disposal of subsidiary represents we sold all the interests in Island Media.

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

OVERALL

We reported net income for the nine months ended June 30, 2006 of $4,564,371. This translates to overall per-share profit of $0.056 for the nine months ended June 30, 2006.

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

Cash Flows

Net cash provided by operations for the nine months ended June 30, 2006 was $2,416,723. It is due primarily to the increase in accounts receivable of $121,157 and the increase in prepaid expense of $2,626,663. Net cash used in investing activities for the nine months ended June 30, 2006 was $3,873,085 for acquiring software. Net cash provided by financing activities for the nine months ended June 30, 2006 was $216,211. It represented proceeds from loan payable of $ 226,410 and repayment of finance lease of $10,199.

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

ITEM 3. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for us. Based upon such officers' evaluation of these controls and procedures as of a date within 90 days of the filing of this Quarterly Report, and subject to the limitations noted hereinafter, the Certifying Officers have concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in this Quarterly Report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

The Certifying Officers have also indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Our management, including each of the Certifying Officers, does not expect that our disclosure controls or our internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Management is currently evaluating specific ways to tighten controls over all aspects of financial reporting, and will implement changes to ensure that our controls and procedures are adequate and effective.

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

TELECOM COMMUNICATIONS, INC.

Date: August 28, 2007	By:	/s/ Alan R. Lun
Alan R. Lun
President and CEO (Principal Executive Officer)

Date: August 28, 2007	By:	/s/ Yan Liu
Yan Liu
Principal Financial and Accounting Officer