Form 10KSB/A
period 2006-09-30
MyStarU.com,Inc.
filed 2007-08-28
CIK 1139570

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
AMENDMENT NO.1

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

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

Transitional Small Business Disclosure Format (check one) Yes ☐   No ☑

Number of shares of common stock outstanding as of August 28, 2007: 123,288,000 shares common stock

Number of shares of preferred stock outstanding as of August 28, 2007: None

TELECOM COMMUNICATIONS, INC.

TABLE OF CONTENTS TO ANNUAL REPORT
ON FORM 10-KSB
YEAR ENDED SEPTEMBER 30, 2006

Explanatory Note:

This Annual Report on Form 10-KSB/A is being filed as Amendment Number 1 to our Annual Report on Form 10-KSB which was originally filed with the Securities and Exchange Commission (“SEC”) on January 17, 2007. We are filing this form 10-KSB/A to restate our financial statements for the fiscal year ended September 30, 2006 to reflect a change in the accounting treatment of the acquisition of Subaye.com and the calculation of minority interest in our consolidated subsidiaries.

In addition, we are including currently dated Sarbanes Oxley Act Section 302 and Section 906 certifications of the Chief Executive Officer and Chief Financial Officer that are attached to this Form 10-KSB/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

For the convenience of the reader, this Form 10-KSB/A sets forth the entire Form 10-KSB, which was prepared and relates to the Company as of September 30, 2006. However, this Form 10-KSB/A only amends and restates the items described above to reflect the effects of the restatement and no attempt has been made to modify or update other disclosures presented in our September 30, 2006 Form 10-KSB. Accordingly, except for the foregoing amended information, this Form 10-KSB/A continues to speak as of January 17, 2007 (the original filing date of the September 30, 2006 Form 10-KSB), and does not reflect events occurring after the filing of our September 30, 2006 Form 10-KSB and does not modify or update those disclosures affected by subsequent events. Forward looking statements made in the September 30, 2006 Form 10-KSB have not been revised to reflect events, results or developments that have become known to us after the date of the original filing (other than the current restatements described above), and such forward looking statements should be read in their historical context. Unless otherwise stated, the information in this Form 10-KSB/A not affected by such current restatements is unchanged and reflects the disclosures made at the time of the original filing.

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

Guangzhou TCOM Computer Tech Ltd. (“GTCT”) -- consisting of Alpha Century Holdings Limited’s TS, SMS/MMS virtual Call Center CRM Systems, SEO4Mobile, MoDirect, AdMaxB2Search and IBS v4.1 and v5.0 Enterprise Suite, the internet business service total solution business -- combined and operated by GTCT, the new formation is a wholly-owned subsidiary of the Company in the PRC. GTCT also integrated the IBS v4.1 and v5.0 Enterprise Suites, which are web enabling updaters of exchange between corporate user content and end user content. As GTCT integrates with the TS business group of TCOM, it will strategically invest in the PRC, specifically to address new market dynamics and help SME users get the most from end user content while effectively handling changes in capacity, deal terms and players.

The integration expertise we gained through the successful launch of GTCT, and the IBS v5.0 Enterprise Suite gives us confidence in our core business organization to the SME market, the potential for our total solution business, and the achievement of synergies we identified as part of our strategic investment efforts.

IC Star MMS

IC Star MMS Limited (“IC Star”), a wholly-owned subsidiary of the Company, began to establish a film distribution network with the purchase of the copyrights to certain films in March 2006. IC Star will distribute the films, through multiple distribution channels into the Chinese film market, including through the internet, mobile phone, TV, VCD/DVD and the theatrical screening in cinemas across in the PRC.

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

Because of the limitation of PRC laws to the foreign ownership of companies that provide internet content and advertising services, in order to comply with these foreign ownership restrictions, we operate our websites and provide online advertising services in the PRC through GTCT. GTCT holds the licenses and approvals necessary to operate our websites and to provide e-commerce online advertising services in the PRC. We have contractual arrangements with GTCT and its shareholders pursuant to which we provide technology consulting services and license our registered domain names, trademarks and certain software to GTCT. Through these contractual arrangements, we also have the ability to substantially influence GTCT’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholder approval. As a result of these contractual arrangements, which enable us to control GTCT’s business, we are considered the primary beneficiary of GTCT.

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

Business Partnership Developments

IC Star has begun the theatrical screening of the film BIG MOVIE (http://ent.sina.com.cn/f/m/bigmovie/index.shtml) in 400 theaters throughout the PRC beginning on December 29th, and running through January 20th, 2007. The newly launched movie investment, distributions and value-added services business by IC Star's PRC operations, is committed to bringing a variety of unique titles to Chinese markets. Our first release, BIG MOVIE, a joint venture with Hua Xia Films Distributions Limited Beijing, is a template for the future distribution of film in the PRC by TCOM. IC Star is also partnering with Sina.com (Nasdaq: SINA) for movie promotion and marketing services.

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

Revenues increased by $6,474,184 due primarily to:

Revenues were $15,546,181 for the year ended September 30, 2006 compared to $9,071,997 for the year ended September 30, 2005. The increase of $6,474,184 is due primarily to the increase in revenue from the integrated communications network solutions provided by TCOM and export trading business from Panyu M&M.

On April 1, 2006, TCOM acquired a 53.92% interests in Panyu M&M indirectly through the acquisition of a subsidiary, HRDQ. As a result, revenue of $2,868,074 was generated from this new acquired subsidiary.

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

Corporate tax

Enterprise income tax in PRC is generally charged at 33% of a company’s assessable profit, in which 30% is a national tax and 3% is a local tax. The Company’s subsidiaries incorporated in the PRC are subject to PRC enterprise income tax at the applicable tax rates on the taxable income as reported in their Chinese statutory accounts in accordance with the relevant enterprise income tax laws applicable to foreign enterprises. Pursuant to the same enterprise income tax laws, the Company’s subsidiaries are fully exempted from PRC enterprise income tax for two years starting from the first profit-making year, followed by a 50% tax exemption for the next three years.

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

Since 1978, the PRC's government has been and is expected to continue reforming its economic and political systems. These reforms have resulted in and are expected to continue to result in significant economic and social development in the PRC. Many of the reforms are unprecedented or experimental and may be subject to change or readjustment due to a number of political, economic and social factors. We believe that the basic principles underlying the political and economic reforms will continue to be implemented and provide the framework for the PRC's political and economic system. New reforms or the readjustment of previously implemented reforms could have a significant negative effect on our operations. Changes in the PRC's political, economic and social conditions and governmental policies which could have a substantial impact on our business include:

•  new laws and regulations or new interpretations of those laws and regulations;

• the introduction of measures to control inflation or stimulate growth;

• changes in the rate or method of taxation;

•  the imposition of additional restrictions on currency conversion and remittances abroad; and

•  any actions which limit our ability to conduct lottery operations in the PRC.

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

Yaofu Su, Vice President, Director

Mr. Su joined the Company in 2004, and his present position is vice president of the Company and the Chief Executive Officer of HRDQ Group, Inc.(“HRDQ”). HRDQ is a holding company that owns and operates an e-commerce website and trading company that is a majority-owned subsidiary of the Company since June 2006. From January 2005 through present, Mr.Su is the Multimedia Technology Director of 3G Dynasty Inc.("3G"). 3G is an internet and wireless communications content services company that is a wholly-owned subsidiary of the Company. From March 2004 to December 2004, Mr.Su was the multimedia content production manager of IC Star MMS Limited, a wholly-owned subsidiary of the Company. From September 2001 to February 2004, he studied computer system application at Guangdong Industrial University.

Hongtao Zhang, Director

Mr. Zhang joined the Company in 2003, and his present position is Chief Executive Officer of Guangzhou TCOM Computer Technology Limited a PRC limited liability company that is a wholly-owned subsidiary of the Company. From June 2004 to May 2006, Mr. Zhang was the IT Director of Alpha Century Holdings Limited ("Alpha"). Alpha is an IT and communications solution services company that is a wholly owned subsidiary of the Company. From May 2003 to May 2004, Mr. Zhang was the webmaster of IC Star MMS Limited, a wholly-owned subsidiary of the Company. From July 2001 to April 2003, Zhang was the computer programmer of New Tech Developments Group in Guangzhou.

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

ITEM 10. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth information relating to all compensation awarded to, earned by or paid by us during the past three fiscal years to (a) our Chief Executive Officer and (b) each of our executive officers who earned more than $100,000 during the last three fiscal periods ended September 30, 2006, 2005 and 2004:

	Annual Compensation			Long-Term Compensation
Name and Principal Position	Year	Salary($)	Bonus($)	Securities Underlying Options
Tim T. Chen Chief Executive Officer, President and Director	2006 2005 2004	$780,000 -0- -0-	-0- -0- -0-	— — —

Victor, Z. Li Chief Financial Officer, Controller, Secretary, Treasurer and Director	2006 2005 2004	$490,000 -0- -0-	-0- -0-	— —

Yaofu Su Vice President, Director	2006 2005 2004	$312,000$- -0- -0-	0 -0-	— — —

Yan Liu Vice President, Chief Operating Officer and Director	2006 2005 2004	$364,000$- -0- -0-	-0- -0-	— — —

Hongtao Zhang Director	2006 2005 2004	$312,000$- -0- -0-	0 -0-	— — —

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
Alan R. Lun Director and CEO (Principal Executive Officer)

Date: August 28, 2007	By:	/s/ Yan Liu
Yan Liu Principal Financial and Accounting Officer

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F1
Consolidated Balance Sheet as of September 30, 2006	F2
Consolidated Statements of Income and Comprehensive Income for the years ended September, 2006 and 2005	F3
Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2006 and 2005	F4
Consolidated Statements of Cash Flows for the years ended September 30, 2006 and 2005	F5
Notes to Consolidated Financial Statements for the years ended September 30, 2006 and 2005	F6-F26

1

Douglas W. Child, CPA
Marty D. Van Wagoner, CPA
J. Russ Bradshaw, CPA
William R. Denney, CPA
Roger B. Kennard, CPA
Russell E. Anderson, CPA
Scott L. Farnes

1284 W. Flint Meadow Dr. #D
Kaysville, Utah 84037
Telephone 801.927.1377
Facsimile 801.927.1344

5296 S. Commerce Dr. #300
Salt Lake City, Utah 84107
Telephone 801.281.4700
Facsimile 801.281.4701

Suite B, 4F
North Cape Commercial Bldg.
388 King’s Road
North Point, Hong Kong

www.cpaone.net

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
MyStarU.com, inc. (f.k.a. Telecom Communications, Inc.)
Times Square, Hong Kong

We have audited the accompanying consolidated balance sheet of MyStarU.com, inc. (f.k.a Telecom Communications, Inc.) (the Company) as of September 30, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended September 30, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting, as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MyStarU.com, inc. (f.k.a Telecom Communications, Inc.) as of September 30, 2006, and the results of its consolidated operations, stockholders' equity, and its cash flows for the years ended September 30, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

Since our previous report dated January 12, 2007 as described in note 19, certain amounts related to the valuation of goodwill and minority interest have been reevaluated by the Company. However, the Company has restated the consolidated financial statements to reflect these amounts.
/s/ Child, Van Wagoner & Bradshaw, PLLC

Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah

January 12, 2007, except for note 19 which is dated August 27, 2007.

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

September 30, 2006

Restated
(Unaudited)
ASSETS
Current Assets:
Cash	$1,211,542
Accounts receivable - related company	840,000
- others, less allowance for bad debts of $883,220	3,524,929
Due from related companies	247,833
Prepaid expenses	2,546,955
Other current assets	253,029

Total Current Assets	8,624,288

Property, plant and equipment, net	11,515,723
Intangible assets	2,824,051

Total Assets	$22,964,062

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,120,721
Accrued expenses	83,857
Due to related companies	57,854

Total Current Liabilities	4,262,432

Total Liabilities	4,262,432

Minority interest in consolidated subsidiaries	3,261,308

Commitments and contingencies (Note 12)

Stockholders’ Equity
Preferred stock ($0.001 Par Value: 50,000,000 shares authorized;	-
no shares issued and outstanding)
Common stock ($0.001 Par Value: 300,000,000 shares authorized;	97,088
97,088,000 shares issued and outstanding)
Additional paid in capital	15,893,589
Deferred stock-based compensation	(3,089,863)
Accumulated other comprehensive income	247
Retained earnings	2,539,261

Total Stockholders’ Equity	15,440,322

Total Liabilities and Stockholders’ Equity	$22,964,062

See accompanying notes to consolidated financial statements

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended
	September 30
	2006	2005
Net Revenue - affiliate	$1,440,000	$1,440,000
- others	14,106,181	7,631,997
Total Revenue	15,546,181	9,071,997
Cost of sales	6,621,878	5,064,723
Gross Profit	8,924,303	4,007,274

Operating Expenses
Allowance for bad debts	357,380	525,840
Salaries	564,292	252,249
Other selling, general and administrative expenses	1,035,010	565,180
Impairment loss	1,530,000	-
Stock-based compensation expense	4,516,034	667,353
Total operating expenses	8,002,716	2,010,622
Income from operations	921,587	1,996,652

Other Income and (Expenses)
Interest income	2,777	699
Other income	16,786	4,946
Interest expenses	-	(4,004)
Total other income (expenses)	19,563	1,641
Income from continuing operations before income taxes	941,150	1,998,293

Income taxes	-	-
Income from continuing operations before minority interest	941,150	1,998,293
Minority interest in income of subsidiary	74,821	20,000
Income from continuing operations	1,015,971	2,018,293

Income / (loss) from discontinued operations,
- Gain on disposal of subsidiary	295,533	53,431
- Net (loss) from the discontinued operations of subsidiaries	(239,776)	(23,272)
Income from discontinued operations	55,757	30,159
Net income	1,071,728	2,048,452
Foreign currency translation difference	1	113
Comprehensive income	$1,071,729	$2,048,565

Earnings Per Share - basic and diluted:
EPS from continuing operations - basic	$0.01	$0.03
EPS from discontinued operations - basic	-	-
Total EPS - basic	0.01	0.03
EPS from continuing operations - fully diluted	0.01	0.02
EPS from discontinued operations -fully diluted	-	-
Total EPS - fully diluted	0.01	0.02
DENOMINATOR FOR BASIC AND DILUTED EPS
Weighted average share - basic	85,630,740	72,978,411
Weighted average share - fully diluted	85,630,740	82,978,411

See accompanying notes to consolidated financial statements

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2005

	Common Stock		Additional Paid-in	Deferred Stock	Accumulated Other Comprehensive	Accumulated Deficit / Retained
	Shares	Amount	Capital	Compensation	Income	Earnings	Total
Balance, September 30, 2004	60,188,000	60,188	3,912,489	(731,250)	133	(580,919)	2,660,641
Shares issued at $0.20 per share-Oct 7,2004	10,000,000	10,000	1,990,000				2,000,000
Shares issued at $0.30 per share-Feb 1, 2005	3,500,000	3,500	1,046,500				1,050,000
Shares issued at $0.24 per share-July 22, 2005	3,500,000	3,500	836,500				840,000
Issue of common stock - deferred compensation				(840,000)			(840,000)
Amortization of deferred stock compensation	-	-	-	667,353	-	-	667,353
Net income for the year ended September 30, 2005	-	-	-	-	-	2,048,452	2,048,452
Unrealized gain on foreign currency					113		113
Balance, September 30, 2005	77,188,000	77,188	7,785,489	(903,897)	246	1,467,533	8,426,559
Shares issued at $0.51 per share-Nov 16, 2005	1,000,000	1,000	509,000				510,000
Shares issued at $0.29 per share-Dec 20, 2005	4,000,000	4,000	1,156,000				1,160,000
Shares issued at $0.50 per share-Mar 23, 2006	3,000,000	3,000	1,497,000				1,500,000
Shares issued at $0.52 per share-Apr 20, 2006	4,000,000	4,000	2,076,000				2,080,000
Shares issued at $0.44 per share-July 31, 2006	3,300,000	3,300	1,448,700				1,452,000
Cash received from shares issued at $0.31 per share-Aug 12, 2006	4,600,000	4,600	1,421,400				1,426,000
Issue of common stock - deferred compensation				(6,702,000)	-		(6,702,000)
Amortization of deferred stock compensation				4,516,034	-		4,516,034
Net income for the year ended September 30, 2006						1,071,728	1,071,728
Unrealized gain on foreign currency					1		1
Balance, September 30, 2006	97,088,000	97,088	15,893,589	(3,089,863)	247	2,539,261	15,440,322

See accompanying notes to consolidated financial statements

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

	For the Years Ended
	September 30,
	2006	2005
Cash flows from operating activities
Net income	$1,071,728	2,048,452
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,919,971	1,538,763
Loss on disposal of equipment	-	208,476
Allowance for bad debts	357,379	525,840
Impairment loss of copyrights	1,530,000	-
Minority interests	(74,821)	(20,000)
Interest income	-	(699)
Gain on disposal of subsidiary	(295,533)	(53,431)
Stock- based compensation expense	4,516,034	667,353
Changes in operating assets and liabilities:
Accounts receivable	(10,396,185)	(3,212,901)
Real estate held for sale	-	(21,065)
Due from related party	(156,188)	(86,316)
Prepaid and other current assets	(369,729)	(654,626)
Accounts payable and accrued expenses	(686,466)	1,117,415
Net cash provided by operating activities	(2,583,810)	2,057,261

Cash flows from investing activities:
Capital contribution by minority interest	10,386	20,000
Proceeds from sales of discontinued operations	-	6,410
Business acquisition - net of cash acquired	179,986	-
Sales proceeds of disposal of subsidiary - net cash	9,454	(519)
Interest income	-	699
Capital expenditures	(34,211)	(1,578,550)
Net Cash Used In Investing Activities	165,615	(1,551,960)

Cash flows from financing activities
Due to related party	(13,322)	113,200
Due to stockholder	-	(57,138)
Proceeds from loan payable	226,410	-
Additions to finance lease	-	64,102
Repayment of finance lease	(10,199)	(11,438)
Proceeds from new issuance of common stock	1,426,000	1,050,000
Net cash flows provided by financing activities:	1,628,889	1,158,726
Effect of exchange rate changes in cash	1	113
Net increase (decrease) in cash	(789,305)	1,664,140

Cash - beginning of year	2,000,847	336,707

Cash - end of year	$1,211,542	$2,000,847

Supplemental disclosure of cash flow information
Taxes paid	$-	$-
Interest paid	$-	$3,987
Non cash investing and financing activities
Common stock issued for acquisition of software	$-	$2,000,000
Accounts receivable used for acquisition of software	$3,600,000	$317,295
Accounts receivable used for acquisition of copyrights of movie	$1,230,000	$-
Accounts receivable used for prepayment of copyrights in net	$1,250,000	$-
Accounts receivable used for acqusition of subsidary	$500,000	$-
Acquired web-site through issuance of common stock of subsidiaries	$5,576,344	$-

See accompanying notes to consolidated financial statement

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2006

1. Business Description and Organization

Business Description

Telecom Communications, Inc. (“TCOM”) and its subsidiaries (the “Company”), is a fully integrated information and entertainment service provider to the business and consumer internet markets in the Peoples’ Republic of China (“PRC”). We sell a majority of our products through channel resellers, who are BVI companies, whom then distribute our products to the service provider market (“SP”) in the PRC. The service provider channel resellers then in turn supply our content, through various telecommunication providers, to the end users in the PRC. The products that are sold to the SP market in the PRC are a combination of an integrated communications network solutions and entertainment and lifestyle content, which is our primary business segment (“integrated communications network solutions”). Our products also serve the voice, video, data, web and mobile communication markets. Our second business segment is from our revenue derived from our imports and exports trading in PRC and internet services, through our 53.92% owned subsidiary HRDQ Group Inc.

Organization

TELECOM COMMUNICATIONS, INC.

TCOM was incorporated on January 6, 1997 in the State of Indiana. The Company had changed its state of incorporation from Indiana to Delaware, affected by a merger into a Delaware Corporation with the same name on February 28, 2005. The surviving Delaware company succeeds to all the rights, properties and assets and assumes all of the liabilities.

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

ALPHA CENTURY HOLDINGS LIMITED

On December 15, 2003, the Company formed Alpha Century Holdings Limited ("Alpha"), a wholly owned subsidiary of the Company, in the British Virgin Islands. Alpha commenced its business on July 1, 2004 and its principal activity is to provide total solution software with entertainment and lifestyle information. Primarily, all of the Internet Content business segment activity, for the year ended September 30, 2006 and 2005, was conducted by Alpha.

3G DYNASTY INC.

On February 21, 2005, the Company formed 3G Dynasty Inc. (“3G Dynasty”), a wholly owned subsidiary of the Company, in the British Virgin Islands. 3G Dynasty commenced its business on April 1, 2005 and its principal activity was providing entertainment content for 3G mobile and Internet use.

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2006

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

On April 1, 2006, TCOM sold all its interests in Island Media with the net gain on the disposal of $295,533. Island Media’s operating loss for the period up to the date of disposition was $239,776 as shown as Discontinued Operations in the accompanying consolidated statements of income and comprehensive income.

TALENT LEADER ENTERTAINMENT & PRODUCTIONS LIMITED

On July 20, 2005, Island Media subscribed 100% of the shares of Talent Leader, a limited company in Hong Kong. Talent Leader commenced its business on August 1, 2005 and its principal activity was to perform duties as a public relations agent to various artists.

On April 1, 2006, TCOM sold all its interests in Talent Leader by selling all the interests in Island Media which held 100% of the shares of Talent Leader.

TALENT LEADER ADVERTISING AND COMMUNICATIONS LIMITED

On December 8, 2005, Island Media subscribed 100% of the shares of Talent Leader Advertising and Communications Limited (“Talent Leader Adv”), a limited company in Hong Kong. Talent Leader Adv commenced its business on January 1, 2006 and its principal activity was providing public relations, advertising and communication services.

On April 1, 2006, TCOM sold all its interests in Talent Leader Adv by selling all the interests in Island Media which held 100% of the shares of Talent Leader Adv.

HRDQ GROUP INC.

In April, 2006, Alpha provided substantially all the working capital to HRDQ Group Inc. (“HRDQ”), a Delaware limited liability company, through an intercompany loan in the amount of $500,000. In reviewing and applying FIN 46R, HRDQ was considered a variable interest entity (“VIE”) of Alpha and therefore became the subsidiary of Alpha and an indirect subsidiary of TCOM in April, 2006. TCOM and Alpha are the primary beneficiaries of this VIE.

On June 28, 2006, TCOM subscribed and obtained a direct 53.92% equity interest by purchasing the common shares of HRDQ through its subsidiary Alpha. HRDQ became the subsidiary of TCOM and HRDQ holds 100% of the shares of its subsidiary Guangzhou Panyu Metals & Minerals Import and Export Co. Limited and also purchased a website called subaye.com (refer to note 10 for the website acquisition).

GUANGZHOU PANYU METALS & MINERALS IMPORT & EXPORT CO., LTD.

On April 25, 2006, HRDQ acquired 100% of the shares of Guangzhou Panyu Metals & Minerals Import and Export Co., Limited (“Panyu M&M”) from the sole shareholder, Wukang IE Limited (Formerly known as WayToPay China Holdings Limited) for a contractual gross consideration amount of $500,000 (refer to note 4). Panyu M&M is a limited company in PRC and its principal activity is conducting imports and exports trade in PRC.

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2006

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

2. Summary of Significant Accounting Policies

Principles of consolidation-The consolidated financial statements, prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America, include the assets, liabilities, revenues, expenses and cash flows of the Company and all its subsidiaries. This basis of accounting differs in certain material respects from that used for the preparation of the books and records of the Company’s principal subsidiaries, which are prepared in accordance with the accounting principles and the relevant financial regulations applicable to enterprises with limited liabilities established in the PRC (“PRC GAAP”) the accounting standards used in the place of their domicile.  The accompanying consolidated financial statements reflect necessary adjustments not recorded in the books and records of the Company’s subsidiaries to present them in conformity with United States GAAP.

The consolidated financial statements of the Company, include the accounts of TCOM and its subsidiaries, namely Arran, Alpha, IC Star, 3G Dynasty, HRDQ, Panyu M&M and Tcom Computer together with the account of Island Media International Limited that was classified under Income from discontinued operations in 2006 and 2005. All significant intercompany accounts, transactions and cash flows are eliminated on consolidation.

The FASB has issued Interpretation No. 46 (FIN-46R) (Revised December 2003), Consolidation of Variable Interest Entities. FIN-46R clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. It separates entities into two groups: (1) those for which voting interests are used to determine consolidation and (2) those for which variable interests are used to determine consolidation (the subject of FIN-46R). FIN-46R clarifies how to identify a variable interest entity and how to determine when a business enterprise should include the assets, liabilities, noncontrolling interests and results of activities of a variable interest entity in its consolidated financial statements. The company has determined that FIN-46R did apply to the consolidated financial statements at September 30, 2006, regarding its subsidiary HRDQ.

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

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2006

2. Summary of Significant Accounting Policies (continued)

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

Property, plant and equipment- Property and equipment is located in the PRC and is recorded at cost. Depreciation and amortization is calculated using the straight-line method over the expected useful life of the asset, after the asset is placed in service. The Company generally uses the following depreciable lives for its major classifications of property and equipment:

Description	Useful Lives

Computer hardware	3 years
Computer software	3 years
Web site	3 years
Motor Vehicles	3 years
Furniture and fixtures	5 years
Leasehold improvements	5 years

Valuation of long-lived assets- Long-lived tangible assets and definite-lived intangible assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company uses an estimate of undiscounted future net cash flows of the assets over the remaining useful lives in determining whether the carrying value of the assets is recoverable. If the carrying values of the assets exceed the expected future cash flows of the assets, the Company recognizes an impairment loss equal to the difference between the carrying values of the assets and their estimated fair values. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent from other groups of assets. The evaluation of long-lived assets requires the Company to use estimates of future cash flows. However, actual cash flows may differ from the estimated future cash flows used in these impairment tests. At September 30, 2006, based on managements projected future cash flows, management has determined the impairment of long-lived assets at September 30, 2006 (refer to note 4).

Credit Risk and Customers-We have a concentration of customers in our information service provider business segment market. We are diligent in attempting to ensure that we issue credit to credit-worthy customers. However, our customer base is small and our accounts receivable balances are usually over 90 days outstanding, and that exposes us to significant credit risk. Therefore, a credit loss can be very large relative to our overall profitability.

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2006

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2006

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

2. Summary of Significant Accounting Policies (continued)

The Company has determined Hong Kong dollars to be the functional currency of Arran, IC Star and 3G Dynasty, Island Media, Talent Leader and the PRC Chinese Yuan Renminbi to be the functional currency of Panyu M&M and Tcom Computer. The financial statements of the subsidiaries are translated to U.S. dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. The cumulative translation adjustment and effect of exchange rate changes as of September 30, 2006 was $225.

Related Party and Shareholders’ Loans - The caption "Due to Related Company" on the consolidated Balance Sheet consists of loans that are unsecured, non-interest bearing and have no fixed terms of repayment, and therefore, are deemed payable on demand.

Software Development Costs - We account for our software development costs in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed.” Under SFAS No. 86, we expense software development costs as incurred until we determine that the software is technologically feasible. Once we determine that the entertainment software is technologically feasible and we have a basis for estimating the recoverability of the development costs from future cash flows, we capitalize the remaining software development costs until the software product is released. For the years ended September 30, 2006 and 2005, we have purchased all of our software from third parties.

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

Stock-based Compensation- In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”. SFAS 123(R) is a revision of SFAS No., 123, “Accounting for Stock Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Among other items SFAS 123(R) eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The Company began recognizing compensation expense for the fair value of stock-based compensation in its financial statements in accordance with SFAS 123 in 2003. The effective date of SFAS 123 (R) is the first annual reporting period beginning after June 15, 2005. The adoption of SFAS 123 (R) did not have a material impact on the Company’s financial position, results of operations or cash flows for the years ended September 30, 2006 and 2005.

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2006

2. Summary of Significant Accounting Policies (continued)

In March 2005, the SEC staff issued additional guidance on SFAS 123 (R) in the form of Staff Accounting Bulletin (“SAB”) No. 107. SAB 107 was issued to assist preparers by simplifying some of the implementation challenges of FAS 123 (R) while enhancing the information that investors receive SAB 107 creates a framework that is premised on two themes: (a) considerable judgment will be required by preparers to successfully implement FAS 123 (R), specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee share options. Key topics covered by SAB 107 include: (a) valuation models - SAB 107 reinforces the flexibility allowed by FAS 123 (R) to choose an option-pricing model that meets the standard’s fair value measurement objective; (b) expected volatility - the SAB provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility in estimating expected volatility; and (c) expected term - the new guidance includes examples and some simplified approaches to determining the expected term under certain circumstances. The Company will apply the principles of SAB 107 in conjunction with its adoption of SFAS 123 (R) but does not believe its adoption will have material impact on the Company’s financial statements.

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

Common stock equivalents, including stock warrants to purchase an aggregate of 10,000,000 shares at September 30, 2005, are included in the diluted earnings per share for the year ended September 30, 2005. The warrants are exercisable 2 years from the issuance date of March 16, 2004 at exercise prices of $2 per share. All of these warrants expire on March 15, 2006.

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

Segment Reporting - Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information", requires use of the "management approach" model for segment reporting. Under this model, segment reporting is consistent with the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2006

3. Recent Changes in Accounting Standards

FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations” -

In March 2005, FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations”. FIN 47 clarifies that the term “Conditional Asset Retirement Obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligation,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a Conditional Asset Retirement Obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Management does not believe the adoption of FIN 47 will have a material affect on the Company’s financial position, results of operations or cash flows.

SFAS No. 154, “Accounting Changes and Error Corrections” -

In May 2005, the Financial Accounting Standards Board (“FASB”) SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which replaces Accounting Principles Board Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principles. It requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact on the Company’s operations will depend on future accounting pronouncements or changes in accounting principles.

FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes” —an Interpretation of FASB Statement No. 109

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes” —an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognizes in its consolidated financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

SFAS 157, “Fair Value Measurements” -

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, where fair value is the relevant measurement attribute. The standard does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS 157 on its consolidated financial statements.

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2006

3. Recent Changes in Accounting Standards (continued)

Staff Accounting Bulletin (“SAB”) No. 108 -

In September 2006, the SEC issued SAB No. 108, which provides guidance on the process of quantifying financial statement misstatements. In SAB No. 108, the SEC staff establishes an approach that requires quantification of financial statement errors, under both the iron-curtain and the roll-over methods, based on the effects of the error on each of the Company’s financial statements and the related financial statement disclosures. SAB No.108 is generally effective for annual financial statements in the first fiscal year ending after November 15, 2006. The transition provisions of SAB No. 108 permits existing public companies to record the cumulative effect in the first year ending after November 15, 2006 by recording correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Management does not expect that the adoption of SAB No.108 would have a material effect on the Company’s consolidated financial statements.

4.  Business Acquisition - Acquisition of Panyu Metals &Minerals Import & Export Co. Limited

On April 1, 2006, HRDQ acquired a 100% interest in Panyu Metals & Minerals Import & Export Co. Limited for total gross consideration amount of $500,000 and the company instructed its customer to settle this amount on their behalf to the old shareholder of Panyu M&M.. The net cash received from the Panyu M&M of $179,986. In accordance with the purchase method of accounting, the results of Panyu M&M and the estimated fair market value of the assets and liabilities assumed have been included in the consolidated financial statements from the date of acquisition.

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

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2006

5. Intangible Assets

The following table summarizes the lives and the carrying values of all the Company's intangible assets by category, at September 30, 2006:

	Life	Carrying value

Copyrights - film productions	10	$2,470,000
Goodwill		354,051

Total		$2,824,051

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

6. Stock Transactions

On August 12, 2006, TCOM sold an aggregate of 4,600,000 shares to two investors, at a price of $0.31 per share, resulting in cash proceeds to the Company of $1,426,000. All such shares are “restricted securities” within the meaning under the 1933 Exchange Act.

Refer to note 18, stock-based compensation for other stock issuances during the year ended September 30, 2006.

7. Accounts Receivable

Accounts receivable concentration at September 30, 2006 was as follows:

2006

Accounts receivable - affiliate	$840,000

Accounts receivable - others	4,408,149
Less: allowances for bad debts	(883,220)
Total	$3,524,929

Concentrations in Accounts Receivable -At September 30, 2006, 4 customers, each of which accounted for more than 10% of the Company’s total accounts receivable, with total amounts of $4,355,964, representing 83% of total accounts receivable in aggregate.

8. Income Tax

British Virgin Islands

The Company’s primary operating subsidiary, Alpha, is incorporated in the British Virgin Islands and, under the current laws of the British Virgin Islands, is not subject to income taxes.

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2006

Hong Kong

The Company’s subsidiaries, IC Star and Talent Leader are incorporated in Hong Kong and are subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. No provision for Hong Kong profits tax has been made as the Company incurred a loss during the year. The applicable Hong Kong statutory tax rate for the year ended September 30, 2006 and 2005 are 17.5% and 17.5%, respectively.

PRC

Enterprise income tax in PRC is generally charged at 33% of a company’s assessable profit, in which 30% is a national tax and 3% is a local tax. The Company’s subsidiaries incorporated in PRC are subject to PRC enterprises income tax at the applicable tax rates on the taxable income as reported in their Chinese statutory accounts in accordance with the relevant enterprises income tax laws applicable to foreign enterprises. Pursuant to the same enterprises income tax laws, the Company’s subsidiaries are fully exempted from PRC enterprises income tax for two years starting from the first profit-making year, followed by a 50% tax exemption for the next three years.

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

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2006

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

10. Property, Plant and Equipment

a) Summary of plant and equipment

Plant and equipment, which is located in the PRC, consisted of the following:

Restated
2006
At cost:
Computer equipment	$138,415
Computer software	8,497,295
Web site	5,909,676
Motor vehicles	198,798
Furniture, fixtures and equipment	6,304
Leasehold improvements	160,000
Total	14,910,488
Less: accumulated depreciation and amortization	(3,394,765)
Total net book value	$11,515,723

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends, and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors.

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2006

10. Property, Plant and Equipment (continued)

b) Acquisition of property and equipment

Computer Software

In September 2006, Tcom Computer purchased from Superb Quality Limited a suite of computer software products (known as IBS V5.0) to be used primarily to provide informational content for educational purposes. The total cost of this software was $3.6 million, paid directly through agreements with some of our customers, who remitted their payments directly to the software vendor instead of to our account. This software was not placed in service as of September 30, 2006 and therefore no amortization expense was recorded.

Website

Subaye.com - HRDQ, through various stock issuances, acquired a website from China Dongguan Network, Inc. called Subaye.com in June 2006. At September 30, 2006, this website was not placed in service, therefore no amortization expense was recorded. The total cost of the website recorded as the acquisition cost on HRDQ’s books was $5,576,344.. The acquisition cost of this website was derived from three separate transactions listed below.

(1) Alpha and China Dongguan Network, Inc. (“CDN”) were joint ventures in the development of the website named “Subaye.com.” Alpha instructed its A/R customers to settle the $2,060,000 obligation to CDN for its interest in the website by paying CDN directly. Alpha then contributed its interest in the website to HRDQ at its historical cost (transfer of assets between entities under common control) of $2,060,000 of which the $1,060,000 was assigned to the HRDQ common stock issued to Alpha and a note payable of $1,000,000 to Alpha. The total number of shares of common stock issued to Alpha was 2,024,192 shares and the calculated share price assigned to the HRDQ stock was $.52 per share (2,024,192 x $.52 = $1,060,000). The entire 53.92% stockholding in HRDQ and the note payable were immediately assigned to TCOM from Alpha. Due to the fact that HRDQ was deemed a VIE of before this transaction, the cost of the website asset was recorded as a transfer between entities under common control.

(2) CDN then sold all of its shares and interest in the subaye.com website to HRDQ, which totaled $3,516,344, for common stock in HRDQ. This transfer was not made between entities under common control, therefore a market value of the HRDQ stock price (not publicly traded) was needed in order to establish the acquisition costs of the website from this third party at its fair market value. The Company determined that the market price of the stock issued to CDN in this transaction should be $1.96 per share, pursuant to cash proceeds received from the sale of HRDQ’s common stock and preferred stock to Top Rider, a third party stock sale that established the fair value of the stock issued to CDN. CDN obtained 798,747 shares of HRDQ for its interest in the website, recorded at $1.96 per share (see below), resulting in the website being recorded at a cost basis of $1,565,544 for this share issuance. The total amount due to CDN after this stock issuance was $1,950,800. The total amount due to CDN, after the sale of its stock to Top Rider Group Limited, at September 30, 2006 was $190,800, recorded as due to related party.

(3) Top Rider Group Limited (“Top Rider”) acquired the following stock in HRDQ for $1,760,000 which was paid to CDN directly for the website:

(i) 500,000 shares of common stock at $2.20 per share, for a total of $1,100,000;

(ii) 200,000 shares of Series A Preferred Stock at $3.30 per share, for a total of $660,000. This stock is convertible into common Stock;

(iii) The preferred stock is convertible into common stock at a conversion rate of 1 preferred share to 2 common shares, therefore an allocation of the total proceeds received from Top Rider of $1,760,000 to the total equivalent common stock issued, i.e. 900,000 shares of common stock, was used to calculate the per common share amount $1.96 to the common stock shares issued.

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2006

11. Minority interest

Minority interest represents the minority stockholders’ proportionate share of 46.08% of the equity of HRDQ. The Company’s 53.92% controlling interest requires that HRDQ’s operations be included in the Consolidated Financial Statements. The 46.08% equity interest of HRDQ that is not owned by the Company is shown as “Minority interests in consolidated subsidiaries” in the 2006 at $3,261,308. In addition, 200,000 Series A Convertible Preferred stock outstanding in HRDQ is shown as Minority interests at $780,000. This stock is convertible into 400,000 shares of common stock, at a conversion rate of 2 shares of common stock for every 1 share of preferred stock.

Restated
2006

MI of minority stockholders	$2,481,308
MI of preferred stock	780,000

Minority interest in consolidated subsidiaries	$3,261,308

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

572,800

The Company recognizes lease expense on a straight-line basis over the life of the lease agreement. Contingent rent expense is recognized as it is incurred. Total rent expense in continuing operations from operating lease agreements was $266,814 and $61,726 for the years ended September 30, 2006 and 2005.

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2006

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

The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties being experienced by its major customers. The Company recorded a provision for bad debt expense of $671,082 and $525,840 for the years ended September 30, 2006 and 2005, respectively.

The Company has the following concentrations of business with one supplier constituting greater than 10% of the Company’s purchasing volume in year 2006 and 2005:

	2006	2005

IC Soft Limited	13%	17%

14. Operating Risk

Credit risk

The Company is exposed to credit risk from its cash at bank and fixed deposits and bills and accounts receivable. The credit risk on cash at bank and fixed deposits is limited because the counterparties are recognized financial institutions. Bills and accounts receivable are subjected to credit evaluations. An allowance has been made for estimated irrecoverable amounts which has been determined by reference to past default experience and the current economic environment.

Foreign currency risk

Most of the transactions of the Company were settled in Renminbi and U.S. dollars. In the opinion of the directors, the Company would not have significant foreign currency risk exposure.

Company’s operations are substantially in foreign countries

Substantially all of the Company’s products are manufactured in China. The Company’s operations are subject to various political, economic, and other risks and uncertainties inherent in China. Among other risks, the Company’s operations are subject to the risks of restrictions on transfer of funds; export duties, quotas, and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2006

15. Segment Reporting

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

The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The accounting policies of the business segments are the same as those described in “Note 1: Summary of Significant Accounting Policies.” The following tables show the operations of the Company’s reportable segments:

Year ended September 30, 2006	Integrated communications network solutions	Import and export trading	Consolidated Total
Net sales	$12,678,107	$2,868,074	$15,546,181
Cost of sales	3,815,036	2,804,564	6,619,600
Segment Income (loss) before taxes	2,277,970	(127,523)	2,150,447
Segment assets	10,412,692	13,214	10,425,906
Expenditures for segment assets	$9,526,293	$1,250	$9,527,543

Year ended September 30, 2005	Integrated communications network solutions	Import and export trading	Consolidated Total
Net sales	$9,071,997	$-	$9,071,997
Cost of sales	5,064,723	-	5,064,723
Segment Income (loss) before taxes	1,998,293	-	1,998,293
Segment assets	4,357,231	-	4,357,231
Expenditures for segment assets	$1,578,550	$-	$1,578,550

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2006

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

There were 3,500,000 shares issued under the Company's 2005 Stock Awards Plan outstanding as of September 30, 2006, refer to note18 to these consolidated financial statements for stock-based compensation.

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2006

17. Discontinued Operations

On April 1, 2006, TCOM sold all its interests in Island Media with the net gain on the disposal of $295,533. Island Media’s operating loss for the period up to the date of disposition was $239,776 was shown as Discontinued Operations in the consolidated statements of Income and comprehensive income. The followings shown the results of the Island Media from October 1, 2005 to March 31, 2006

	From October 1, 2005 to March 31, 2006	From June 2 (date of inception) , 2005 to September 30, 2005

Net revenues - others	$247,458	$66,282
Cost of sales- Other cost of sales	202,860	50,525
Gross profit	44,598	15,757
Expenses:
Depreciation	21,016	5,032
Salaries	199,238	56,831
Other selling, general and administrative	99,020	30,247
Total operating expenses costs	319,274	92,110
	(274,676)	(76,353)
Other income/ (expense):
Interest income	173	287
Other income	35,899	2,660
Interest expense	(1,626)	(2,351)
Gain on disposal of fixed assets	454	-
Total other income	34,900	596
Income from continuing operations before income tax	(239,776)	(75,757)
Income tax expenses	-	-
(Loss) from discontinued operations , net	$(239,776)	$(75,757)

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2006

18. Stock-based Compensation Expense

In connection to the 2,600,000 shares of the Company’s common stock issued on April 12, 2004 to various employees and consultants as part of their compensation at market price of $.62 with a total of $1,612,000, the Company expensed the salary bonus of $570,000 in the profit and loss for the year ended September 30, 2004 and amortized the consultancy fee of $1,042,000 over services period of a 24 month period. The terms for these agreements are 24 months starting from January 1, 2004 to December 31, 2005. It resulted in an expense of $43,416 for each month and the total stock-based compensation expenses of $130,250 and $521,000 for the years ended September 30, 2006 and 2005 respectively.

In connection to the 400,000 shares of the Company’s common stock issued on June 12, 2004 to two consultants as part of their compensation at market price of $.32 with a total of $128,000, the terms for these agreements are 24 months starting from January 1, 2004 to December 31, 2005. It resulted in an expense of $5,333 for each month and the total stock-based compensation expense of $16,000 and $64,000 for the years ended September 30, 2006 and 2005 respectively.

In connection to the 3,500,000 shares of the Company’s common stock issued on July 22, 2005 under the Plan to two consultants as part of their compensation at market price of $.24 with a total of $840,000, the terms for 1,500,000 of these shares totaled $360,000, is for the services to be rendered over 17 months from August, 2005 to December, 2006. Therefore, the Company amortized the total expense over a 17 month period which resulted in an expense of $41,176 for each month and the total stock-based compensation expense of $494,118 for the year ended September 30, 2006.

In connection to the 1,000,000 share of the Company’s common stock issued on August 19, 2005 to the consultant as part of his compensation at market price of $0.51 with a total of $510,000, the Company expensed this amount for the year ended September 30, 2006.

In connection to the 4,000,000 shares of the Company’s common stock issued on May 1, 2005 to two consultants as part of their compensation at market price of $.29 with a total of $1,160,000. The Company amortized such consultancy fee as expense over its service period of 24 months commenced from May 1, 2005. The stock-based compensation expense for the year ended September, 2006 included 17 monthly charges of $48,333 since May 1, 2005, total of $821,666.

In connection to the 3,000,000 shares of the Company’s common stock issued on January 1, 2006 to three consultants as part of their compensation at market price of $.50 with a total of $1,500,000. The Company amortized the consultancy fee of $1,500,000 over services period of a 12 month period. The terms for these agreements are 12 months starting from January 1, 2006 to December 31, 2006. It resulted in an expense of $125,000 for each month and the total stock-based compensation expense of $1,125,000 for the year ended September 30, 2006.

In connection to the 4,000,000 shares of the Company’s common stock issued on April 20, 2006 to five consultants as part of their compensation at market price of $.52 with a total of $2,080,000. The Company amortized the consultancy fee of $1,300,000 over services period of a 24 month period, the remaining $780,000 is amortized over services period of a 12 month period. It resulted in an expense of $119,167 for each month for 12 months and the remaining 12 months will have an expense of $54,167. The total stock-based compensation expense for the year ended September 30, 2006 was $715,000.

In connection to the 3,300,000 shares of the Company’s common stock issued on July 31, 2006 to nineteen employees as a one time bonus at market price of $.44 with a total of $1,452,000. 1,600,000 out of 3,300,000 shares are being amortized with a stock-based compensation expense of $704,000 for the year ended September 30, 2006.

As a result, the total stock compensation expense reported was $4,516,034 and $667,353 for the years ended September 30, 2006 and 2005 respectively.

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2006

19. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS - SEPTEMBER 30, 2006

The Company's consolidated financial statements have been restated to give effect to the following adjustment:

1)
Pursuant to the SEC comments received after the filing, we recalculate the amount of the web site of subaye.com which included in the property, plant and equipment in footnotes no. 10 consist of the following journal entries. This had no impact on our prior earnings reported.

HRDQ acquired 60% of subaye.com from Alpha and 40% from China Dongguan Networks, Inc.	As Previous reported September 30, 2006	Restatement Adjustment September 30, 2006	As Restated September 30, 2006
HRDQ paid USD 2,060,000 to Alpha for the consideration for 60% of the website
1) HRDQ issued USD 1,000,000 note payable to Alpha for the website	$1,000,000		$1,000,000
2) HRDQ issued 2,024,192 shares at $0.52 to TCOM (Alpha) which is VIE and it remained $0.52 as the issuance price	1,060,000		1,060,000
HRDQ paid the following as consideration to China Dongguan Networks (CDN) , Inc. for 40% of subaye.com
3) HRDQ issued 798,747 common stock at $1.96 to CDN	1,565,544		1,565,544
4) HRDQ issued 500,000 common stock at $1.96 to Top rider to raise funds to pay CDN	980,000		980,000
5) HRDQ issued 200,000 preferred stock at $3.92 to Top rider to raise funds to pay CDN (1 preferred stock can exchange for 2 common stock)	780,000		780,000
6) Accounts payable owed to CDN	190,800		190,800
	$5,576,344		$5,576,344
Elimination of the negative goodwill to the amount of the web site	(889,816)	889,816	-
Subaye.com - cost of website	$4,686,528		$5,576,344
Add: other web site	333,332		333,332
The total amount of web site recorded in the property plant and equipment in footnotes no. 10	5,019,860		5,909,676

The amount of $889,816 was originally recorded as negative goodwill and resulted in a reduction of the cost of the above website. This amount should have been credited or recorded to minority interest and should not be credited to TCOM ownership percentage and recorded as negative goodwill, therefore the above restatement adjustment corrects the reduction of the website cost.

2)	Pursuant to the SEC comments received after the filing, we recalculate the amount of the minority interest in consolidated subsidiaries. This adjustment has no impact on our prior earnings reported.

Minority interest now represents the actual amount of minority stockholders contribution to the capital and the 46.08% of the loss from the date acquired by the Company ( April 1, 2006) to September 30, 2006 of HRDQ. The Company’s 53.92% controlling interest requires that HRDQ’s operations be included in the Consolidated Financial Statements. The 46.08% equity interest of HRDQ that is not owned by the Company is shown as “Minority interests in consolidated subsidiaries” in the 2006 at $ 3,261,308. In addition, 200,000 Series A Convertible Preferred stock outstanding in HRDQ is shown as Minority interests at $780,000. This stock is convertible into 400,000 shares of common stock, at a conversion rate of 2 shares of common stock for every 1 share of preferred stock.

	As Previous reported September 30, 2006	Restatement Adjustment September 30, 2006	As Restated September 30, 2006

MI of minority stockholders contributed to common stock	1,666,313	889,816	2,556,129
Loss of HRDQ shared by minority shareholders	(74,821)		(74,821)
MI of preferred stock	780,000		780,000

Minority interest in consolidated subsidiaries	2,371,492		3,261,308

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2006

Restatement of Consolidated Balance Sheet as at September 30, 2006

	As Previously reported September 30, 2006		Restatement Adjustment September 30, 2006		As Restated September 30, 2006
Current Assets:
Cash	$1,211,542		$		$1,211,542
Accounts receivable - related company	840,000				840,000
- others, less allowance for bad debts of $883,220	3,524,929				3,524,929
Due from related companies	247,833				247,833
Prepaid expenses	2,546,955				2,546,955
Other current assets	253,029				253,029

Total Current Assets	8,624,288				8,624,288

Property, plant and equipment, net	10,625,907	(1)		889,816	11,515,723
Intangible assets	2,824,051				2,824,051

Total Assets	$22,074,246		$		$22,964,062

Current liabilities:
Accounts payable	$4,120,721		$		$4,120,721
Accrued expenses	83,857				83,857
Due to related companies	57,854				57,854

Total Current Liabilities	4,262,432				4,262,432

Total Liabilities	4,262,432				4,262,432

Minority interest in consolidated subsidiaries	2,371,492	(2)		889,816	3,261,308

Commitments and contingencies (Note 12)

Stockholders’ Equity
Preferred stock ($0.001 Par Value: 50,000,000 shares authorized;	-				-
no shares issued and outstanding)
Common stock ($0.001 Par Value: 300,000,000 shares authorized;	97,088				97,088
97,088,000 shares issued and outstanding)					0
Additional paid in capital	15,893,589				15,893,589
Deferred stock-based compensation	(3,089,863)				(3,089,863)
Accumulated other comprehensive income	247				247
Retained earnings	2,539,261				2,539,261

Total Stockholders’ Equity	15,440,322				15,440,322

Total Liabilities and Stockholders’ Equity	$22,074,246		$		$22,964,062