Form 10QSB/A
period 2006-12-31
MyStarU.com,Inc.
filed 2007-08-28
CIK 1139570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 122,288,000 shares of common stock, $.001 par value per share, outstanding as of August 27, 2007.

Transitional Small Business Disclosure Format (Check One): Yes ☐  No ☒

Explanatory Note:

This Quarterly Report on Form 10-QSB/A is being filed as Amendment Number 1 to our Quarterly Report on Form 10-QSB which was originally filed with the Securities and Exchange Commission (“SEC”) on February 15, 2007. We are filing this form 10-QSB/A to restate our financial statements for the fiscal quarter ended December 31, 2006 to reflect a change in the accounting treatment of the acquisition of Subaye.com and the calculation of minority interest in our consolidated subsidiaries and modify our disclosure on changes in our internal controls.

In addition, we are including currently dated Sarbanes Oxley Act Section 302 and Section 906 certifications of the Chief Executive Officer and Chief Financial Officer that are attached to this Form 10-QSB/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

For the convenience of the reader, this Form 10-QSB/A sets forth the entire Form 10-QSB, which was prepared and relates to the Company as of December 31, 2006. However, this Form 10-QSB/A only amends and restates the items described above to reflect the effects of the restatement and no attempt has been made to modify or update other disclosures presented in our December 31, 2006 Form 10-QSB. Accordingly, except for the foregoing amended information, this Form 10-QSB/A continues to speak as of February 15, 2007 (the original filing date of the December 31, 2006 Form 10-QSB), and does not reflect events occurring after the filing of our December 31, 2006 Form 10-QSB and does not modify or update those disclosures affected by subsequent events. Forward looking statements made in the December 31, 2006 Form 10-QSB have not been revised to reflect events, results or developments that have become known to us after the date of the original filing (other than the current restatements described above), and such forward looking statements should be read in their historical context. Unless otherwise stated, the information in this Form 10-QSB/A not affected by such current restatements is unchanged and reflects the disclosures made at the time of the original filing.

PART I. FINANCIAL INFORMATION

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

December 31, 2006
Restated (Unaudited)
ASSETS
Current assets:
Cash	$394,317
Accounts receivable - related company	775,000
- others, less allowance for bad debts of $2,022,698	5,036,595
Due from related companies	204,088
Prepaid expenses	3,193,850
Other current assets	161,027

Total Current Assets	9,764,877

Property, plant and equipment, net	13,388,261
Intangible assets	2,758,418

Total Assets	$25,911,556

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,175,861
Accrued expenses	53,093
Other current liabilities	339

Total Current Liabilities	2,229,293

Total Liabilities	2,229,293

Minority interest in consolidated subsidary	3,847,898

Stockholders' equity :
Preferred stock ($0.001 Par Value: 50,000,000 shares authorized;
no shares issued and outstanding)	-
Common stock ($0.001 Par Value: 300,000,000 shares authorized;
122,088,000 shares issued and outstanding)	122,088
Additional paid in capital	19,965,589
Deferred stock-based compensation	(2,140,833)
Accumulated other comprehensive income	7,141
Retained earnings	1,880,380

Total Stockholders’ Equity	19,834,365

Total Liabilities and Stockholders’ Equity	$25,911,556

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended
	December, 31
	2006	2005
	(unaudited)	(unaudited)
Revenue
Net Revenue - affiliate	$360,000	$360,000
- others	5,604,131	3,837,247
Total Revenue	5,964,131	4,197,247

Cost of sales
Depreciation	822,184	467,515
Other cost of sales	2,632,805	574,031
	3,454,989	1,041,546

Gross Profit	2,509,142	3,155,701

Operating Expenses:
Allowance for bad debts	1,139,325	119,160
Depreciation	9,042	18,187
Salaries	156,106	194,923
Stock-based compensation expenses	1,027,030	831,446
Other selling and administrative expenses	270,636	137,795
Total operating expenses	2,602,139	1,301,511

Income (loss) from operations	(92,997)	1,854,190

Other income and (expenses)
Interest income	1,621	1,111
Other income (expenses)	19,959	(1,666)

Total other income (expenses)	21,580	(555)

Income (loss) from operations before income taxes	(71,417)	1,853,635
Income tax	(873)	-
Income (loss) from continuing operations before minority interest	(72,290)	1,853,635

Minority interest in income of subsidiary	(586,591)	-

Income (loss) from continuing operations	(658,881)	1,853,635

Income from discontinuing operations
Net loss from the discontinued operations of subsidiary	-	(93,380)
Net income (loss)	(658,881)	1,760,255

Other comprehensive income
Foreign currency translation difference	6,894	3

Comprehensive income (loss)	(651,987)	1,760,258

(Loss) Earnings per Common Share:
Basic	$(0.01)	$0.02
Fully Diluted	$(0.01)	$0.02

Weighted Average Comman Share:
Outstanding- Basic	109,512,315	77,677,000
Outstanding- Fully Diluted	109,512,315	87,677,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	2006	2005
	(unaudited)	(unaudited)
Cash flows from operating activities:

Net cash (used in) provided by operating activities	$(1,453,452)	$(788,149)

Cash flows from investing activities:

Interest income	-	1,279
Capital expenditures	(8,153)	(71,875)

Net cash (used in) investing activities	(8,153)	(70,596)

Cash flows from financing activities:
Due to related party	(57,514)	22,457
Proceeds from issuance of common stock	695,000	-
Repayment of finance lease	-	5,055

Net cash financing activities:	637,486	27,512

Effect of exchange rate changes in cash	6,894	3
Net (decrease) in cash and cash equivalents	(817,225)	(886,254)

Cash and cash equivalents - beginning of period	1,211,542	2,000,847

Cash and cash equivalents - end of period	$394,317	$1,114,593

Supplemental disclosure of cash flow information

Non cash investing and financing activities:

Common stock issued for acquisition of web sites	$2,619,000	$-

Common stock issued for payment of compensation expenses	$78,000	$2,210,000

Common stock issued for payment of accounts payable	$705,000	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2006

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
FOR THE THREE MONTHS ENDED DECEMBER 31, 2006

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
FOR THE THREE MONTHS ENDED DECEMBER 31, 2006

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

2. Summary of Significant Accounting Policies

Principles of consolidation-The consolidated financial statements, prepared in accordance with accounting principles generally accepted in United States of American (USGAAP), include the assets, liabilities, revenues, expenses and cash flows of the Company and all its subsidiaries. This basis of accounting differs in certain material respects from that used for the preparation of the books and records of the Company’s principal subsidiaries, which are prepared in accordance with the accounting principles and the relevant financial regulations applicable to enterprises with limited liabilities established in the PRC (“PRC GAAP”) or in Hong Kong.  The accompanying consolidated financial statements reflect necessary adjustments not recorded in the books and records of the Company’s subsidiaries to present them in conformity with US GAAP.

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

The Company delegated 10 business agents over PRC to deal with the operations of the web site subaye.com. Membership fee will be collected by the agents and then paid back to the Company within 90 days. The company recognized the income at the end of the month and recorded the outstanding membership fee from business agents as accounts receivable.

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
FOR THE THREE MONTHS ENDED DECEMBER 31, 2006

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

Revenue for sales of our software package products with database of entertainment contents, namely, total solution software, SEO4 mobile, IBS v4.1 software package is recognized as products are shipped and installed. The Company bought the IBS v5.1 software package and they planned to sell them in next quarter.

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

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2006

2. Summary of Significant Accounting Policies (continued)

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

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2006

3. Intangible Assets

The following table summarizes the lives and the carrying values of all the Company's intangible assets by category, at December 31, 2006:

Carrying value
Copyrights - film productions	$2,404,367
Goodwill	354,051

Total	$2,758,418

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

On October 31, 2006, TCOM issued 5,000,000 shares at a price of $0.14 per share resulting in consideration equal to $700,000, to Mr LeYi Yang on behalf of IC Star of which $5,000 is paid for the settlement of the accounts payable related to movie copyrights while $695,000 is settled in cash.

On October 31, 2006, TCOM issued 5,000,000 shares at a price of $0.14 per share resulting in consideration equal to $700,000, to Mr Guiwen Cai on behalf of IC Star MMS Limited to settle the accounts payable related to the purchased of the movie copyrights.

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
FOR THE THREE MONTHS ENDED DECEMBER 31, 2006

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

Hong Kong

The Company’s subsidiaries, IC Star, is incorporated in Hong Kong and is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. No provision for Hong Kong profits tax has been made as the Company incurred a loss during the period. The applicable Hong Kong statutory tax rate for the three months ended December 31, 2006 and 2005 are 17.5% for both periods.

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
FOR THE THREE MONTHS ENDED DECEMBER 31, 2006

7. Related Party Transactions

a) Names and relationship of related parties

Existing relationships with the Company

TaiKang Capital Management Corporation	Shareholder of the Company

b) Summary of related party transactions

2006
Sales of products to:
TaiKang Capital Management Corporation	$360,000

8. Property, Plant and Equipment

a) Summary of plant and equipment
Plant and equipment, which are located in the PRC, consisted of the following:

2006
At cost:
Computer equipment	$157,057
Computer software	8,497,295
Web sites	8,528,676
Motor vehicles	168,307
Furniture, fixtures and equipment	26,306
Leasehold improvements	160,000
Total	17,537,641
Less: accumulated depreciation and amortization	(4,149,380)
Total net book value	$13,388,261

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

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2006

9. Minority interest

Minority interest represents the minority stockholders’ proportionate share of 46.08% of the equity of HRDQ. The Company’s 53.92% controlling interest requires that HRDQ’s operations be included in the Consolidated Financial Statements. The 46.08% equity interest of HRDQ that is not owned by the Company is shown as “Minority interests in consolidated subsidiaries” in the 2006 at $3,847,898. In addition, 200,000 Series A Convertible Preferred stock outstanding in HRDQ is shown as Minority interests at $780,000. This stock is convertible into 400,000 shares of common stock, at a conversion rate of 2 shares of common stock for every 1 share of preferred stock.

2006

MI of minority stockholders	$3,067,898
MI of preferred stock	780,000

Minority interest in consolidated subsidiaries	$3,847,898

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
FOR THE THREE MONTHS ENDED DECEMBER 31, 2006

11. Operating Risk (continued)

  Company’s operations are substantially in foreign countries

Substantially all of the Company’s business are operated in China. The Company’s operations are subject to various political, economic, and other risks and uncertainties inherent in China. Among other risks, the Company’s operations are subject to: the risks of restrictions on transfer of funds; export duties, quotas, and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations.

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

The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The accounting policies of the business segments are the same as those described in “Note 1: Summary of Significant Accounting Policies.” The following tables show the operations of the Company’s reportable segments:

Three months ended December 31, 2006	Integrated communications network solutions	Import and export trading	Royalty income from film copy rights	Membership income from web site	Consolidated Total
Net sales	$1,179,100	$2,038,260	$120,613	$2,626,158	$5,964,131
Cost of sales	664,825	2,003,838	507,509	278,817	3,454,989
Segment Income (loss) before taxes	(638,002)	492	(398,279)	964,372	(71,417)
Segment assets	4,440,962	741,441	4,673,352	16,055,801	25,911,556
Expenditures for segment assets	$-	$20,565	$-	$2,606,588	$2,627,153

Three months ended December 31, 2005	Integrated communications network solutions	Import and export trading	Royalty income from film copy rights	Membership income from web site	Consolidated Total
Net sales	$4,197,247	$-	$-	$-	$4,197,247
Cost of sales	1,041,545	-	-	-	1,041,545
Segment Income (loss) before taxes	1,853,635	-	-	-	1,853,635
Segment assets	12,482,130	-	-	-	12,482,130
Expenditures for segment assets	$71,875	$-	$-	$-	$71,875

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2006

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

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2006

14. RESTATEMENT OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - DECEMBER 31, 2006

The Company's consolidated financial statements have been restated to give effect to the following adjustment:

1)
Pursuant to the SEC comments received after the filing, we recalculate the amount of the web site of subaye.com which included in the property, plant and equipment in footnotes no. 8 consist of the following journal entries. This had no impact on our prior earnings reported.

HRDQ acquired 60% of subaye.com from Alpha and 40% from China Dongguan Networks, Inc.		As Previous reported December 31, 2006	Restatement Adjustment December 31, 2006	As Restated December 31, 2006
HRDQ paid USD 2,060,000 to Alpha for the consideration for 60% of the website
1)	HRDQ issued USD 1,000,000 note payable to Alpha for the website	$1,000,000		$1,000,000
2)	HRDQ issued 2,024,192 shares at $0.52 to TCOM (Alpha) which is VIE and it remained $0.52 as the issuance price	1,060,000		1,060,000
HRDQ paid the following as consideration to China Dongguan Networks (CDN) , Inc. for 40% of subaye.com
3)	HRDQ issued 798,747 common stock at $1.96 to CDN	1,565,544		1,565,544
4)	HRDQ issued 500,000 common stock at $1.96 to Top rider to raise funds to pay CDN	980,000		980,000
5)	HRDQ issued 200,000 preferred stock at$3.92to Top rider to raise funds to pay CDN (1 preferred stock can exchange for 2 common stock )	780,000		780,000
6)	Accounts payable owed to CDN	190,800		190,800
		$5,576,344		$5,576,344
	Elimination of the negative goodwill to the amount of the web site	(889,816)	889,816	-
	Subaye.com - cost of website	4,686,528		$5,576,344
	Add: other web site	2,952,332		2,952,332
	The total amount of web site recorded in the property plant and equipment in footnotes no. 8	7,638,860		8,528,676

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

Minority interest now represents the actual amount of minority stockholders contribution to the capital and the 46.08% of the loss from the date acquired by the Company (April 1, 2006) to December 31, 2006 of the profit of HRDQ. The Company’s 53.92% controlling interest requires that HRDQ’s operations be included in the Consolidated Financial Statements. The 46.08% equity interest of HRDQ that is not owned by the Company is shown as “Minority interests in consolidated subsidiaries” in the 2006 at $ 3,847,898. In addition, 200,000 Series A Convertible Preferred stock outstanding in HRDQ is shown as Minority interests at $780,000. This stock is convertible into 400,000 shares of common stock, at a conversion rate of 2 shares of common stock for every 1 share of preferred stock.

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2006

Restatement of Interim Condensed Balance Sheet as at December 31, 2006

	As Previous reported December 31, 2006	Restatement Adjustment December 31, 2006	As Restated December 31, 2006
MI of minority stockholders contributed to common stock	1,666,313	889,816	2,556,129
Net income of HRDQ shared by minority shareholders	511,769		511,769
MI of preferred stock	780,000		780,000

Minority interest in consolidated subsidiaries	2,958,082		3,847,898

	As Previously		Restatement
	Reported		Adjustment	As Restated
	December 31,		December 31,	December 31,
	2006		2006	2006
Current assets:
Cash	$394,317			$$394,317
Accounts receivable - related company	775,000			775,000
- others, less allowance for bad debts of $2,022,698	5,036,595			5,036,595
Due from related companies	204,088			204,088
Prepaid expenses	3,193,850			3,193,850
Other current assets	161,027			161,027

Total Current Assets	9,764,877			9,764,877

Property, plant and equipment, net	12,498,445	(1)	889,816	13,388,261
Intangible assets	2,758,418			2,758,418

Total Assets	$25,021,740			$$25,911,556

Current liabilities:
Accounts payable	$2,175,861			$$2,175,861
Accrued expenses	53,093			53,093
Other current liabilities	339			339

Total Current Liabilities	2,229,293			2,229,293

Total Liabilities	2,229,293			2,229,293

Minority interest in consolidated subsidary	2,958,082	(2)	889,816	3,847,898

Stockholders' equity :
Preferred stock ($0.001 Par Value: 50,000,000 shares authorized;	-			-
no shares issued and outstanding)
Common stock ($0.001 Par Value: 300,000,000 shares authorized;	122,088			122,088
122,088,000 shares issued and outstanding)				0
Additional paid in capital	19,965,589			19,965,589
Deferred stock-based compensation	(2,140,833)			(2,140,833)
Accumulated other comprehensive income	7,141			7,141
Retained earnings	1,880,380			1,880,380

Total Stockholders’ Equity	19,834,365			19,834,365

Total Liabilities and Stockholders’ Equity	$25,021,740			$$25,911,556

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

(See details under “Business Partnership Developments” above.)

Results of Operations

 Income Statement Items

The following table summarizes the results of our operations during the three months ended December 31, 2006 and 2005 and provides information regarding the dollar and percentage increase or (decrease) from the current fiscal period to the prior fiscal period:

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended			Percentage
	2006	2005	(Decrease)	(Decrease)
	(Unaudited)	(Unaudited)
Net revenues	5,964,131	4,197,247	1,766,884	46%
Cost of sales	(3,454,989)	(1,041,546)	2,413,443	232%
Gross profit	2,509,142	3,155,701	(646,559)	(20%)
Operating expenses	2,602,139	1,301,511	1,300,628	100%
Income (Loss) from operations	(92,997)	1,854,190	(1,947,187)	(105%)
Other income	21,580	(555)	22,135	(40%)
Income from continued operations	(71,417)	1,854,635	(1,926,052)	(104%)
Minority interest in (loss) income of subsidiary	(586,591)	-	(586,591)	-
Net (loss) from discontinued operations	-	(93,380)	(93,380)	(100%)
Net (loss) income	(658,881)	1,760,255	(2,419,136)	(137%)
Other comprehensive income	6,894	3	6,891
Comprehensive income	(651,987)	1,760,258

Earnings per common shares
-Basic	$(0.01)	$0.02
- Fully diluted	$(0.01)	$0.02

Weighted average common share Outstanding
-Basic	109,512,315	77,677,000
- Fully diluted	109,512,315	87,677,000

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

Net cash used in operations for the three months ended December 31, 2006 was $1,108,452. In the future, we may use cash in our operations due to the continuing implementation of our business model and increased expenses from costs associated with being a public company.

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

Net cash provided by financing activities for the three months ended December 31, 2006 was $292,486. It represented the issuance of 10,000,000 shares of the Company's common stock, par value $.001 per share, for an aggregate purchase price of $1,400,000 in which $705,000 was used for the settlement of accounts payable for the movie copyrights and $695,000 was settled in cash. It also represented repayment of related party of $57,514.

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

Our Business Depends Significantly Upon the Performance of Our Subsidiaries, Which Is Uncertain

Currently, a majority of our revenues are derived via the operations of our subsidiaries. Economic, governmental, political, industry and internal company factors outside our control affect each of our subsidiaries. If our subsidiaries do not succeed, the value of our assets and the price of our common stock could decline. Some of the material risks relating to our partner companies include:
•  our subsidiaries are located in the PRC and have specific risks associated with that; and
•  intensifying competition for our products and services and those of our subsidiaries, which could lead to the failure of some of our subsidiaries.

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

Date: August 28, 2007	TELECOM COMMUNICATIONS, INC.

	By:	/s/ Alan R. Lun
Alan R. Lun President and CEO
(Principal Executive Officer)

Date: August 28, 2007

	By:	/s/ Yan Liu
Yan Liu
Principal Financial and Accounting Officer