Form 10QSB/A
period 2007-03-31
MyStarU.com,Inc.
filed 2007-08-28
CIK 1139570

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

TABLE OF CONTENTS

		Page
	PART I
	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheet as of March 31, 2007.	2

	Condensed Consolidated Statements of Income and Comprehensive Income for the Three Months Ended March 31, 2007 and 2006 and Six Months Ended March 31, 2007 and 2006	3

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2007 and 2006	4

	Notes to Condensed Consolidated Financial Statements	5

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	22

ITEM 3.	CONTROLS AND PROCEDURES	39

	PART II
	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	40

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	40

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	40

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	40

ITEM 5.	OTHER INFORMATION	40

ITEM 6.	EXHIBITS	40

SIGNATURES		41

Explanatory Note:

This Quarterly Report on Form 10-QSB/A is being filed as Amendment Number 1 to our Quarterly Report on Form 10-QSB which was originally filed with the Securities and Exchange Commission (“SEC”) on May 21, 2007. We are filing this form 10-QSB/A to restate our financial statements for the fiscal quarter ended March 31, 2007 to reflect a change in the accounting treatment of the acquisition of Subaye.com and the calculation of minority interest in our consolidated subsidiaries and modify our disclosure regarding our internal controls and procedures.

In addition, we are including currently dated Sarbanes Oxley Act Section 302 and Section 906 certifications of the Chief Executive Officer and Chief Financial Officer that are attached to this Form 10-QSB/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

For the convenience of the reader, this Form 10-QSB/A sets forth the entire Form 10-QSB, which was prepared and relates to the Company as of March 31, 2007. However, this Form 10-QSB/A only amends and restates the items described above to reflect the effects of the restatement and no attempt has been made to modify or update other disclosures presented in our March 31, 2007 Form 10-QSB. Accordingly, except for the foregoing amended information, this Form 10-QSB/A continues to speak as of May 21, 2007 (the original filing date of the March 31, 2007 Form 10-QSB), and does not reflect events occurring after the filing of our March 31, 2007 Form 10-QSB and does not modify or update those disclosures affected by subsequent events. Forward looking statements made in the 2007 Form 10-QSB have not been revised to reflect events, results or developments that have become known to us after the date of the original filing (other than the current restatements described above), and such forward looking statements should be read in their historical context. Unless otherwise stated, the information in this Form 10-QSB/A not affected by such current restatements is unchanged and reflects the disclosures made at the time of the original filing.

PART I - FINANCIAL INFORMATION

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

March 31, 2007

Restated
(Unaudited)
ASSETS
Current assets:
Cash	$651,962
Accounts receivable - related company	480,000
- others, less allowance for bad debts of $3,360,307	3,474,555
Due from related companies	197,660
Prepaid expenses	3,297,178
Other current assets	227,943

Total Current Assets	8,329,298

Property, plant and equipment, net	12,631,951
Intangible assets	2,393,496

Total Assets	$23,354,745

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,542,458
Accrued expenses	34,175
Other current liabilities	123,897

Total Current Liabilities	1,700,530

Total Liabilities	1,700,530

Minority interest in consolidated subsidiary	3,751,813

Stockholders' equity :
Preferred stock ($0.001 Par Value: 50,000,000 shares authorized;
no shares issued and outstanding)	-
Common stock ($0.001 Par Value: 300,000,000 shares authorized;
123,088,000 shares issued and outstanding)	123,088
Additional paid in capital	20,302,089
Deferred stock-based compensation	(1,798,208)
Accumulated other comprehensive income	6,124
Retained earnings	(730,691)

Total Stockholders’ Equity	17,902,402

Total Liabilities and Stockholders’ Equity	$23,354,745

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Six Months Ended		Three Months Ended
	March 31		March 31
	2007	2006	2007	2006
	Unaudited	Unaudited	Unaudited	Unaudited
Revenue
Net Revenue - affiliate	$720,000	$720,000	$360,000	$360,000
- others	8,677,481	7,379,917	3,073,350	3,411,818
Total Revenue	9,397,481	8,099,917	3,433,350	3,771,818

Cost of sales
Depreciation	1,898,447	935,031	1,076,263	467,516
Other cost of sales	4,188,898	1,048,650	1,870,195	365,311
	6,087,345	1,983,681	2,946,458	832,827

Gross Profit	3,310,136	6,116,236	486,892	2,938,991

Operating Expenses:
Allowance for bad debts	3,030,049	977,074	1,890,724	857,914
Depreciation	52,943	36,373	43,901	7,773
Salaries	335,785	386,940	179,679	127,193
Stock-based compensation expenses	1,707,154	1,574,975	680,124	743,529
Other selling and administrative expenses	989,278	259,509	404,539	70,768

Total operating expenses	6,115,209	3,234,871	3,198,967	1,807,177

Income (loss) from operations	(2,805,073)	2,881,365	(2,712,075)	1,131,814

Other income and (expenses)
Interest income	2,934	2,387	1,313	1,108
Other income (expenses)	23,854	-	3,895	(9,426)

Total other income (expenses)	26,788	2,387	5,208	(8,318)

Income (loss) from operations before income taxes	(2,778,285)	2,883,752	(2,706,867)	1,123,496
Income tax	(1,159)	-	(286)	-
Income (loss) from continuing operations before minority interest	(2,779,444)	2,883,752	(2,707,153)	1,123,496

Minority interest in income of subsidiary	$(490,505)	$-	$96,086	$-

Income (loss) from continuing operations	(3,269,949)	2,883,752	(2,611,067)	1,123,496

Loss from discontinuing operations
Net loss from the discontinued
operations of subsidiary	-	(239,775)	-	(239,775)
Net income (loss)	(3,269,949)	2,643,977	(2,611,067)	883,721

Other comprehensive income
Foreign currency translation difference	5,877	3	(1,017)	(3)

Comprehensive income (loss)	(3,264,072)	2,643,980	(2,612,084)	883,718

Earnings (loss) per Common Share:
Basic	$(0.03)	$0.03	$(0.02)	$0.01
Fully Diluted	$(0.03)	$0.03	$(0.02)	$0.01

Weighted Average Common Share:
Outstanding- Basic	117,363,549	80,040,000	117,363,549	82,455,000
Outstanding- Fully Diluted	117,363,549	90,004,000	117,363,549	92,455,000

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
FOR THE SIX MONTHS ENDED MARCH 31, 2007

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
FOR THE SIX MONTHS ENDED MARCH 31, 2007

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
FOR THE SIX MONTHS ENDED MARCH 31, 2007

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

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2007

2. Summary of Significant Accounting Policies - Continued

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

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2007

2. Summary of Significant Accounting Policies - Continued

Revenue recognition- Continued

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

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2007

2. Summary of Significant Accounting Policies - Continued

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
FOR THE SIX MONTHS ENDED MARCH 31, 2007

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
FOR THE SIX MONTHS ENDED MARCH 31, 2007

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
FOR THE SIX MONTHS ENDED MARCH 31, 2007

8. Property, Plant and Equipment

a) Summary of plant and equipment

Plant and equipment, which are located in the PRC, consisted of the following:

March 31
2007
At cost:
Computer equipment	$157,057
Computer software	8,497,295
Web sites	8,528,676
Motor vehicles	168,307
Furniture, fixtures and equipment	26,306
Leasehold improvements	160,000
Total	17,537,641
Less: accumulated depreciation and amortization	(4,905,690)
Total net book value	$12,631,951

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

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2007

9. Minority interest

Minority interest represents the minority stockholders’ proportionate share of 46.08% of the equity of Subaye.com, Inc. The Company’s 53.92% controlling interest requires that Subaye.com’s operations be included in the Consolidated Financial Statements. The 46.08% equity interest of Subaye.com that is not owned by the Company is shown as “Minority interests in consolidated subsidiaries” in the three months ended March 31, 2007 at 3,751,813. In addition, 200,000 Series A Convertible Preferred stock outstanding in Subaye.com is shown as minority interests at $780,000. This stock is convertible into 400,000 shares of common stock, at a conversion rate of 2 shares of common stock for every 1 share of preferred stock.

March 31
2007

MI of minority stockholders	$2,971,813
MI of preferred stock	780,000

Minority interest in consolidated subsidiaries	$3,751,813

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
FOR THE SIX MONTHS ENDED MARCH 31, 2007

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
FOR THE SIX MONTHS ENDED MARCH 31, 2007

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

The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The accounting policies of the business segments are the same as those described in “Note 1: Summary of Significant Accounting Policies.” The following tables show the operations of the Company’s reportable segments:

Six months ended March 31, 2007	Integrated communications network solutions	Import and export trading	Royalty income from film copy rights	Provision of internet corporate video services	Corporate/ Others	Consolidated Total
Net sales	$1,539,100	$3,708,980	$792,389	$3,357,012	$-	9,397,481
Cost of sales	1,282,933	3,641,220	605,558	557,634	-	6,087,345
Segment Income (loss) before taxes	(2,310,651)	1,557	(205,897)	2,016,847	(2,280,142)	(2,778,285)
Segment assets	2,161,068	752,379	4,728,194	13,459,128	2,253,976	23,354,745
Expenditures for segment assets	$-	$20,565	$-	$2,606,588	$-	$2,627,153

Six months ended March 31, 2006	Integrated communications network solutions	Import and export trading	Royalty income from film copy rights	Provision of internet corporate video services	Corporate/ Others	Consolidated Total
Net sales	$8,099,917	$-	$-	$-	-	8,099,917
Cost of sales	1,846,181	-	-	-	137,500	1,983,681
Segment Income (loss) before taxes	5,349,424	-	(60,471)	-	(2,405,201)	2,883,752
Segment assets	10,621,398	-	366,915	-	2,804,859	13,793,170
Expenditures for segment assets	$-	$-	$-	$-	-	$-

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2007

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

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2007

14. RESTATEMENT OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -March 31, 2007

The Company's consolidated financial statements have been restated to give effect to the following adjustment:

1)
Pursuant to the SEC comments received after the filing, we recalculate the amount of the web site of subaye.com which included in the property, plant and equipment in footnotes no. 8 consist of the following journal entries. This had no impact on our prior earnings reported.

HRDQ acquired 60% of subaye.com from Alpha and 40% from China Dongguan Networks, Inc.		As Previous reported March 31, 2007	Restatement Adjustment March 31, 2007	As Restated March 31, 2007

HRDQ paid USD 2,060,000 to Alpha for the consideration for 60% of the website
1)	HRDQ issued USD 1,000,000 note payable to Alpha for the website	$1,000,000		$1,000,000
2)	HRDQ issued 2,024,192 shares at $0.52 to TCOM (Alpha) which is VIE and it remained $0.52 as the issuance price	1,060,000		1,060,000
HRDQ paid the following as consideration to China Dongguan Networks (CDN) , Inc. for 40% of subaye.com
3)	HRDQ issued 798,747 common stock at $1.96 to CDN	1,565,544		1,565,544
4)	HRDQ issued 500,000 common stock at $1.96 to Top rider to raise funds to pay CDN	980,000		980,000
5)	HRDQ issued 200,000 preferred stock at $3.92 to Top rider to raise funds to pay CDN (1 preferred stock can exchange for 2 common stock)	780,000		780,000
6)	Accounts payable owed to CDN	190,800		190,800
		$5,576,344		$5,576,344
	Elimination of the negative goodwill to the amount of the web site	(889,816)	889,816	-
	Subaye.com - cost of website	$4,686,528		$5,576,344
	Add: other web site	2,952,332		2,952,332
	The total amount of web site recorded in the property plant and equipment in footnotes no. 8	7,638,860		8,528,676

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

Minority interest now represents the actual amount of minority stockholders contribution to the capital and the 46.08% of the loss from the period acquired by the Company ( April 1, 2006) to March 31, 2007 of the profit of HRDQ. The Company’s 53.92% controlling interest requires that HRDQ’s operations be included in the Consolidated Financial Statements. The 46.08% equity interest of HRDQ that is not owned by the Company is shown as “Minority interests in consolidated subsidiaries” in the 2006 at $3,751,813. In addition, 200,000 Series A Convertible Preferred stock outstanding in HRDQ is shown as Minority interests at $780,000. This stock is convertible into 400,000 shares of common stock, at a conversion rate of 2 shares of common stock for every 1 share of preferred stock.

	As Previous reported September 30, 2006	Restatement Adjustment September 30, 2006	As Restated September 30, 2006

MI of minority stockholders contributed to common stock	1,666,313	889,816	2,556,129
Net income of HRDQ shared by minority shareholders	415,684		415,684
MI of preferred stock	780,000		780,000

Minority interest in consolidated subsidiaries	2,861,997		3,751,813

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2007
Restatement of Interim Condensed Balance Sheet as at March 31, 2007

	As Previously		Restatement
	Reported		Adjustment	As Restated
	March 31,		March 31,	March 31,
	2007		2007	2007
Current assets:
Cash	$651,962		$	$$651,962
Accounts receivable - related company	480,000			480,000
- others, less allowance for bad debts of $3,360,307	3,474,555			3,474,555
Due from related companies	197,660			197,660
Prepaid expenses	3,297,178			3,297,178
Other current assets	227,943			227,943

Total Current Assets	8,329,298			8,329,298

Property, plant and equipment, net	11,742,135	(1)	889,816	12,631,951
Intangible assets	2,393,496			2,393,496

Total Assets	$22,464,929		$	$$23,354,745

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,542,458		$	$$1,542,458
Accrued expenses	34,175			34,175
Other current liabilities	123,897			123,897

Total Current Liabilities	1,700,530			1,700,530

Total Liabilities	1,700,530			1,700,530

Minority interest in consolidated subsidiary	2,861,997	(2)	889,816	3,751,813

Stockholders' equity :
Preferred stock ($0.001 Par Value: 50,000,000 shares authorized;
no shares issued and outstanding)	-			-
Common stock ($0.001 Par Value: 300,000,000 shares authorized;
123,088,000 shares issued and outstanding)	123,088			123,088
Additional paid in capital	20,302,089			20,302,089
Deferred stock-based compensation	(1,798,208)			(1,798,208)
Accumulated other comprehensive income	6,124			6,124
Retained earnings	(730,691)			(730,691)

Total Stockholders’ Equity	17,902,402			17,902,402

Total Liabilities and Stockholders’ Equity	$22,464,929		$	$$23,354,745

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

(See details under “Business Partnership Developments” above.)

Results of Operations

 Income Statement Items

The following table summarizes the results of our operations during the three months ended March 31, 2007 and 2006 and provides information regarding the dollar and percentage increase or (decrease) from the current fiscal period to the prior fiscal period:

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31 December 31		Increase/ Increase	Percentage Increase
	2007	2006	(Decrease)	(Decrease)
	(Unaudited)	(Unaudited)
Net revenues	3,433,350	3,771,818	(338,468)	(9%)
Cost of sales	2,946,458	832,827	2,113,631	254%
Gross profit	486,892	2,938,991	(2,452,099)	(83%)
Operating expenses	3,198,967	1,807,177	1,391,790	77%
Income (Loss) from operations	(2,712,075)	1,131,814	(3,843,889)	(340%)
Other income	5,208	(8,318)	13,526	(163%)
Minority interest in (loss) income of subsidiary	96,085	-	96,086	-
Income from continued operations	(2,611,067)	1,123,496	(3,734,563)	(332%)
Net (loss) from discontinued operations	-	(239,775)	239,775	-
Net (loss) income	(2,611,067)	883,721	(3,494,788)	(395%)
Other comprehensive income	(1,017)	(3)	(1,014)	338,000%)
Comprehensive income	(2,612,084)	883,718	(3,495,802)	(396%)

Earnings (loss)per common shares
-Basic	$(0.02)	$0.01
- Fully diluted	$(0.02)	$0.01

Weighted average common share Outstanding
-Basic	117,363,549	82,455,000
- Fully diluted	117,363,549	92,455,000

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

Six Months Ended March 31,
2007 and 2006 (Unaudited)

	Six Months Ended March 31 December 31		Increase/ Increase	Percentage Increase
	2007	2006	(Decrease)	(Decrease)
	(Unaudited)	(Unaudited)
Net revenues	$9,397,481	$8,099,917	$1,297,564	16%
Cost of sales	6,087,345	1,983,681	4,103,664	207%
Gross profit	3,310,136	6,116,236	(2,806,100)	(49%)
Operating expenses	6,115,209	3,234,871	2,880,338	89%
Income (Loss) from operations	(2,805,073)	2,881,365	(5,686,438)	(197%)
Other income	26,788	2,387	24,401	(1,022%)
Minority interest in (loss) income of subsidiary	(490,505)	-	(490,505)	-
Income from continued operations	(3,269,949)	2,883,752	(6,153,701)	(213%)
Net (loss) from discontinued operations	-	(239,775)	239,775	-
Net (loss) income	(3,269,949)	2,643,977	(5,913,926)	(224%)
Other comprehensive income	5,877	-	5,877	-
Comprehensive income	(3,264,072)	2,643,977	(5,908,049)	(223%)

Earnings (loss)per common shares
-Basic	$(0.03)	0.03
- Fully diluted	$(0.03)	0.03

Weighted average common share Outstanding
-Basic	$117,363,549	$80,040,000
- Fully diluted	117,363,549	90,040,000

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