Form 10KSB
period 2007-09-30
MyStarU.com,Inc.
filed 2008-01-16
CIK 1139570

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-62236

MYSTARU.COM, INC.
(Formerly known as Telecom Communications, Inc)
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
Yes ☐ No ☑

State issuer’s revenues for its most recent fiscal year. $21,554,811

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $26,589,006.36 as of December 17, 2007.

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☑

Number of shares of common stock outstanding as of December 17, 2007:151,014,316 shares common stock

Number of shares of preferred stock outstanding as of December 17, 2007: None

MYSTARU.COM, INC.

TABLE OF CONTENTS TO ANNUAL REPORT
ON FORM 10-KSB
YEAR ENDED SEPTEMBER 30, 2007

PART I

ITEM 1. NATURE OF OPERATIONS.

Mystaru.com, Inc., a Delaware corporation, together with its consolidated subsidiaries (“MYST” or the “Company”), is a fully integrated information and entertainment service provider to the business, internet, and consumer markets in the People’s Republic of China (the “PRC”). The Company was originally incorporated on January 6, 1997 in the State of Indiana under the corporate name MAS Acquisition XXI Corp. On December 21, 2000, the Company acquired Telecom Communications of America, a sole proprietorship in California, and changed its name to Telecom Communications, Inc. On February 28, 2005, the Company reincorporated in the State of Delaware by merging with a Delaware corporation of the same name. The surviving Delaware corporation succeeded to all of the rights, properties and assets and assumed all of the liabilities of the original Indiana corporation. On July 10, 2007, the Company changed its name from Telecom Communications, Inc. to MyStarU.com, Inc. The Company's common stock continues to be quoted under the symbol, “MYST.OB,” on the FINRA over-the-counter bulletin board (“OTCBB”) in the United States of America.

The consolidated financial statements presented are those of MyStarU.com, Inc., which have been prepared in accordance with accounting principles generally accepted in the United States of America. The results of operations are for the fiscal year ended September 30, 2007 and 2006, respectively. The Company’s financial statements contained herein were audited for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The Company’s accounting policies and certain other disclosures are set forth in the notes to the consolidated financial statements contained herein.

The consolidated financial statements of the Company reflect the activities of the parent and the following subsidiaries.

Subsidiaries	Countries Registered In	Percentage of Ownership
Arran Services Limited	British Virgin Islands	100.00%
Mystaru Limited	Hong Kong, The People’s Republic of China	100.00%
Alpha Century Holdings Limited	British Virgin Islands	100.00%
3G Dynasty Inc.	British Virgin Islands	100.00%
Subaye.com, Inc.	United States of America, Delaware	64.60%
Guangzhou Panyu Metals & Materials Limited	The People’s Republic of China	100.00%
Guangzhou Tcom Computer Tech Limited	The People’s Republic of China	100.00%
Mystaru.com, Inc.	United States of America, Delaware	100.00%

General Business Discussion

The Company operates in four distinct business segments:

1. Investments in Entertainment Arts Productions - The Company purchases and licenses or resells copyrights of entertainment-related assets.

2. Online Content and Member Services Provider - The Company provides online content and member services for commercial use

3. Software sales - The Company provides web-based and mobile software platforms

4. Importing and exporting of goods - The Company conducts international trade using the PRC as its base of operations

Investments in Entertainment Arts Productions

We generate income from the purchase and subsequent licensing or resale of copyrights for motion pictures, internet broadcasting, television broadcasting, digital video discs (“DVD”) and other possible forms of reproductions of our copyrighted assets. 3G Dynasty began the theatrical screening of the film BIG MOVIE ( http://ent.sina.com.cn/f/m/bigmovie/index.shtml ) in 400 theaters throughout the PRC beginning on December 29, 2006 and running through January 20, 2007. The “Investments in Entertainment Arts” business segment is committed to bringing a variety of unique titles to the Chinese market. Our first release, BIG MOVIE, a joint venture with Hua Xia Films Distributions Limited Beijing, is a template for the future distribution of film in the PRC by MYST.  The movie rights costs the Company under $2 million to purchase and generated revenues for the Company of over $6 million during the year ended September 30, 2007. 3G Dynasty is also working with Sina.com (Nasdaq: SINA) for movie promotion and marketing services. We currently hold copyrights for 3 additional motion pictures which are presently in production with our production partners. However, the governmental approval process for release of these 3 additional motions pictures is not yet complete. We also hold several copyrights that we expect to license or resell for internet rights, DVD rights and overseas rights.

We believe our subsidiary, 3G Dynasty, has made and continues to make sound investments in entertainment arts productions in the PRC and is well positioned for continued growth in a fast-paced market. 3G Dynasty began to establish a film distribution network with the purchase of the copyrights to certain films in March 2006. 3G Dynasty distributes films, through multiple distribution channels into the PRC film market, including through the internet, mobile phone, TV, VCD/DVD and theatrical screenings in cinemas across the PRC. We will continue to make investments to establish our distribution network and acquire more copyrights for high quality programming content.

One of our business partners, ZesTV, Inc. (“ZesTV”) is a leading Chinese media and entertainment company. ZesTV is involved with the development, production, and marketing of entertainment, news and information to a global audience. ZesTV owns and operates a valuable portfolio of news and entertainment networks, a premier motion picture company, significant television production operations, a leading internet entertainment website group, and plans the development of studio-branded theme parks. MYST has the first right of refusal to buy ZesTV music, films and TV programming copyrights of online content.

MYST will continue its aggressive search for further investments into the entertainment arts industry in the PRC. We intend to continue to have consistent discussions with filmmakers regarding these investments.

We note the following data published by Asia Media on September 18, 2007, which referenced research conducted recently by PricewaterhouseCoopers.

Market Research Summary

China spent $78 billion on the Entertainment and Media markets in the calendar year ended December 31, 2006

• China’s growth was an astounding 21.6% in calendar year 2006 and was the fastest growing sector within the Entertainment and Media markets of Asia Pacific

• A forward compounded annual growth rate of 16.8% was estimated for the Entertainment and Media market of China

Online Content and Member Services Provider

We own a majority interest in our subsidiary, Subaye.com, Inc. We have established a website, www.subaye.com, which we believe is the premier provider of corporate online video in China and is seen as a destination for business to business e-commerce in the PRC for customers who utilize the website to enhance the marketing and promotion of their business products and services. We continue to experience a strong demand for our services through www.subaye.com and believe the market it serves is one of the fastest growing in the PRC, which consequently increases the demand for our services. These customers are demanding prominent and easily assessable methods to market and promote their products or services. We expect continued growth for this website during the fiscal year ending September 30, 2008.

Subaye.com - internet corporate video provider

We consider ourselves to be leading internet corporate video provider in the PRC, and we offer a unique Chinese language corporate video sharing platform for both users and customers. Subaye.com generated over $4.3 million in revenue in its first full year of operations in 2007. We focus on our potential users in the PRC that demand publishing and sharing their corporate video online over the internet. Our platform consists of our websites and Subaye alliance network, which is our network of third-party websites (“Subaye Alliance”).

Our services are designed to enable internet users to find relevant information video online from our video database, which currently consists of over 38,123 video corporate profiles, as visible video showcase for presentation. It includes Chinese language corporate web pages, news, images and multimedia files, through links provided on our websites. We provide our users with easy access to an index of up to 1,000,000 video clips, images and web pages. Many of our customers also use the subaye.com website for secondary purposes. For example, our customers have used the website as a sales and marketing tool related to traditional sales operations and also business to business to consumer-based online auctions.

For our corporate users, Subaye.com allows companies to post their products with corporate video to the platform for a monthly fee. We launched the internet video services on our Subaye.com website and began generating revenues from corporate video uploading services in November, 2006. We have grown significantly since we commenced operations in October of 2006. Our corporate video uploading services users totaled 16,348 members as of December 31, 2007. We charge our members a monthly charge of approximately $100. From time to time, we offer special promotions to allow potential member users and current member users to use our website free of charge.

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

Subaye.com achieved profitability as of the quarter ended December 31, 2006. We have experienced growth in recent periods, in part, due to the growth in the PRC’s online marketing industry, which may not be representative of future growth or be sustainable. We cannot assure that our historical financial information is indicative of our future operating results or financial performance, or that our profitability will be sustained.

Mystaru.com and Icurls.com

The Company purchased www.mystaru.com on October 1, 2006, and www.icurls.com on November 20, 2006. We expect to use the two websites in 2008 to continue to develop the Company’s offerings in the arts education market. Through the date of this report, the Company has sold 7 “master franchise licenses” to unrelated parties in the PRC for $200,000 each, or $1,400,000 in total. The third party purchasers are intent on utilizing the Company’s education-related web-based offerings in certain sectors of the PRC and across potential large portions of the PRC population within each sector. Mystaru.com's content launch includes ten hours of multimedia performing education courses developed by Stareastnet ( http://www.stareastnet.com ). The content draws on the popularity of Stareastnet's unique 30-minute presentation concept. Stareastnet has been producing artist profiles since 1999, and delivers several live seminars each year. The Company anticipates that additions to the Stareastnet content will continue to be added as the Company reviews and approves of the educational material.

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

We have continually worked to establish a system that can quickly and accurately respond to the market, as well as raise shareholder value by strengthening the development and competitiveness of each business. As part of this strategy, we have been implementing the integration of development, production and sales of each business within the Company. We have determined that a positive impact will be realized from integrating the functions of the various contracted operations lines of business and that, as a result, Mystaru Ltd will become more competitive and synergies will be realized between its marketing, product development and sales organizations. It is also projected that as the resources of the Company are increased and the strategic alliance is structured, the overall efficiency of group management will improve, providing even greater shareholder value.

In a country with significant mobile phone usage, the growth opportunities remain tremendous. The PRC has more than 1.3 billion people, and mobile services will remain a strong area of growth. Entertainment content for these mobile devices is in high demand and Mystaru Ltd. hopes to become a dominant player within this space.

SkyeStar.com

We expect SkyeStar.com to be positioned in 2008 to generate a new revenue stream for the Company utilizing our pre-exisitng social networks, established by the entity over the past several years. SkyeStar.com (“SkyeStar”) was launched with the intent of utilizing IPTV technology, with new features that allow users access their SkyeStar accounts using IPTV. SkyeStar is currently a free, members-only web site that offers community, e-mail, exclusive music and video downloads, instant messaging, blogs, photos and more. We will generate revenue by advertising, entertainment downloads, pay per view, video-on-demand and VIP membership fees.

IPTV, is the format representing the convergence of internet, television and telecommunication networks, and is expected to be adopted in the PRC next year. This technology might not yet be available throughout the PRC but we believe a significant portion of the PRC’s internet users have already embraced this technology, and we believe this technology may be adopted on a widespread basis in 2008.

The PRC is one of the largest IPTV markets in the world. The PRC was among the first markets in the world to put IPTV services in commercial trial operation. Statistics show that there are 360 million TV viewers and 75 million broadband users in the PRC, creating a significant potential market for development of IPTV services.

3G Dynasty is also responsible for sales of Mystaru Ltd products, and has focused on entertainment content for 3G mobile and internet use. IC Star Wireless Application Protocol (“WAP”) Club is based on the IC Star Theme Club on WAP, which provides the most comprehensive and up-to-date mobile entertainment services in the PRC. The WAP users can access IC Star Theme Club for content we provide through China Mobile Communications. In May 2005, 3G Dynasty created the website http://skyestar.com, a multi-channel infotainment portal supported by proprietary fan clubs and a community platform. It allows new members to personalize their own homepage with 3G Dynasty’s content. It registers members and allows them to build their personal homepage on WAP. As the host and content provider, 3G Dynasty will start publishing a daily Real Simple Syndication (“RSS”) feed of its original content from a number of its contracted web sites, including local information, life style and entertainment content. Through the use of RSS feeds, users can receive 3G Dynasty's daily content automatically, thereby broadening 3G Dynasty's distribution and providing an additional platform for mobile phone users who are registered members of the Star Theme Club on WAP. Members with their homepage on WAP can reach their targeted audience through wireless technology.

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

On July 1, 2006, all contracted base businesses that operate as IC Star and IC Star Brands were combined with the personalized homepage on WAP and SkyeStar.com. As of September 30, 2007, IC Star WAP Club had approximately 61,182 registered members.

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

Mystaru Ltd has partnered with several industry leaders to provide content on the SkyeStar.com entertainment portal. Among its partners, Stareastnet, provides features such as "Artist Profiles and Homepages" and NC Entertainment, provides movie trailers. SkyeStar.com provides a community experience by including artists, movies, games, music and more. Through user-generated content, as well as personal homepages and content reviews, community members can express themselves and become a trusted referral of content for their friends.

Software Sales

We offer software-based products through our subsidiary, Tcom Computer, which serves the voice, video, data, web and mobile communication markets. The Company will deliver its content through its software products, using various media, to several hundred million end users in the telecommunications market in the PRC. Since the 2005 launch of our Total Solutions System (“TS”), together with our SEO4Mobile Short Message Services (“SMS”) search engine software in 2005, we believe that we now have the right software products to deliver our content, in order to serve the rapidly expanding telecommunications market in the PRC. We are targeting enterprises in the multimedia communications market in the PRC, where there is significant growth potential. In the PRC there are billions of messages sent every month through SMS, which is the basic form of text messaging. We note that there is also a significant increase in Multimedia Message Services (“MMS”). MYST’s Customer Relations Management Virtual Call Center (“CRM”) provides highly customized, scalable and flexible interactive services, offers customers high value and low cost sales and service solutions using the highly scalable interactive MMS response, with interactive voice response and speech recognition solutions.

Total Solutions System - SMS/MMS Call Center & CRM System

TS, our specialized software product, offers integrated communications network solutions and internet content service in universal voice, video, data, web and mobile communication for interactive media applications, technology and content leaders in interactive multimedia communications. Designed around MYST’s internet content and database and integrated into the Information Manager System and SMS/MMS Call Center CRM System core software, the TS application facilitates the collaboration of key business processes, such as, corporate and marketing communications, membership distance interactive programs, product development, customer relationship management and content management by allowing dispersed enterprise users to collaborate in real time with multimedia message services.

This business model is built on the integration of strong entertainment and lifestyle content into the TS, network database and the application of technology. Network database was established by signing contracts with strategic partners and obtaining the database of each partner’s respective internet and mobile phone users. Our content was built through our business alliance with Mystaru, Ltd (formerly known as IC Star MMS Limited) , which is currently one of our subsidiaries and a network services provider based in Hong Kong, which provides links to entertainment and lifestyle information to local communities across the PRC. Mystaru Ltd, which was originally created as the Star SMS /MMS called “My Star Friends” community, was first invented as a SMS/MMS interactive between Mystaru Ltd and fans of local artists around the world. By integrating the network database and contents into software that MYST sources from the market, we can leverage the functions of the software and target it to various industries.

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

Revenues are derived principally by providing integrated solutions and an AdMaxB2Search platform by entering into business contracts with enterprises for a fixed monthly fee. The management of MYST is confident that the SEO4Mobile and AdMaxB2Search platforms will provide excellent revenue when these two products gain popularity with mobile phone users. SEO4Mobile is a cutting edge technology designed to integrate the internet with mobile phones, using search engine technology using a pay per click business model. We continue to target the approximate 300 million mobile phone users as well as the 111 million internet users in the PRC. According to the Ministry of Information of the PRC, the PRC’s internet users account for about 8.5% of its population, far below the United States of America, where 60% of the population are internet users.

IBS v4.1 and v5.0Enterprise Suite

The IBS v4.1 and v5.0 software suites are our main product line, and include a built-in MoDirect, an innovative suite of technologies that enables wireless and web publishers to target SEO4Mobile users more effectively and allows advertisers to obtain targeted leads with rich demographic data. IBS v4.1 and v5.0 are part of the TS family. Corporate users can leverage all available information resource management on the intranet/extranet over the internet, including wireless applications, and advertisers can use the IBS v4.1 and v5.0 to publish SMS and MMS by searches on mobile phones. The system enables manufacturers and services providers to use the internet to establish and manage continuous connections with automated e-services, operations monitoring and e-commerce offerings. The system’s customers include end-user clients in many industries throughout the PRC. The IBS v4.1 and v5.0 standard package includes three servers, software, as well as system integration

During 2007, the Company organized Guangzhou TCOM Computer Tech Ltd. (“GTCT”), which became a new wholly-owned subsidiary of the Company. GTCT is responsible for the operation and management of the Company’s TS, SMS/MMS virtual Call Center CRM Systems, SEO4Mobile, MoDirect, AdMaxB2Search and IBS v4.1 and v5.0 software suites As GTCT integrates with the TS business group of MYST, it will strategically invest in the PRC, specifically to address new market dynamics and help SME users get the most from end user content while effectively handling changes in capacity, deal terms and players.

The integration expertise we gained through the successful launch of GTCT, and the IBS v5.0 Enterprise Suite gives us confidence in our core business model within the SME market, the potential for our total solution business, and the achievement of synergies we identified as part of our strategic investment efforts.

GTCT has continued to develop relationships established in the past with some of the Company’s contacts in the internet and businesss industries such as Baidu.com (Nasdaq: BIDU), Shanghai Linktone Information Limited (Nasdaq: LTON), the wireless business division of Beijing eLong Information Technology Limited, a subsidiary of eLong Inc. (Nasdaq: LONG), 3721 Inter China Network Software Co. Ltd (www.3721.com), a Yahoo!, Inc. Company (Nasdaq: YHOO), Tencent Company Limited (www.qq.com), Kongzhong Corporation (Nasdaq: KONG), Guangdong Mobile Communication Co., Limited , a China Mobile Communications Corporation and China Mobile (Hong Kong) Ltd. (NYSE: CHL) to develop entertainment SMS, MMS, WAP portal and other wireless contents such as artist profiles, gaming and an SEO4Mobile SMS search engine.

Import and Export Trading

Our subsidiary, Guangzhou Panyu Metals and Minerals Import & Export Co., Ltd (“Panyu M&M”) holds the licenses and approvals necessary to operate our international trading and provide e-commerce logistic agent services. Panyu M&M operates in today’s global economy and continually delivers quality services for our importing and exporting clientele. As in the other three business segments, we believe the import/export businesses of the PRC are well-positioned. We believe we can benefit substantially from the further development of this business segment in the years to come.

Sales and Marketing

Our employees, including senior management, conduct our primary sales and marketing efforts. Currently our primary sales staff resides in Guangzhou, China.

We actively participate in tradeshows involving e-commerce and entertainment arts. We are currently focused on developing our businesses with limited advertising and marketing expenditures. As a result, we depend heavily on word of mouth and the quality of our products and services to increase revenues.

Intellectual Property

We invest regularly in copyrights covering programming rights for motion pictures, the web-broadcasting of motion pictures, related DVDs and television programming. We have not yet invested in any overseas ventures (outside the PRC) within the entertainment arts business segment but it is possible we will make investments in oversears markets in the future.

Personnel

As of September 30, 2007, we had a total of 111 employees. The chart below provides a general breakout of our employee ranks as of September 30, 2007.

As of September 30, 2007

Management and administrative	24
Research and development	24
Sales and marketing	63
Total employees	111

Environmental Matters

We are subject to federal, state, local and foreign laws and regulations regarding protection of the environment, including air, water, and soil. Our manufacturing business involves the use, handling, storage, and contracting for recycling or disposal of hazardous or toxic substances or wastes, including environmentally sensitive materials, such as batteries, solvents, lubricants, degreasing agents, gasoline and resin. We must comply with certain requirements for the use, management, handling, and disposal of these materials. We do not, however, maintain insurance for pollutant cleanup and removal. If we are found responsible for any hazardous contamination, any fines or penalties we may be required to pay or any clean up we are required to perform, could be very costly. Even if we are charged, and later found not responsible, for such contamination or clean up the cost of defending the charges could be high. If either of the foregoing occurs, our business, results from operations and financial condition could be materially adversely affected. We do not believe we have any material environmental liabilities or that compliance with environmental laws, ordinances, and regulations will, individually or in the aggregate, have a material adverse effect on our business, financial condition, or results of operations.

Other Regulatory Matters

Our operations and products are subject to extensive government regulation, supervision, and licensing under various federal, state, local and foreign statutes, ordinances and regulations. Certain governmental agencies such as the Environmental Protection Agency, or EPA, and the Occupational Safety and Health Administration, or OSHA, monitor our compliance with their regulations, require us to file periodic reports, inspect our facilities and products, and may impose substantial penalties for violations of the regulations.

While we believe that we maintain all requisite licenses and permits and are in compliance with all applicable federal, state, local and foreign regulations, there can be no assurance that we will be able to maintain all requisite licenses and permits. The failure to satisfy those and other regulatory requirements could have a materially adverse effect on our business, financial condition, and results of operations.

Research and Development

The Company incurred no research and development expenses in the years ended September 30, 2006 and 2007, other than the salaries of those individuals in the research and development group, which have not been separately classified as research and development expenses for during 2007 ad 2006, respectively.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company has three lease commitments.

The first lease commitment is for MYST’s office at Suite 2412-13, Shell Tower, Times Square,1 Matheson Street, Causeway Bay, Hong Kong, with a gross area of approximately 1,514 square feet, for a term of 36 months from May 1, 2005 in the amount of $83,261.

The second lease commitment is for Mystaru Ltd to rent its office at No.74 Shanan Road Shiqiao Panyu Guangzhou, PRC for a term of 24 months from July 1, 2006 amounting to $212,790.

The third lease commitment is for Guangzhou Panyu Metals and Minerals Imports and Exports Co.’s office at No.178 2/F Huanchengdong Road, Shiqiao Panyu, Guangzhou for a term of 24 months from January 1, 2008 to December 31, 2009 in the amount of $6,250.00.

ITEM 3. LEGAL PROCEEDINGS.

As of the date of this filing, the Company is not a party to any legal proceeding that could reasonably be expected to have a material impact on our operations or finances.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is currently traded on a limited basis on the FINRA Over-the-Counter Bulletin Board (the “OTCBB”) in the United States of America under the symbol “MYST.OB.” The quotation of our common stock on the OTCBB does not assure that a meaningful, consistent and liquid trading market currently exists. We cannot predict whether a more active market for our common stock will develop in the future. In the absence of an active trading market:

•	Investors may have difficulty buying and selling or obtaining market quotations;

•	Market visibility for our common stock may be limited; and

•	A lack of visibility of our common stock may have a depressive effect on the market price for our common stock.

The reported high and low sale prices for the common stock are shown below for the periods indicated. The prices reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not always represent actual transactions. As of September 30, 2007, we had approximately 195 stockholders of record. We anticipate many more shares are held in “street name” whereby our transfer agent does not have a record the individual or entity who holds the stock certificates.

Period	High	Low

Quarter ended December 31, 2005	$0.72	$0.41
Quarter ended March 31, 2006	$0.80	$0.46
Quarter ended June 30, 2006	$0.72	$0.46
Quarter ended September 30, 2006	$0.54	$0.15
Quarter ended December 31, 2007	$0.43	$0.16
Quarter ended March, 2007	$0.45	$0.27
Quarter ended June 30, 2007	$0.35	$0.17
Quarter ended September 30, 2007	$0.19	$0.12

On September 28, 2007, MYST was quoted at $0.145 per share.

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

Recent Sales of Unregistered Securities

On October 31, 2006, pursuant to three stock purchase agreements, the Company issued 10,000,000 shares of its common stock, at $0.14 per share, for a total of $1,400,000. The recipients were sophisticated investors who had such knowledge and experience in financial, investment and business matters that they were capable of evaluating the merits and risks of the prospective investment in our securities. The recipients had access to business and financial information concerning the Company. The securities were issued in reliance on an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and all securities are “restricted securities” within the meaning under the Securities Act.

On July 16, 2007 pursuant to seven stock purchase agreements, the Company issued 23,000,000 shares of its common stock, at $0.10 per share, for a total of $2,300,000. The recipients were sophisticated investors who had such knowledge and experience in financial, investment and business matters that they were capable of evaluating the merits and risks of the prospective investment in our securities. The recipients had access to business and financial information concerning the Company. The securities were issued in reliance on an exemption from registration provided by Section 4(2) of the Securities Act and all securities are “restricted securities” within the meaning under the Securities Act.

ITEM 6.  MANAGEMENT’S DICUSSION AND ANALYSIS.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This periodic report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management. Statements in this periodic report that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Exchange Act and Section 27A of the Securities Act . Prospective shareholders should understand that several factors govern whether any forward-looking statement contained herein will be or can be achieved. Any one of those factors could cause actual results to differ materially from those projected herein. These forward-looking statements include plans and objectives of management for future operations, including plans and objectives relating to the products and the future economic performance of the Company. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, future business decisions, and the time and money required to successfully complete development projects, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of those assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in any of the forward-looking statements contained herein will be realized. Based on actual experience and business development, the Company may alter its marketing, capital expenditure plans or other budgets, which may in turn affect the results of operations. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of any such statement should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

Results of Operations

Income Statement Items

The following table summarizes the results of our operations during the twelve months ended September 30, 2007 and 2006 and provides information regarding the dollar and percentage increase or (decrease) from the current fiscal year to the prior fiscal year:

Years Ended September 30, 2007 and 2006

	9/30/2007	9/30/2006	Increase (Decrease )	Percentage Increase (Decrease )
Revenues	$21,554,811	$15,546,181	$6,008,630	39.00%
Cost of sales	18,219,172	6,621,878	11,597,294	175.00%
Gross profit	3,335,639	8,924,303	(5,588,664)	(63.00)%
Operating expenses	7,846,812	8,002,716	(155,904)	(2.00)%
Other income	63,478	19,563	43,915	224.00%
Income (loss) from continuing operations	$(4,447,695)	$941,150	$(5,388,845)	(573.00)%
Minority interest in income of subsidiary	(542,292)	74,821	(617,113)	(825.00)%
Net income from discontinued operations	-	55,757	(55,757)	(100.00)%
Net income	(4,989,987)	1,071,728	(6,061,715)	(566.00)%
Other comprehensive income	(7,263)	1	(7,264)	(726400.00)%
Comprehensive income	(4,997,250)	1,071,729	(6,068,979)	(566.00)%

Earnings per common share
- Basic	$(0.04)	$0.01
- Fully diluted	$(0.04)	$0.01

Weighted average common share Outstanding
- Basic	116,331,014	85,630,740
- Fully diluted	116,331,014	85,630,740

Revenues increased by $6,008,630 due primarily to:

Revenues were $21,554,811 for the year ended September 30, 2007 compared to $15,546,181 for the year ended September 30, 2006. The increase of $6,008,630 is due primarily to the Company’s growth in its new business segments. The Company recorded revenues of approximately $3.9 million for licensing and outright sales of its copyrights and approximately $4.3 million in revenues from online memberships derived from the Subaye.com website. Additionally, the revenues from the importing and exporting business segment increased to $11,437,595 in 2007 versus revenues of $2,868,074 in 2006 due to the fact that the Panyu M&M subsidiary was included in the results of operations for the entire twelve months ended September 30, 2007 while its results of operations for 2006 were only included in the Company’s results of operations from April 25, 2006 through September 30, 2006. The Company’s revenues from the software sales business segment decreased substantially, from $12,678,107 in 2006 to $1,899,100. The Company is in the process of formalizing new business plans which will utilize the Company’s software platforms to enhance the user’s experiences on the Company’s various websites.

Costs of Sales increased by $11,597,294 due primarily to:

Costs of sales were $18,219,172 for the year ended September 30, 2007 compared to $6,621,878 for the year ended September 30, 2006. Costs of Sales included cost of goods sold in trading, depreciation and other cost of sales. Costs of good sold increased so dramatically due to the full year’s results of operations of the Panyu M&M subsidiary, which had been acquired on April 25, 2006. Additionally, the Company’s revenues and costs of goods sold increased due to the continued organic growth of the import and export business segment, which had costs of goods sold of $11,224,318 in 2007 and $2,804,564 in 2006,. Depreciation and amortization of the Company’s various websites and copyrights are also classified as costs of goods sold as both the websites and copyrights are key assets that directly drive the Company’s revenue growth.

Operating expenses decreased by $155,904 due primarily to:

For the year ended September 30, 2007, we incurred operating expenses of $7,846,812 as compared to $8,002,716 for the year ended September 30, 2006. Stock-based compensation expense decreased $1,161,496 for the years ended September 30, 2007 versus September 30, 2006 due to a decrease in its 2007 issuances of stock to consultants and employees versus 2006, when much of the Company’s stock based compensation was incurred. The Company also recorded a bad debt recovery for 2007 of over $500,000 due to certain overdue accounts receivables from long time customers that were eventually paid. During the course of the Company’s 2006 audit, the Company‘s management agreed to reserve against certain accounts receivable even though there was no particular reason to do so other than the time the accounts receivables had remained outstanding.

Other income increased by $43,915 due primarily to:

Other income was $63,478 for year ended September 30, 2007 compared to $19,563 for the year ended September 30, 2006. The increase in other income was due to the gain on the sale of one of the Company’s automobiles, which was a total gain of $34,602 for the year ended September 30, 2007.

Corporate tax

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109). SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes.

In July, 2006, the Financial Accounting Standard Board (“FASB”) issued FASB Interpretations No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a return. FIN 48 provides guidance on the measurement, recognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. FIN 48 became effective as of January 1, 2007 and had no impact on the Company’s consolidated financial statements.

The charge for taxation is based on the results for the year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probably that taxable profit will be available against which deductible temporary differences can be utilized.

Deferred tax is calculated using tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it is related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity.

Deferred tax assets and liabilities are offset when they related to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis.

United States of America

Since the Company had no operations within the United States, there is no provision for US taxes and there are no deferred tax amounts as of September 30, 2007 and 2006, respectively.

Delaware

The Company is incorporated in Delaware but does not conduct business in Delaware. Therefore, the Company is not subject to corporate income tax. However, the Company does have to pay Franchise Tax to the Delaware Department of State.  Regardless of where the Company conducts business, it must file an Annual Franchise Tax Report and pay Franchise Tax for the privilege of incorporating in Delaware. The minimum Franchise Tax is $35 with a maximum of $165,000. The Company has not filed its Franchise Tax Return for 2007 as of the date hereof, but anticipates its Franchise Tax owed to Delaware will be approximately $10,000 for the year ended December 31, 2007.

British Virgin Islands

Alpha Century Holdings, 3G Dynasty and Arran Services are incorporated in the British Virgin Islands and, under the current laws of the British Virgin Islands, are not subject to income taxes.

Hong Kong

Mystaru Ltd. is incorporated in Hong Kong and is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. No provision for Hong Kong profits tax has been made as the Company incurred a loss during the years ended September 30, 2007 and 2006, respectively. The applicable Hong Kong statutory tax rate for the years ended September 30, 2007 and 2006 is 17.5%, respectively.

People’s Republic of China

The Company is governed by the Income Tax Law of the People’s Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws (“the Income Tax Laws”). Under the Income Tax Laws, foreign investment enterprises (“FIE”) generally are subject to an income tax at an effective rate of 33% (30% state income taxes plus 3% local income taxes) on income as reported in their statutory financial statements after appropriate tax adjustments unless the enterprise is located in specially designated regions of cities for which more favorable effective tax rates apply. Upon approval by the PRC tax authorities, FIEs scheduled to operate for a period of 10 years or more and engaged in manufacturing and production may be exempt from income taxes for 2 years, commencing with their first profitable year of operations, after taking into account any losses brought forward from prior years, and thereafter with a 50% exemption for the next 3 years.

No provision for Enterprise income tax in the PRC had been made for the years ended September 30, 2007 and 2006 due to the fact that the Company is exempt from PRC tax based on the statutory provisions granting a tax holiday for a two year period, as stated above, for the years ended September 30, 2007 and 2006.

Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law will replace the existing laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”).

The key changes are:

a.
The new standard EIT rate of 25% will replace the 33% rate currently applicable to both DES and FIEs, except for High Tech companies who pays a reduced rate of 15%. The Company believes it will qualify as a “High Tech Company.”

b.
Companies established before March 16, 2007 will continue to enjoy tax holiday treatment approved by local government for a grace period of the next 5 years or until the tax holiday term is completed, whichever is sooner.

The Company and its subsidiaries were all established before March 16, 2007 and therefore is qualified to continue enjoying the reduced tax rate as described above. Since the detailed guidelines of the new tax law is not publicized yet, the Company cannot determined what the new tax rate will be applicable to the Company after the end of their respective tax holiday terms.

The following table reconciles the statutory rates to the Company’s effective tax rate for the years ended September 30, 2007 and 2006:

	2007	2006
U.S. Statutory rates	35.0%	35.0%
Foreign income	(35.0)	(35.0)
China tax rates	33.0	33.0
China income tax exemption	(33.0)	(33.0)
Effective income tax rates	0.0%	0.0%

Value Added Tax

Enterprises or individuals who sell products, engage in repair and maintenance or import and export goods in the PRC are subject to a value added tax in accordance with Chinese laws. The value added tax rate applicable to the Company is 6% of the gross sales price. No credit is available for VAT paid on the purchases.

Liquidity and Capital Resources

We believe that our currently-available working capital, after receiving the aggregate proceeds of our capital raising activities in the fourth quarter of fiscal year 2007 and collection of our accounts receivable, should be adequate to sustain our operations at least through the end of fiscal year 2008.

As of September 30, 2007, we had a cash balance of $1,150,421 held in PRC and Hong Kong banks and cash in hand. We currently have no cash positions in the United States of America or any other countries. We have been funding our operations from receipts from customers and equity-based financing such as the sale of our common stock.

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

Net cash provided by operations for the year ended September 30, 2007 was $695,098. In the future, we may use cash in our operations due to the continuing implementation of our business model and increased expenses from costs associated with being a public company.

We currently have a commitment to purchase copyrights from Zestv Features Limited (“Zestv”) under an agreement dated as of December 29, 2005 for the purchase of Zestv’s future rights to its music, films and TV programming copyrights of online content. The total obligation to Zestv was $2,500,000. During the year ended September 30, 2006, the Company paid approximately $1,800,000 towards this contract, which was presented as prepaid expenses in 2006. For 2007, a large portion of this balance was allocated to 11 internet broadcast movies which had been delivered by Zestv. For those movies which have been identified by the Company and were effectively purchased without recourse, we have reclassified the balances associated with the copyrights and shown those balances along with the rest of our copyright portfolio, as a separate line on the Company’s balance sheet, in accordance with SOP 00-2. During the year ended September 30, 2008, the Company anticipates payments under this contract to be approximately $84,000. The remaining balance on the contract will be paid during the year ended September 30, 2009. The future rights to the Zestv music, films and TV programming copyrights of online content are now presented in the Company’s balance sheet as “Copyrights - Programming Rights.”

Additionally, an agreement with Zestv was signed on June 13, 2006 to purchase the copyrights and the internet copyrights to two films: “First, Open” and “Big Movie: Subaye.” The cost of the films’ copyrights was $840,000 and $900,000, respectively. The cost for the internet movie broadcast copyrights was $1,060,000 and $1,000,000, respectively.

Net cash used in investing activities for the year ended September 30, 2007 was $4,448,955. The Company acquired copyrights for the “BaoBu” and “Da You Can” productions totaling $4,300,000 in 2007. The copyrights are for productions scheduled to be completed in 2008.

Net cash provided by financing activities for the year ended September 30, 2007 was $3,700,000. It represented the issuance of 33,000,000 shares of the Company's common stock, par value $.001 per share, for an aggregate purchase price of $3,700,000 which was used in part to finance the purchase of the two copyrights identified above.

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

Our common stock is currently traded on the OTCBB under the symbol “MYST.OB.” The quotation of our common stock on the OTCBB does not assure that a meaningful, consistent and liquid trading market currently exists. We cannot predict whether a more active market for our common stock will develop in the future. In the absence of an active trading market:

•	investors may have difficulty buying and selling or obtaining market quotations;

•	market visibility for our common stock may be limited;

•	a lack of visibility for our common stock may have a depressive effect on the market price for our common stock; and

•	our stock is a penny stock and there are significant risks related to buying and owning penny stocks.

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

Since 1978, the PRC's government has been and is expected to continue reforming its economic and political systems. These reforms have resulted in and are expected to continue to result in significant economic and social development in the PRC. Many of the reforms are unprecedented or experimental and may be subject to change or readjustment due to a number of political, economic and social factors. We believe that the basic principles underlying the political and economic reforms will continue to be implemented and provide the framework for the PRC's political and economic system. New reforms or the readjustment of previously implemented reforms could have a significant negative effect on our operations. Changes in the PRC's political, economic and social conditions and governmental policies which could have a substantial impact on our business include:

•	new laws and regulations or new interpretations of those laws and regulations;

•	the introduction of measures to control inflation or stimulate growth;

•	changes in the rate or method of taxation; and

•	the imposition of additional restrictions on currency conversion and remittances abroad.

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

The PRC's entry into the World Trade Organization (“WTO”) creates uncertainty.

The PRC formally became the 143 rd member of the WTO, the multilateral trade body, on December 11, 2001. Entry into the WTO will require the PRC to further reduce tariffs and eliminate other trade restrictions. While the PRC’s entry into the WTO and the related relaxation of trade restrictions may lead to increased foreign investment, it may also lead to increased competition in the PRC's markets from international companies. The impact of the PRC’s entry into the WTO on the PRC's economy and our business is uncertain.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that will have a current effect on our financial condition and changes in financial condition in 2007.

Protection of Intellectual Property

The Company has invested approximately $10,000,000 in copyrights covering programming rights for movies, internet broadcasts, DVDs and television programming. We can not guarantee that if a competitor or anyone else were to commence litigation against us, we would be able to adequately defend our position and retain ownership and value in the intellectual property.

Operating Losses

We can not be sure that our current operating losses will decrease or that we will ever return to profitability. As a result of the possibility of continued losses and the potential that profits are not made, the Company could be forced to curtail operations under those circumstances or even to liquidate the Company.

Capital Requirements

In 2007 and 2006, the Company raised significant sources of financing by issuing equity securities, namely the Company’s common stock. We may not be able to continue to find adequate sources of not only equity financing but also debt financing. Certain business segments which we have committed to expanding operations in, namely the “Investments in Entertainment Arts” business segment, will involved very significant capital requirements.

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

Dividends

We do not expect to pay dividends for some time which could result in a 100% loss on your investment in the Company.

ITEM 7. FINANCIAL STATEMENTS.

MYSTARU.COM, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Reports of Independent Registered Public Accounting Firm	F1-F2
Consolidated Balance Sheets as of September 30, 2007 and 2006	F3
Consolidated Statements of Operations and Comprehensive Loss for the years ended September 30, 2007 and 2006	F4
Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2007 and 2006	F5
Consolidated Statements of Cash Flows for the years ended September 30, 2007 and 2006	F6
Notes to Consolidated Financial Statements for the years ended September 30, 2007 and 2006	F7-F27

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

www.cpaone.net

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
MyStarU.com, inc. (f.k.a. Telecom Communications, Inc.)
Times Square, Hong Kong

We have audited the accompanying consolidated balance sheet of MyStarU.com, inc. (f.k.a Telecom Communications, Inc.) (the Company) as of September 30, 2006, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years ended September 30, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MyStarU.com, inc. (f.k.a Telecom Communications, Inc.) as of September 30, 2006, and the results of its consolidated operations and comprehensive loss, stockholders' equity, and its cash flows for the years ended September 30, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

Since our previous report dated January 12, 2007 as described in note 19, certain amounts related to the valuation of goodwill and minority interest have been reevaluated by the Company. However, the Company has restated the consolidated financial statements to reflect these amounts.

/s/ Child, Van Wagoner & Bradshaw, PLLC
Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
MyStarU.com, Inc. (formerly Telecom Communications, Inc.)

We have audited the accompanying consolidated balance sheet of MyStarU.com, Inc. and Subsidiaries (formerly Telecom Communications, Inc.) as of September 30, 2007, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year ended September 30, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstance, but not for expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MyStarU.com, Inc. and Subsidiaries (formerly Telecom Communications, Inc.) as of September 30, 2007, and the results of its consolidated operations and comprehensive loss, stockholders' equity, and its cash flows for the year ended September 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company’s significant cumulative operating losses raise substantial doubt about its ability to continue as a going concern. Note 3 also describes management’s plans to address these financial matters. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DNTW Chartered Accountants, LLP

Markham, Canada
January 8, 2008

MYSTARU.COM AND SUBSIDIARIES, INC.
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2007 AND 2006

	2007	2006 Restated
ASSETS
Current Assets
Cash	$1,150,422	$1,211,542
Accounts Receivable, Net of Allowances for Doubtful Accounts of $413,036 (2006 – $883,220)	7,982,668	3,524,929
Accounts Receivable, Related Party	1,107,359	840,000
Due From Related Parties	-	247,833
Prepaid Expenses	1,778,966	2,546,955
Other Current Assets	598,588	253,029

Total Current Assets	12,618,003	8,624,288

Property, Plant & Equipment, Net	8,376,420	11,515,723

Intangible Assets
Copyrights, net of accumulated amortization of $2,534,178 (2006 – $1,530,000)	6,262,456	2,470,000
Goodwill	354,615	354,051

Total Intangible Assets	6,617,071	2,824,051

TOTAL ASSETS	$27,611,494	$22,964,062

LIABILITIES & STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$3,435,530	$4,120,721
Accrued Liabilities	257,712	83,857
Due to Related Parties	-	57,854

Total Current Liabilities	3,693,242	4,262,432

Total Liabilities	3,693,242	4,262,432

Minority Interest in Consolidated Subsidiaries	3,801,642	3,261,308

Commitment and Contingencies (See Note 13)

Stockholders’ Equity
Preferred stock, $0.001 par value, authorized: 50,000,000 shares, zero shares issued and outstanding at September 30, 2007 and 2006	-	-
Common stock, $0.001 par value, authorized: 300,000,000 shares, 146,288,000 and 97,088,000 shares issued and outstanding at September 30, 2007 and 2006	146,288	97,088
Additional Paid in Capital	22,905,224	15,893,589
Shares to be Issued	2,065	-
Deferred Stock-Based Compensation	(479,225)	(3,089,863)
Accumulated Other Comprehensive Income	(7,016)	247
(Accumulated Deficit) Retained Earnings	(2,450,726)	2,539,261

Total Stockholders’ Equity	20,116,610	15,440,322

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$27,611,494	$22,964,062

MYSTARU.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

	2007	2006
Revenues		Restated
Licensing and Royalty Revenues	$3,908,086	$-
Online Membership Services	4,310,030	-
Import and Export Sales	11,437,595	2,868,074
Software Sales	819,100	11,238,107
Software Sales - Related Party	1,080,000	1,440,000
Total Revenue	21,554,811	15,546,181

Costs of Sales	18,219,172	6,621,878

Gross Profit	3,335,639	8,924,303

Operating Expenses
Salaries and Wages	731,887	564,292
Stock Compensation	3,354,538	4,516,034
Impairment Loss	1,342,722	1,530,000
Bad Debt Expense (Recovery)	(436,396)	357,380
Selling, general and administrative	2,854,061	1,035,010

Total Operating Expenses	7,846,812	8,002,716

(Loss) Income From Continuing Operations	(4,511,173)	921,587

Other Income and Expenses	63,478	19,563

Net (Loss) Income From Continuing Operations Before Income Taxes & Minority Interest	(4,447,695)	941,150

Provision for Income Taxes	-	-

Net (Loss) Income From Continuing Operations Before Minority Interest	(4,447,695)	941,150

Minority Interest (Loss) Income of Subsidiary	(542,292)	74,821

Net (Loss) Income From Continuing Operations	(4,989,987)	1,015,971

Income From Discontinued Operations, net of tax	-	55,757

Net (Loss) Income from Operations	(4,989,987)	1,071,728

Foreign Currency Translation Adjustment	(7,263)	1

Comprehensive (Loss) Income	$(4,997,250)	$1,071,729

Basic Net (Loss) Income Per Common Share	$(0.04)	$0.01

Diluted Net (Loss) Income Per Common Share	$(0.04)	$0.01

Basic Weighted Average
Number of Common Shares	116,331,014	85,630,740

Diluted Weighted Average
Number of Common Shares	116,331,014	85,630,740

MYSTARU.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AS OF SEPTEMBER 30, 2007

	Common Stock		Additional	Deferred	Shares	Accumulated Other	Accumulated (Deficit)
	Shares Issued	Par . 001	Paid in Capital	Stock-Based Compensation	to be Issued	Comprehensive Income	Retained Earnings	Total
BALANCE, September 30, 2004	60,188,000	$60,188	$3,912,489	$(731,250)	$-	$133	$(580,919)	$2,660,641
Issuance of Stock for Cash	13,500,000	13,500	3,036,500	-		-	-	3,050,000
Stock Issued for Services	3,500,000	3,500	836,500	(840,000)		-	-	-
Amortization of Deferred Stock Compensation	-	-	-	667,353		-	-	667,353
Foreign Currency Translation	-	-	-	-		113	-	113
Net Income	-	-	-	-		-	2,048,452	2,048,452
BALANCE, September 30, 2005	77,188,000	77,188	7,785,489	(903,897)		246	1,467,533	8,426,559
Issuance of Stock For Cash	4,600,000	4,600	1,421,400	-		-	-	1,426,000
Issuance of Stock for Services	15,300,000	15,300	6,702,000	(6,702,000)		-	-	-
Amortization of Deferred Stock Compensation	-	-	-	4,516,034		-	-	4,516,034
Foreign Currency Translation	-	-	-	-		1	-	1
Net Income	-	-	-	-		-	1,071,728	1,071,728
BALANCE, September 30, 2006	97,088,000	97,088	15,893,589	(3,089,863)		247	2,539,261	15,440,322
Issuance of Stock For Cash	33,000,000	33,000	3,667,000	-		-	-	3,700,000
Issuance of Stock for Services	1,300,000	1,300	472,235	(473,900)	365	-	-	-
Issuance of Stock to Acquire Websites	14,700,000	14,700	2,604,300	-		-	-	2,619,000
Issuance of Stock for Legal Settlement	200,000	200	268,100	(270,000)	1,700	-	-	-
Amortization of Deferred Stock-Based Compensation	-	-	-	3,354,538		-	-	3,354,538
Foreign Currency Translation	-	-	-	-		(7,263)	-	(7,263)
Net Income	-	-	-	-		-	(4,989,987)	(4,989,987)
BALANCE, September 30, 2007	146,288,000	$146,288	$22,905,224	$(479,225)	$2,065	$(7,016)	$(2,450,726)	$20,116,610

MYSTARU.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASHFLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

	2007	2006
Cash flows from operating activities		Restated
Net (loss) income	$(4,989,987)	1,071,728
Adjustments to reconcile net (loss) income to net cash provided (used in) by operating activities:
Depreciation	4,995,659	1,919,971
Gain on sale of copyrights	1,278,077	-0-
Gain on disposal of subsidiary	(564)	-0-
Amortization of copyrights	995,875	-0-
Allowance for bad debts	(436,396)	357,379
Impairment loss of copyrights	1,342,722	1,530,000
Minority interests	542,292	(74,821)
Gain on disposal of subsidiary	-	(295,533)
Stock- based compensation expense	3,354,538	4,516,034
Changes in operating assets and liabilities:
Accounts receivable	(4,288,702)	(10,396,185)
Due from related party	247,833	(156,188)
Prepaid and other current assets	(1,777,057)	(369,729)
Accounts payable and accrued expenses	(569,192)	(686,466)
Net cash provided by (used in) operating activities	695,098	(2,583,810)

Cash flows from investing activities:
Capital contribution by minority interest	-	10,386
Business acquisition - net of cash acquired	-	179,986
Sales proceeds of disposal of subsidiary - net cash	-	(9,454)
Capital expenditures	(4,448,955)	(34,211)
Net Cash Used In Investing Activities	(4,448,955)	(165,615)

Cash flows from financing activities
Due to related party	-	(13,322)
Proceeds from loan payable	-	226,410
Repayment of finance lease	-	(10,199)
Proceeds from new issuance of common stock	3,700,000	1,426,000
Net cash flows provided by financing activities:	3,700,000	1,628,889
Effect of exchange rate changes in cash	(7,263)	1
Net decrease in cash	(61,120)	(789,305)

Cash - beginning of year	$1,211,542	$2,000,847

Cash - end of year	$1,150,422	$1,211,542

Supplemental disclosure of cash flow information:
Taxes paid	$-	$-
Interest paid	$-	$-
Non cash investing and financing activities:
Accounts receivable used for acquisition of software	$-	$3,600,000
Accounts receivable used for acquisition of copyrights of movie	$-	$1,230,000
Accounts receivable used for prepayment of copyrights in net	$-	$1,250,000
Accounts receivable used for acquisition of subsidiary	$-	$500,000
Acquired websites through issuance of common stock	$2,619,000	-
Acquired web-site through issuance of common stock of subsidiaries	$2,718,000	$5,576,344

MYSTARU.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

Note 1 - BUSINESS DESCRIPTION AND ORGANIZATION

Mystaru.com, Inc., a Delaware corporation (together with its consolidated subsidiaries, “MYST” or the “Company”) is a fully integrated information and entertainment service provider to the business, internet, and consumer markets in the People’s Republic of China (the “PRC”). The Company was originally incorporated on January 6, 1997 in the State of Indiana under the corporate name MAS Acquisition XXI Corp. On December 21, 2000, the Company acquired Telecom Communications of America, a sole proprietorship in California, and changed its name to Telecom Communications, Inc. On February 28, 2005, the Company reincorporated in the State of Delaware by merging with a Delaware corporation of the same name. The surviving Delaware corporation succeeded to all of the rights, properties and assets and assumed all of the liabilities of the original Indiana corporation. On July 10, 2007, the Company changed its name from Telecom Communications, Inc. to MyStarU.com, Inc. The Company's common stock continues to be quoted under the symbol, “MYST.OB,” on the FINRA over-the-counter bulletin board (“OTCBB”) in the United States of America.

The company operates under the following business segments:

1. Investments in Entertainment Arts Productions - The Company purchases and licenses or resells copyrights of entertainment-related assets.

2. Online Content and Member Services Provider - The Company provides online content and member services for commercial use

3. Software sales - The Company provides web-based and mobile software platforms

4. Importing and exporting of goods - The Company conducts international trade using the PRC as its base of operations

On April 25, 2006, the Company’s majority-owned subsidiary, Subaye.com, Inc., acquired 100% of the shares of Guangzhou Panyu Metals & Minerals Import and Export Co., Limited (“Panyu M&M”), a PRC limited company, from the sole shareholder, Wukang IE Limited for $500,000. Panyu M&M’s principal activity is conducting import and export trade in PRC. On October 1, 2006, Subaye sold 100% of the shares of Panyu M&M to MYST.

On June 28, 2006, the Company acquired 53.92% of the outstanding common stock, par value of $0.001 of Subaye.com, Inc. (F/K/A HRDQ Group, Inc.) by acquiring 2,024,190 shares of common stock of Subaye for $1,060,000. Concurrently, Subaye acquired certain valuable assets by selling 798,747 shares of its common stock to China Dongguan Networks, Inc (“CDN”) for $415,348 and 500,000 shares of its common stock to Top Rider Group Limited for $1,100,000.

Subaye also issued 200,000 Series A Convertible Preferred Stock, par value $0.001, to Top Rider Group Limited for $660,000. Each share of Subaye’s Series A Convertible Preferred Stock is convertible into two shares of Subaye’s common stock. The proceeds from the issuance of Subaye’s common stock and preferred stock were used primarily to acquire a new website, www.subaye.com.

On September 1, 2006, the Company formed Guangzhou TCOM Computer Technology Limited (“Tcom Computer”) as a PRC limited company. Tcom Computer is a wholly owned subsidiary of the Company, and provides computer services such as web development, networking infrastructure and web infrastructure support services.

On May 16, 2007, Subaye issued 1,150,000 shares of its common stock for $2,300,000 to the Company. As a result of this transaction, the Company holds a direct 64.60% ownership interest Subaye. An independent valuation of Subaye was completed as of September 30, 2006 in order to facilitate an impartial and best efforts arms-length transaction between the majority and minority shareholders of Subaye.

On July 10, 2007, the Company filed appropriate documents with the Secretary of State of Delaware and changed its name from Telecom Communications, Inc. to Mystaru.com, Inc.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

Basis of presentation

The consolidated financial statements, prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America, include the assets, liabilities, revenues, expenses and cash flows of the Company and all its subsidiaries. This basis of accounting differs in certain material respects from that used for the preparation of the books and records of the Company’s principal subsidiaries, which are prepared in accordance with the accounting principles and the relevant financial regulations applicable to enterprises with limited liabilities established in the PRC (“PRC GAAP”) the accounting standards used in the place of their domicile.  The accompanying consolidated financial statements reflect necessary adjustments not recorded in the books and records of the Company’s subsidiaries to present them in conformity with United States GAAP.

The consolidated financial statements of the Company reflect the activities of the parent and the following subsidiaries. All significant intercompany accounts, transactions and cash flows are eliminated on consolidation.

Subsidiaries	Countries Registered In	Percentage of Ownership
Arran Services Limited	British Virgin Islands	100.00%
Mystaru Limited	Hong Kong, The People’s Republic of China	100.00%
Alpha Century Holdings Limited	British Virgin Islands	100.00%
3G Dynasty Inc.	British Virgin Islands	100.00%
Subaye.com, Inc.	United States of America, Delaware	64.60%
Guangzhou Panyu Metals & Materials Limited	The People’s Republic of China	100.00%
Guangzhou Tcom Computer Tech Limited	The People’s Republic of China	100.00%
Mystaru.com, Inc.	United States of America, Delaware	100.00%

The accounts of Island Media International Limited, a former subsidiary of the Company, were classified under income from discontinued operations in 2006.

General Statement

The Securities and Exchange Commission ("SEC") has issued Financial Reporting Release No. 60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies (“FRR 60”), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The methods, estimates and judgments the Company uses in applying these most critical accounting policies have a significant impact on the results the Company reports in its consolidated financial statements.

We believe the following critical accounting policies and procedures, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

•      Revenue recognition;

•      Valuation of common stock issuances in lieu of cash compensation

•      Valuation of intangible assets and long lived assets, review for impairment losses

The Financial Accounting Standards Board (“FASB”) has issued Interpretation No. 46 (FIN-46R) (Revised December 2003), Consolidation of Variable Interest Entities. FIN-46R clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. It separates entities into two groups: (1) those for which voting interests are used to determine consolidation and (2) those for which variable interests are used to determine consolidation (the subject of FIN-46R). FIN-46R clarifies how to identify a variable interest entity and how to determine when a business enterprise should include the assets, liabilities, noncontrolling interests and results of activities of a variable interest entity in its consolidated financial statements.

Foreign currency translation

The reporting currency of the Company is the US dollar. The Company’s principal operating subsidiaries established in the PRC use their local currency, Renminbi (RMB), as their functional currency. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statements of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders’ equity and amounted to $(7,263) and $1 as of September 30, 2007 and 2006, respectively.

Revenue Recognition

In accordance with the SEC Staff Accounting Bulletin No. 104, Revenue Recognition ("SAB 104"), the Company recognizes revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price to the customer is fixed or determinable and (iv) collection of the resulting receivable is reasonably assured. These criteria are usually met at the time of product shipment or performance of service.

Revenue for the monthly subscription from the members who subscribed to the Company’s website(s) is recognized on a pro-rata basis, is calculated on a day-to-day basis and invoiced at the end of each month. The Company does not currently charge a cancellation fee or penalty if and when a customer decides to terminate their membership with our website(s).

Revenue for the monthly subscription of the Company’s licensed products, including all post-delivery support and the right to receive unspecified upgrades/enhancements of the licensed products, is charged at a monthly basic price. Pursuant to the terms of the agreements, a fixed sum is due at the beginning of each month regardless of whether the customer requires service during that month. The Company recognizes the subscription on the first day of each month for which the support service agreement is in place.

Licensing revenue derived from the Company’s copyrights are recognized in accordance with Statement of Position 00-2, Accounting by Producers or Distributors of Films (“SOP 00-2”). SOP 00-2 specifies that revenue is to be recognized when all of the following conditions are met:

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

When the Company's licensing fee is based on a percentage or share of a customer's revenue from the exploitation of the films, the Company recognizes revenue as the customer exploits the films and the Company meets all of the other revenue recognition conditions. In those circumstances, the Company receives reports from the customers on a periodic basis and uses those reports as the basis for recording revenue.

Consulting services revenue is recognized as services are rendered and calculated by the agreed-upon sum on a straight-line basis over the contract period, usually for two years.

The Company negotiates contracts with its customers which may include revenue arrangements with multiple deliverables, as outlined by Emerging Issues Task Force No. 00-21 (EITF 00-21).  The Company’s accounting policies are defined such that each deliverable under a contract is accounted for separately.  Historically, the Company has negotiated and signed contracts with its customers that outline the contract amount and specific terms and conditions associated with each deliverable. In these arrangements, our fee includes both the initial selling price of our software package profits and the monthly subscription of the licensed products for the contract period, usually for two years. The Company has historically separated out the various components of revenues as outlined within its contracts and has accounted for each component of the contract separately, in accordance with the terms of the contracts applicable to each component of the Company’s revenues.

The Company recognizes revenue on import and export sales when products are delivered and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Net sales of products represent the invoiced value of goods, net of value added taxes, sales returns, trade discounts and allowances. In December 1999, the Securities Exchange Commission issued Staff Accounting Bulletin ("SAB) No. 101, "Revenue Recognition" and in July 2000, the Emerging Issues Task Force ("EITF") issued EITF Abstract No. 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent" ("EITF 99-19") which provided further guidance to SAB 101 on revenue recognition in certain circumstances. Prior to the introduction of EITF 99-19, the manner in which the Company recognized revenues depended on the goods and services sold. We reviewed the considerations included in EITF 99-19 with respect to sales of products within each of our business segments but with particular attention to our importing and exporting business segment. We determined that while EITF 99-19 outlines the variety of types of business transactions which would require the Company to report its revenues and costs of goods sold on a net basis, we do not believe our importing and exporting business should be accounted for with net reporting of revenues and costs of sales. The Company takes full ownership and assumes the risk of loss for its imported goods while the goods are in transit. The Company does not consider itself an agent for its customers, as described by EITF 99-19. After reviewing EITF 99-19, management believes that the Company is correct in continuing to present its revenues and costs of goods sold on a gross basis.

Sales revenue represents the invoiced value of goods, net of a value-added tax (VAT). All of the Company’s products sold in the PRC are subject to a Chinese value-added tax at a rate of 6% of the gross sales price or at a rate approved by the Chinese local government.

Amortization of Copyrights

The Company amortizes its copyrights using the individual-film-forecast-computation method, in accordance with the SOP 00-2, which amortizes or accrues (expenses) such costs in the same ratio that current period actual revenue (numerator) bears to estimated remaining unrecognized ultimate revenue as of the beginning of the current fiscal year (denominator). The Company began amortization of certain movie copyrights in December 2006, when the Company began to recognize revenue from the films. Amortization related to the movies was $995,875 for the year ended September 30, 2007, and was included in cost of sales.

The ultimate revenue to be included in the denominator of the individual-film-forecast-computation method fraction is subject to certain limitations as set forth in the SOP. If an event or change in circumstance indicates that the Company should assess whether the fair value of the copyright is less than its unamortized costs, the Company will determine the fair value of the film and will write off the amount by which the unamortized capitalized costs exceeds the episode's fair value. Accordingly, the Company cannot subsequently restore any amounts written off in previous fiscal years to income.

Concentrations of Credit Risk

Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC and Hong Kong. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains cash balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. Total cash in state-owned banks and cash on hand at September 30, 2007 and 2006, amounted to $1,150,422 and $1,211,542, respectively, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC economy. The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Stock-Based Compensation

The Company applied the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related Interpretations in accounting for those plans through December 31, 2002.

In December 2004, FASB issued Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123 (R)”), which establishes accounting standards for transactions in which an entity receives employee services in exchange for (a) equity instruments of the entity or (b) liabilities that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of equity instruments. Effective on January 1, 2003, the Company adopted SFAS 123(R), which requires the Company to recognize the grant-date fair value of stock options and equity based compensation issued to employees in the statement of operations. The statement also requires that such transactions be accounted for using the fair-value-based method, thereby eliminating use of the intrinsic method of accounting in APB No. 25,, which was permitted under SFAS 123, as originally issued.

In March 2005, the SEC staff issued additional guidance on SFAS 123 (R) in the form of Staff Accounting Bulletin No. 107 (“SAB No. 107”). SAB 107 was issued to assist preparers by simplifying some of the implementation challenges of FAS 123 (R) while enhancing the information that investors receive SAB 107 creates a framework that is premised on two themes: (a) considerable judgment will be required by preparers to successfully implement FAS 123 (R), specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee share options. Key topics covered by SAB 107 include: (a) valuation models - SAB 107 reinforces the flexibility allowed by FAS 123 (R) to choose an option-pricing model that meets the standard’s fair value measurement objective; (b) expected volatility - the SAB provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility in estimating expected volatility; and (c) expected term - the new guidance includes examples and some simplified approaches to determining the expected term under certain circumstances. The Company has applied the principles of SAB 107 in conjunction with its adoption of SFAS 123 (R) but does not believe its adoption will have material impact on the Company’s financial statements.

Software Development Costs

The Company accounts for software development costs in accordance with SFAS No. 86, Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed. Under SFAS No. 86, the Company expenses software development costs as incurred until it is determined that the software is technologically feasible. Once it is determined that the entertainment software is technologically feasible and there is a basis for estimating the recoverability of the development costs from future cash flows, the Company capitalizes the remaining software development costs until the software product is released. For the years ended September 30, 2007 and 2006, the Company purchased all of the software from third parties.

Once the Company releases software as entertainment content, amortizing the related capitalized software development costs is commenced. The Company records amortization expense as a component of cost of sales. The Company calculates the amortization of software development costs using two different methods, and then amortizes the greater of the two amounts. Under the first method, the Company divides the current period gross revenue for the released software by the total of current period gross revenue and anticipated future gross revenue for the software and then multiplies the result by the total capitalized software development costs. Under the second method, the Company divides the software’s total capitalized costs by the number of periods in the software’s estimated economic life up to a maximum of twelve months. Differences between the Company’s actual gross revenues and what it projected may result in adjustments in the timing of amortization. If management deems a title’s capitalized software development costs unrecoverable based on expected future gross revenue and corresponding cash flows, the Company will write off the costs and record the charge to development expense or cost of revenue, as appropriate.

Property, Plant and Equipment

Property and equipment is located in the PRC and is recorded at cost less accumulated depreciation. Depreciation and amortization is calculated using the straight-line method over the expected useful life of the asset, after the asset is placed in service. The Company generally uses the following depreciable lives for its major classifications of property and equipment:

Description	Useful Lives
Computer hardware	3 years
Computer software	3 years
Web site	3 years
Motor Vehicles	3 years
Furniture and fixtures	5 years
Leasehold improvements	5 years

Valuation of Long-Lived Assets

Long-lived tangible assets and definite-lived intangible assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company uses an estimate of undiscounted future net cash flows of the assets over the remaining useful lives in determining whether the carrying value of the assets is recoverable. If the carrying values of the assets exceed the expected future cash flows of the assets, the Company recognizes an impairment loss equal to the difference between the carrying values of the assets and their estimated fair values. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent from other groups of assets. The evaluation of long-lived assets requires the Company to use estimates of future cash flows. However, actual cash flows may differ from the estimated future cash flows used in these impairment tests. At September 30, 2007, based on management’s projected future cash flows, management has determined the impairment of long-lived assets at September 30, 2007. Please refer to Footnote 4 to the financial statements.

Goodwill and Intangible Assets

The Company adopted SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective June 2001. SFAS No. 141 requires the use of the purchase method of accounting for any business combinations initiated after June 30, 2002, and further clarifies the criteria to recognize intangible assets separately from goodwill. Under SFAS No. 142, goodwill and indefinite−life intangible assets are no longer amortized but are reviewed for impairment annually. The results of Panyu M&M and the estimated fair market values of its assets and liabilities have been included in our consolidated financial statements from the date of acquisition, April 25, 2006. Please also refer to Footnote 4 to the financial statements.

Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at time of purchase to be cash equivalents. All cash is held in large banks located in Hong Kong and the PRC or is cash in hand.

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts represents the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable balance. The Company determines the allowance for doubtful accounts based upon historical write-off experience and current economic conditions. The Company reviews the adequacy of its allowance for doubtful accounts on a regular basis. Receivable balances past due over 120 days, which exceed a specified dollar amount, are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does have off-balance sheet credit exposure related to its customers, due to a concentration of customers accounting for more than 78% of the company’s accounts receivable.

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

Credit Risk and Customers

We have a concentration of customers in our information service provider business segment market. We are diligent in attempting to ensure that we issue credit to credit-worthy customers. However, our customer base is small and our accounts receivable balances are usually over 90 days outstanding, and that exposes us to significant credit risk. Therefore, a credit loss can be significant relative to our overall profitability.

Comprehensive Income

Accumulated other comprehensive income represents foreign currency translation adjustments and is included in the consolidated statement of shareholders’ equity.

Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with SFAS No. 109 Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Research and Development

Research, development, and engineering costs are expensed as incurred, in accordance with SFAS No. 2, Accounting for Research and Development Costs.  Research, development, and engineering expenses primarily include payroll and headcount related costs, contractor fees, infrastructure costs, and administrative expenses directly related to research and development support. Research and development expenses for 2007 and 2006 were $0, respectively.

Related Party and Shareholders’ Loans

The caption "Due to Related Parties" on the accompanying consolidated Balance Sheet consists of loans that are unsecured, non-interest bearing and have no fixed terms of repayment, and therefore, are deemed payable on demand.

Net Earnings (Loss) Per Share

The Company utilizes SFAS No. 128, Earnings per Share to calculate gain or loss per share. Basic gain or loss per share is computed by dividing the gain or loss available to common stockholders (as the numerator) by the weighted-average number of common shares outstanding (as the denominator). Diluted gain or loss per share is computed similar to basic gain or loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potential common stock (including common stock equivalents) had all been issued, and if such additional common shares were dilutive. Under SFAS No. 128, if the additional common shares are dilutive, they are not added to the denominator in the calculation. Where there is a loss, the inclusion of additional common shares is anti-dilutive (since the increased number of shares reduces the per share loss available to common stock holders). For certain periods in which the Company incurred a loss, common stock equivalents have been excluded from the calculation of diluted loss per share.

There were no common stock equivalents as of September 30, 2007 or 2006, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are periodically reviewed and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

Segment Reporting

SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, requires use of the "management approach" model for segment reporting. Under this model, segment reporting is consistent with the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

Reclassifications

Certain reclassifications to the Company’s balance sheet and income statement have been made in 2006, in order for the 2007 financial statements to conform to the presentation of these financial statements.  These reclassifications did not impact the Company’s assets, liabilities, net income (loss) or stockholders equity for the years ended September 30, 2007 and 2006, respectively.

NOTE 3 - GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had cumulative losses of $2,450,726 as of September 30, 2007 and cash flows from operations during the year ending September 30, 2007 of $695,098. The Company has committed to its new business segment, “Investments in Entertainment Arts,” which requires substantial capital in order to invest in and manage the Company’s investments. The Company’s other business segments also may require outside sources of capital as well. The ability of the Company to operate as a going concern depends upon its ability to obtain outside sources of working capital and/or generate positive cash flow from operations. Management is aware of these requirements and is undertaking specific measures to address these liquidity concerns. Specifically, to increase revenues and generate strong operating cashflows, the Company has focused on increasing its member users of its websites, is determined to sell off assets it does not intend to utilize in the near future and will focus on continued sales of its master franchise licenses through its proprietary web-based educational platforms. The Company believes its outlook is promising and in particular that internal cashflows will improve and sources of external financing will continue to be available upon demand. The Company anticipates that these efforts will lead to positive cash flows and profitability during the second quarter of fiscal year 2008. Notwithstanding the foregoing, there can be no assurance that the Company will be successful in obtaining such financing, that it will have sufficient funds to execute its business plan or that it will generate positive operating results. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 4 - ACCOUNTS RECEIVABLE

The Company’s business operations are conducted in the PRC. During the normal course of business, the Company extends unsecured credit to its customers. Management reviews its accounts receivable on a regular basis to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Trade accounts receivable at September 30, 2007 and 2006 consist of the following:
	September 30, 2007	September 30, 2006
Trade accounts receivable	$8,395,704	$4,408,149
Less: allowance for doubtful accounts	(413,036)	(883,220)
Totals	$7,982,668	$3,524,929

The activity in the allowance for doubtful accounts for trade accounts receivable for the years ended September 30, 2007 and 2006 is as follows:

	September 30, 2007	September 30, 2006
Beginning allowance for doubtful accounts	$883,220	$525,840
Additional charged to bad debt expense	28,996	357,380
Recovery of accounts charged to bad debt expense in 2006 and 2005	(503,972)	-
Gain on foreign currency translation	4,792	-
Ending allowance for doubtful accounts	$413,036	$883,220

The Company’s future operations and continued expansion is subject to a significant concentration risk.  During the years ended September 30, 2007 and 2006, the Company’s revenues from certain service providers in the PRC accounted for 100% of total revenues, respectively.  The Company’s accounts receivable from certain service providers in the PRC as of September 30, 2007 and 2006 amounted to 100% of total accounts receivable, respectively.

The Company has the following concentrations of business with customers constituting greater than 5% of the Company’s gross sales in 2007 and 2006. Their revenues totaled $7,318,067, representing approximately 30% of our total revenue. The loss of these customers, individually or in the aggregate, could have a material impact on our future results of operations.

	2007	2006
Essential Gallery Enterprises Limited	5%	21%
TaiKang Capital Management Corporation	5%	9%
IC China Corporation	5%	43%
China Industry Park Holdings Ltd.	9%	0%
Guangzhou Fengcun	6%	0%

The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is has no reason to believe this may change in the near future.

The Company has the following concentrations of business with one supplier constituting greater than 10% of the Company’s purchasing volume in year 2007 and 2006:

	2007	2006
ZesTV	30.40%	12.34%
IC Soft Limited	Less Than 1%	17.00%

NOTE 5 - BUSINESS ACQUISITIONS

Acquisitions of Interests in Panyu Metals & Minerals Import & Export Co. Limited

On April 1, 2006, the Company’s subsidiary, Subaye.com, acquired a 100% interest in Panyu Metals & Minerals Import & Export Co. Limited for total consideration of $500,000, which was payable in the form of $500,000 of the Company’s yet-to-be collected accounts receivable. The net assets received by the Company from the acquisition of Panyu M&M totaled $179,986. In accordance with the purchase method of accounting, the results of Panyu M&M and the estimated fair market value of the assets and liabilities assumed have been included in the consolidated financial statements from the date of acquisition.

The purchase price of Panyu M&M was allocated to the assets acquired and liabilities assumed by Subaye.com. The Company recorded $354,051 of goodwill, which was the excess of acquisition costs over fair value of net assets of Panyu M&M.

Accounts receivables	$193,453
Property, plant, and equipment	12,024
Other current assets	368,951
Goodwill	354,051
Liabilities assumed	(608,465)
Net assets acquired	$320,014

Purchase consideration	$500,000
Net assets acquired	(320,014)
Net cash inflow from acquisition of the Panyu M&M	$179,986

On October 1, 2006, the Company acquired 100% of the outstanding ownership interests in Ghuangzhou Panyu Metals & Minerals Import & Export Co. Limited from its majority owned subsidiary, Subaye.com, for gross consideration of $500,000.. The net assets received by the Company from the acquisition of Panyu M&M totaled $145,385. In accordance with the purchase method of accounting, the results of Panyu M&M and the estimated fair market value of the assets and liabilities assumed have been included in the consolidated financial statements from the date of acquisition.

The purchase price of Panyu M&M was allocated to the assets acquired and liabilities assumed by the Company less the goodwill of $320,014, which was recorded upon Subaye.com’s acquisition of Panyu M&M. The company recorded $354,615 of intangible assets, which was the excess of acquisition cost over fair value of net assets of Panyu M&M.

Accounts receivables	642,262
Property, plant, and equipment	13,214
Other current assets	4,821
Goodwill	354,615
Accounts payable and accrued liabilities assumed	(586,254)
Customer deposits liability assumed	(40,365)
Net assets acquired	$388,293

Purchase consideration	$500,000
Net assets acquired	(388,293)
Net cash inflow from acquisition of the Panyu M&M	$111,707

Goodwill is comprised of the residual amount of the purchase price over the fair value of the acquired tangible and intangible assets. The operating results of Panyu M&M have been included in our subsidiary, Subaye.com’s statement of operations from April 1, 2006 and within the Company’s statement of operations since October 1, 2006. If the operating results had been included since the beginning of the year ended September 30, 2006, the pro-forma consolidated revenue and pro-forma consolidated net income would have been $19,573,348 and $2,245,180 respectively.

Acquisition of Additional Ownership in Subaye.com

On May 16, 2007, Subaye.com. issued 1,150,000 shares of its common stock to the Company for $2,300,000. As a result of this transaction, the Company holds a direct 64.60% ownership interest Subaye. An independent valuation of Subaye was completed as of September 30, 2006. This valuation report was relied upon by the Company’s management while discussions about this transaction took place.

NOTE 6 - SALE OF ASSETS

On June 5, 2007, the Company sold all rights under its copyright for the television programming rights to Big Movie: Subaye, which was initially produced as a motion picture in the PRC. The Company continues to own the internet, film and DVD rights for Big Movie: Subaye. The details of the sale are listed below:

2007
Gross proceeds from the sale of Copyright - Big Movie: Subaye	$400,000
Adjusted cost basis	(304,655)
Net profit	$95,345

The copyright’s adjusted cost basis was net of an impairment loss writedown in 2006 of $75,971 and was not net of any amortization or depreciation.

On June 10, 2007, the Company sold all rights under its copyright for the television, PRC theatre, overseas theatre and DVD programming rights to First Open, which is anticipated to be produced as a motion picture in the PRC. The Company continues to own the internet rights for First Open. The details of the sale are listed below:

2007
Gross proceeds from the sale of Copyright - First Open	$1,800,000
Adjusted cost basis	(617,268)
Net profit	$1,182,732

The copyright’s adjusted cost basis was net of an impairment loss writedown in 2006 of $617,268 and was not net of any amortization or depreciation.

The Company reviewed its business plan with regard to whether the Company will continue to sell off assets it doesn’t consider to have immediate benefit to the Company. As a result, the Company believes the sale of the these copyrights is in the ordinary course of business and should not be reported as an extraordinary event or as other income. Accordingly, the Company has reported the proceeds from the sales in “licensing and royalty revenues” within the consolidated statement of operations and the adjusted cost basis associated with the sale in costs of sales on the consolidated statement of operations.

NOTE 7 - GOODWILL & INTANGIBLE ASSETS

Intangible assets are stated at cost (estimated fair value upon contribution or acquisition), less accumulated amortization and impairment. Amortization expense is recognized on the straight-line basis over the estimated useful lives of the assets as follows:

Intangible assets	Estimated useful lives
Copyrights	Variable
Permits and licenses	5 years

The following table summarizes the lives and the carrying values of all the Company's goodwill and intangible assets by category, as of September 30, 2007 and 2006:

	2007	2006
Copyrights - Motion Picture, Television, Internet and DVD Productions	$8,796,635	$2,470,000
Accumulated Amortization	(2,534,178)	-
	6,262,457	2,470,000

Goodwill	354,614	354,051
Total	$6,617,071	$2,824,051

The Company amortizes its copyrights using the individual-film-forecast-computation method, in accordance with the SOP 00-2, which amortizes or accrues (expenses) such costs in the same ratio that current period actual revenue (numerator) bears to estimated remaining unrecognized ultimate revenue as of the beginning of the current fiscal year (denominator). The Company began amortization of certain movie copyrights in December 2006, when the Company began to recognize revenue from the films. Amortization related to the movies was $995,875 for the year ended September 30, 2007, and was included in cost of sales.

The ultimate revenue to be included in the denominator of the individual-film-forecast-computation method fraction is subject to certain limitations as set forth in the SOP. If an event or change in circumstance indicates that the Company should assess whether the fair value of the copyright is less than its unamortized costs, the Company will determine the fair value of the film and will write off the amount by which the unamortized capitalized costs exceeds the episode's fair value. Accordingly, the Company cannot subsequently restore any amounts written off in previous fiscal years to income.

Given the environment in which the Company currently operates, it is reasonably possible that managements estimate of the economic useful lives of these assets or the assumption that they will recover their carrying amounts from future operations, could change in the future.

Intangible assets of the Company are reviewed annually or more often if circumstances dictate, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of September 30, 2007, the Company expects these assets, at their current carrying value, to be fully recoverable.

At September 30, 2006, based on management’s projected future discounted cash flows, management determined an impairment loss related to the Company’s copyrights was present as on those copyrights of $1,530,000 at September 30, 2006.

The portion of the acquisition costs of Panyu M&M that has been allocated to goodwill totaled $354,614. Such allocation was made on the basis of the Company’s appraised value of Panyu M&M’s net assets as of September 30, 2007.

NOTE 8 - PROPERTY AND EQUIPMENT, NET

     Property and equipment consisted of the following:

	At September 30,
	2007	2006
Computer Software & Equipment	$8,650,977	$8,635,710
Websites	8,702,399	5,909,676
Motor Vehicle	83,689	198,798
Leasehold Improvements	211,101	160,000
Furniture & Fixtures	30,277	6,304
	17,678,443	14,910,488
Less: Accumulated depreciation and amortization	(9,302,023)	(3,394,765)
	$8,376,420	$11,515,723

Depreciation and amortization related to the assets listed above totaled $4,995,659 and $1,919,971 for 2007 and 2006, respectively.

At September 30, 2007, based on management’s calculation of the projected future discounted cash flows we expect to earn from holding certain property and equipment, management determined an impairment loss related to certain software and a website was present and determined an impairment loss should be recorded of $1,342,722.  The impairment loss is included in the statement of operations for the year ended September 30, 2007.

NOTE 9 - STOCKHOLDERS’ EQUITY

The Company was incorporated on January 6, 1997 in the State of Indiana under the corporate name MAS Acquisition XXI Corp. On December 21, 2000, the Company acquired Telecom Communications of America, a sole proprietorship in Los Angeles, California since August 15, 1995, and changed its name to Telecom Communications, Inc. On February 28, 2005, the Company reincorporated in the State of Delaware by merging with a Delaware corporation of the same name. The surviving Delaware corporation succeeded to all of the rights, properties and assets and assumed all of the liabilities of the original Indiana corporation. On July 10, 2007, the Company changed its name from Telecom Communications, Inc. to MyStarU.com, Inc.

The Company is authorized to issue 350,000,000 shares, in aggregate, consisting of 300,000,000 shares of common stock, $0.001 par value, and 50,000,000 shares of preferred stock, $0.001 par value. The Company's Certificate of Incorporation authorizes the Board of Directors (the "Board") to determine the preferences, limitations and relative rights of any class or series of Company preferred stock prior to issuance and each such class or series must be designated with a distinguishing designation prior to issuance. As of December 17, 2007, no shares of the Company’s preferred stock and 151,014,316 shares of the Company’s common stock were issued or outstanding.

Stock-Based Compensation

On April 12, 2004, the Company issued 2,600,000 shares of common stock to various employees and consultants as part of their compensation at market price of $.62 with a total of $1,612,000, the Company expensed the salary bonus of $570,000 in the profit and loss for the year ended September 30, 2004 and amortized the consultancy fee of $1,042,000 over services period of a 24 month period. The terms for these agreements are 24 months starting from January 1, 2004 to December 31, 2005. It resulted in an expense of $43,416 for each month. Total stock-based compensation expense was $0 and $130,250 for the years ended September 30, 2007 and 2006, respectively.

On June 12, 2004, the Company issued 400,000 shares of common stock to two consultants as part of their compensation at market price of $.32 with a total of $128,000, the terms for these agreements are 24 months starting from January 1, 2004 to December 31, 2005. It resulted in an expense of $5,333 for each month. Total stock-based compensation expense was $0 and $16,000 for the years ended September 30, 2007 and 2006, respectively.

On May 1, 2005, the Company issued 4,000,000 shares of common stock to two consultants as part of their compensation at market price of $.29 with a total of $1,160,000. The Company amortized such consultancy fee as expense over its service period of 24 months commenced from May 1, 2005. The stock-based compensation expense for the years ended September, 30, 2007 and 2006, was $338,333 and $821,666, respectively

On July 22, 2005, the Company issued 4,000,000 shares of common stock to two consultants as part of their compensation at market price of $.24 with a total of $840,000. The stock-based compensation expense for the years ended September, 30, 2007 and 2006, was $263,530 and $494,118, respectively

On August 19, 2005, the Company issued 1,000,000 shares of common stock to a consultant as part of his compensation at market price of $0.51 with a total of $510,000. The stock-based compensation expense for the years ended September, 30, 2007 and 2006, was $0 and $510,000, respectively.

On January 1, 2006, the Company issued 3,000,000 shares of common stock common stock to three consultants as part of their compensation at market price of $.50 with a total of $1,500,000. The Company amortized the consultancy fee of $1,500,000 over services period of a 12 month period. The terms for these agreements are 12 months starting from January 1, 2006 to December 31, 2006. The stock-based compensation expense for the years ended September, 30, 2007 and 2006, was $375,000 and $1,125,000, respectively.

On April 12, 2006, the Company issued 4,000,000 shares of common stock to five consultants as part of their compensation at a market price of $.52 with a total of $2,080,000. The Company amortized the consultancy fee of $1,300,000 over services period of a 24 month period, the remaining $780,000 is amortized over services period of a 12 month period. It resulted in an expense of $119,167 for each month for 12 months and the remaining 12 months will have an expense of $54,167. The stock-based compensation expense for the years ended September, 30, 2007 and 2006, was $1,040,000 and $715,000, respectively.

On July 31, 2006, the Company issued 3,300,000 shares of common stock to nineteen employees as a one time bonus at market price of $.44 with a total of $1,452,000. The stock-based compensation expense for the years ended September 30, 2007 and 2006, was $748,000 and $704,000, respectively.

On November 27, 2006, the Company issued 300,000 shares of the Company’s common stock to Mary Kratka for investor relations and promotions services at price of $.26 per share for a total consideration equal to $78,000. The shares were amortized over 3 months with a stock-based compensation expense of $26,000 each month. The total stock-based compensation expense for the years ended September 30, 2007 and 2006 was $78,000 and $0, respectively.

On January 10, 2007, the Company issued 250,000 shares of common stock to Mary Kratka for investor relations and promotions services company's promotion fee at price of $.45 per share for total consideration equal to $112,500. The shares are being amortized over 12 months with a stock-based compensation expense of $9,375 each month. The total stock-based compensation expense for years ended September 30, 2007 and 2006 was $84,375 and $0, respectively.

On January 31, 2007, the Company issued 750,000 shares of common stock to Bon Air Group Limited for investor relations and promotion services at price of $.30 per share for a total consideration equal to $225,000. The shares are being amortized over 12 months with stock-based compensation expense of $18,700 each month. The total stock-based compensation expense for the years ended September 30, 2007 and 2006 was $150,000 and $0, respectively.

On July 16, 2007, the Company agreed to issue 365,000 shares of common stock to a consultant for international business consulting services at price of $.16 per share for a total consideration equal to $58,400. The shares are being amortized over 24 months with stock-based compensation expense of $2,433 each month. The total stock-based compensation expense for the years ended September 30, 2007 and 2006 was $7,300 and $0, respectively. The shares of common stock had not been issued as of September 30, 2007 and are therefore included as shares to be issued on the balance sheet.

Litigation Settlements

On August 2, 2007, pursuant to a settlement agreement with a shareholder dated July 18, 2007, the Company issued 200,000 shares of its common stock. The share issuance was valued at $32,000 using the current market price of $0.16 a share and is included in stock based compensation in the accompanying financial statements. The total stock-based compensation expense for the years ended September 30, 2007 and 2006 was $32,000 and $0, respectively.

On September 6, 2007, the Company reached an additional settlement agreement with a shareholder whereby the Company agreed to issue 1,700,000 shares of its common stock. The share issuance was valued at $238,000 using the current market price of $0.14 a share and is included in stock based compensation in the accompanying financial statements. The total stock-based compensation expense for the years ended September 30, 2007 and 2006 was $238,000 and $0, respectively. The shares were issued in November 2007 and are included in shares to be issued on the September 30, 2007 balance sheet.

Total stock compensation expense reported was $3,354,538 and $4,516,034 for the years ended September 30, 2007 and 2006, respectively.

Purchase of Websites

On October 3, 2006, the Company issued 4,000,000 shares at a price of $0.20 per share, as consideration equivalent to $800,000, to World-East Corporation Ltd., in exchange for the website known as www.mystaru.com.

On October 20, 2006, the Company issued 5,300,000 shares at a price of $0.17 per share as consideration equivalent to $901,000, to Bloomen Corporation Ltd., in exchange for the website known as www.icurls.com.

On October 20, 2006, the Company issued 5,400,000 shares at a price of $0.17 per share as consideration equivalent to $918,000, to China IPTV Industry Park Holdings Ltd., in exchange for the website known as www.goongreen.org.

Sales of Common Stock Securities

On October 31, 2006, pursuant to three stock purchase agreements, the Company issued 10,000,000 shares of its common stock, at $0.10 per share, for a total of $1,400,000.

On July 16, 2007 pursuant to seven stock purchase agreements, the Company issued 23,000,000 shares of its common stock, at $0.10 per share, for a total of $2,300,000.

Settlement of Liabilities with Common Stock Securities

On October 31, 2006, the Company issued 5,000,000 shares at a price of $0.14 per share, resulting in consideration equal to $700,000, to Mr. LeYi Yang on behalf of Mystaru Limited, of which $5,000 is paid for the settlement of the accounts payable related to movie copyrights, while $695,000 is settled in cash.

On October 31, 2006, the Company issued 5,000,000 shares at a price of $0.14 per share, resulting in consideration equal to $700,000, to Mr. Guiwen Cai on behalf of Mystaru Limited, to settle the accounts payable related to the purchase of movie copyrights.

NOTE 10 - INCOME TAX

The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes.

In July, 2006, the FASB issued FASB Interpretations No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a return. FIN 48 provides guidance on the measurement, recognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. FIN 48 became effective as of January 1, 2007 and had no impact on the Company’s consolidated financial statements.

The charge for taxation is based on the results for the year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probably that taxable profit will be available against which deductible temporary differences can be utilized.

Deferred tax is calculated using tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it is related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity.

Deferred tax assets and liabilities are offset when they related to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis.

United States of America

Since the Company had no operations within the United States, there is no provision for US taxes and there are no deferred tax amounts as of September 30, 2007 and 2006, respectively.

Delaware

The Company is incorporated in Delaware but does not conduct business in Delaware. Therefore, the Company is not subject to corporate income tax. However, the Company does have to pay Franchise Tax to the Delaware Department of State.  Regardless of where the Company conducts business, it must file an Annual Franchise Tax Report and pay Franchise Tax for the privilege of incorporating in Delaware. The minimum Franchise Tax is $35 with a maximum of $165,000. The Company has not filed its Franchise Tax Return for 2007 as of yet but anticipates its Franchise Tax owed to Delaware is approximately $10,000 for the year ended December 31, 2007.

British Virgin Islands

Alpha Century Holdings, 3G Dynasty and Arran Services are incorporated in the British Virgin Islands and, under the current laws of the British Virgin Islands, are not subject to income taxes.

Hong Kong

Mystaru Ltd. is incorporated in Hong Kong and is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. No provision for Hong Kong profits tax has been made as the Company incurred a loss during the years ended September 30, 2007 and 2006, respectively. The applicable Hong Kong statutory tax rate for the years ended September 30, 2007 and 2006 is 17.5%, respectively.

People’s Republic of China

Enterprise income tax in PRC is generally charged at 33% of a company’s assessable profit, of which 30% is a national tax and 3% is a local tax. The Company’s subsidiaries incorporated in PRC are subject to PRC enterprises income tax at the applicable tax rates on the taxable income as reported in their Chinese statutory accounts in accordance with the relevant enterprises income tax laws applicable to foreign enterprises. Pursuant to the same enterprises income tax laws, the Company’s subsidiaries are fully exempted from PRC enterprises income tax for two years starting from the first profit-making year, followed by a 50% tax exemption for the next three years.

No provision for enterprise income tax in the PRC had been made for the years ended September 30, 2007 and 2006 due to the fact that the Company is exempt from PRC tax based on the statutory provisions granting a tax holiday for a two year period, as stated above, for the years ended September 30, 2007 and 2006.

The Company is governed by the Income Tax Law of the People’s Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws (“the Income Tax Laws”). Under the Income Tax Laws, foreign investment enterprises (“FIE”) generally are subject to an income tax at an effective rate of 33% (30% state income taxes plus 3% local income taxes) on income as reported in their statutory financial statements after appropriate tax adjustments unless the enterprise is located in specially designated regions of cities for which more favorable effective tax rates apply. Upon approval by the PRC tax authorities, FIEs scheduled to operate for a period of 10 years or more and engaged in manufacturing and production may be exempt from income taxes for two years, commencing with their first profitable year of operations, after taking into account any losses brought forward from prior years, and thereafter with a 50% exemption for the next three years.

In 2002, the Company became a Sino-foreign joint venture. In 2003, the Company was granted by the state government for benefit of income tax exemption in first 2 years from January 2003 to December 2004 and 50% exemption for the third to fifth years from January 2005 to December 2007.

Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law of the People’s Republic of China will replace the existing laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”).

The key changes are:

a.
The new standard EIT rate of 25% will replace the 33% rate currently applicable to both DES and FIEs, except for High Tech companies who pays a reduced rate of 15%. The Company currently believes it will qualify as a high tech company.

b.
Companies established before March 16, 2007 will continue to enjoy tax holiday treatment approved by local government for a grace period of the next five years or until the tax holiday term is completed, whichever is sooner.

The Company and all of its subsidiaries were established before March 16, 2007 and therefore the Company is qualified to continue enjoying the reduced tax rate as described above. Since the detailed guidelines of the new tax law is not publicized yet, the Company cannot determined what the new tax rate will be applicable to the Company after the end of their respective tax holiday terms.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months and nine months ended September 30, 2007 and 2006:
	2007	2006
U.S. Statutory rates	35.0%	35.0%
Foreign income	(35.0)	(35.0)
China tax rates	33.0	33.0
China income tax exemption	(33.0)	(33.0)
Effective income tax rates	0%	0%

Value Added Tax

Enterprises or individuals who sell products, engage in repair and maintenance or import and export goods in the PRC are subject to a value added tax in accordance with Chinese laws. The value added tax rate applicable to the Company is 6% of the gross sales price. No credit is available for VAT paid on the purchases.

NOTE 11 - RELATED PARTY TRANSACTIONS

a) Names and relationship of related parties

Existing relationships with the Company
TaiKang Capital Management Corporation	A common shareholder of the Company

b) Summary of related party transactions
	2007	2006
Sales of products to:
TaiKang Capital Management Corporation	$1,080,000	1,440,000

MYSTARU.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

NOTE 12 - MINORITY INTEREST

Minority interest represents the minority stockholders’ proportionate share of 35.40% (2006 - 46.08%) of the equity of Subaye.com. The Company’s 64.60% controlling interest requires that Subaye.com’s operations be included in the Consolidated Financial Statements. The 35.40% (2006 - 48.08%) equity interest of Subaye.com that is not owned by the Company is shown as “Minority interests in consolidated subsidiaries” in the financial statements is shown as $3,801,642 and $3,261,308, respectively. Included within Minority interests are 200,000 Series A Convertible Preferred stock outstanding in Subaye.com valued at $780,000. This stock is convertible into 400,000 shares of common stock, at a conversion rate of two shares of common stock for every one share of preferred stock.

	September 30, 2007	September 30, 2006
Minority interest of shareholders	$3,021,642	$2,481,308
Minority interest of preferred stock	780,000	780,000
Minority interest in consolidated subsidiaries	$3,801,642	$3,261,308

NOTE 13 - COMMITMENTS & CONTINGENCIES

Operating Leases - In the normal course of business, the Company leases office space under operating lease agreements. The Company rents office space, primarily for regional sales administration offices, in commercial office complexes that are conducive to administrative operations. The operating lease agreements generally contain renewal options that may be exercised at the Company's discretion after the completion of the base rental terms. In addition, many of the rental agreements provide for regular increases to the base rental rate at specified intervals, which usually occur on an annual basis. As of September 30, 2007, the Company had operating leases that have remaining terms of nine months. The following table summarizes the Company’s future minimum lease payments under operating lease agreements as of September 30, 2007:

Year ended September, 30

2008	$213,173

213,173

The Company recognizes lease expense on a straight-line basis over the life of the lease agreement. Contingent rent expense is recognized as it is incurred. Total rent expense in continuing operations from operating lease agreements was $411,422 and $266,814 for the years ended September 30, 2007 and 2006, respectively.

We may be involved from time to time in ordinary litigation that will not have a material effect on our operations or finances. We are not aware of any pending or threatened litigation against the company or our officers and directors in their capacity as such that could have a material impact on our operations or finances.

NOTE 14 - OPERATING RISK

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

 Company’s operations are substantially in foreign countries

Substantially all of the Company’s products are manufactured in China. The Company’s operations are subject to various political, economic, and other risks and uncertainties inherent in China. Among other risks, the Company’s operations are subject to the risks of restrictions on transfer of funds; export duties, quotas, and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations

NOTE 15 - SEGMENT REPORTING

The Company operates in four distinct business segments:

1. Investments in Entertainment Arts Productions - The Company purchases and licenses or resells copyrights of entertainment-related assets.

2. Online Content and Member Services Provider - The Company provides online content and member services for commercial use

3. Software sales - The Company provides web-based and mobile software platforms

4. Importing and exporting of goods - The Company conducts international trade using the PRC as its base of operations

Year Ended September 30, 2007	Investments in Entertainment Arts Productions	Online Content and Member Services Provider	Software Sales	Importing and Exporting of Goods	Corporate/ Others	Consolidated Total
Net sales	$3,908,086	$4,310,030	$1,899,100	$11,437,595	-	$21,554,811
Cost of sales	2,709,187	2,086,517	2,199,149	11,224,319	-	18,219,172
Segment income (loss) before taxes	299,104	1,228,222	(912,963)	10,948	(5,622,561)	(4,997,250)
Segment assets	10,009,865	5,057,538	6,282,531	3,391,607	2,869,953	27,611,494
Expenditures for segment assets	4,300,000	2,619,000	-	-	148,955	7,067,955

Year Ended September 30, 2006	Programming Rights Licensing	Online Memberships for the B2B Marketplace	Software Sales	Importing and Exporting of Goods	Corporate/ Others	Consolidated Total
Net sales	$-	$-	$12,678,107	$2,868,074	$-	$15,546,181
Cost of sales	-	-	3,815,036	2,804,564		6,619,600
Segment income (loss) before taxes	-	-	2,277,970	(127,523)		2,150,447
Segment assets		-	10,412,692	13,214		10,425,906
Expenditures for segment assets	-	-	9,526,293	1,250	-	9,527,543

NOTE 16 - STOCK AWARDS PLAN

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

MYSTARU.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

NOTE 17 - DISCONTINUED OPERATIONS

On April 1, 2006, MYST sold all its interests in Island Media with the net gain on the disposal of $295,533. Island Media’s operating loss for the period up to the date of disposition was $239,776 was shown as Discontinued Operations in the consolidated statements of Income and comprehensive income. The following table shows the results of the Island Media from October 1, 2005 to March 31, 2006
	From October 1, 2005 to March 31, 2006	From June 2 (date of inception) , 2005 to September 30, 2005
Net revenues - others	$247,458	$66,282
Cost of sales- other cost of sales	202,860	50,525
Gross profit	44,598	15,757
Expenses:
Depreciation	21,016	5,032
Salaries	199,238	56,831
Other selling, general and administrative	99,020	30,247
Total operating expenses costs	319,274	92,110
	(274,676)	(76,353)
Other income (expense):
Interest income	173	287
Other income	35,899	2,660
Interest expense	(1,626)	(2,351)
Gain on disposal of fixed assets	454	-
Total other income	34,900	596
Income from continuing operations before income tax	(239,776)	(75,757)
Income tax expenses	-	-
Loss from discontinued operations , net	$(239,776)	$(75,757)

MYSTARU.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

NOTE 18 - SUBSEQUENT EVENTS

On October 1, 2007, the Company sold 100% of the outstanding ownership units of Guangzhou TCOM Computer to Subaye.com for $822,392. Payment of the purchase price of $822,392 was made in the form of 411,196 shares of Subaye.com common stock.

On October 1, 2007, Subaye.com issued 1,825,890 and 511,702 shares of its common stock to settle $3,651,780 and $1,023,404 in outstanding liabilities with the Company’s subsidiaries, Alpha Century Holdings Limited and Arran Services.

On October 1, 2007, the sole shareholder of the Subaye.com preferred stock converted the preferred stock to 400,000 shares of the Company’s common stock.

On October 23, 2007, MyStarU.com, Inc.’s majority-owned subsidiary, Subaye.com, Inc. announced the acquisition of Media Group Int'l Ltd. ('MGI'), a premier media and marketing management firm. Subaye will immediately begin executing the planned integration of the Corporate Video Online/Offline, commercial movie advertising markets, and overseas business operations and networks. Subaye expects the acquisition and the subsequent integration to be a leading provider of corporate video online/offline and product placement advertising in movies. The acquisition broadens its product portfolio and addressable market, helps develop overseas markets, and will immediately increase corporate video members and revenue. Under the terms of the transaction, MGI shareholders will receive 100,000 shares of Subaye's common stock as 1.2% of the total outstanding Shares.

Subsequent to the above transactions and certain other privately registered transactions, the Company holds a 67.05% ownership in Subaye.com.

On October 25, 2007, MyStarU.com, Inc. (the “Registrant”) dismissed Child, Van Wagoner & Bradshaw, PLLC (“CV&B”) as its independent auditors, effective immediately. On October 25, 2007, the Registrant engaged DNTW Chartered Accountants, LLP (“DNTW”) as its successor independent audit firm. The Registrant’s dismissal of CV&B and engagement of DNTW was approved by the Registrant’s Board of Directors on October 25, 2007.

Effective October 29, 2007, Yan Liu resigned as Chief Financial Officer of the Registrant.

On October 29, 2007, the Registrant appointed James T. Crane to serve as its Chief Financial Officer.

Mr. Crane is the founder of J. Crane & Company, P.C., a Cambridge, Massachusetts-based professional services firm (the “Firm”).  The Firm is registered with the Public Company Accounting Oversight Board to conduct audits of public companies and currently provides auditing, accounting, tax and public company regulatory compliance services to clientele in 23 states and 6 foreign countries.

Mr. Crane is a certified public accountant licensed by Massachusetts and in good standing.  Prior to organizing J. Crane & Company, P.C., Mr. Crane was a partner in the Lexington, Massachusetts professional services firm of Baker, O’Connor & Sullivan, LLC.  Mr. Crane began his career with Ernst & Young.  Mr. Crane received a B.S. degree in Accountancy from BentleyCollege.  Mr. Crane currently serves as a director of Commerce Planet, Inc., an affinity and lead generation services company, which is traded publicly on the Over the Counter Bulletin Board. Mr. Crane also serves and has served as Chief Financial Officer of several current and former clients of J. Crane & Company, P.C. and has served and continues to serve as a member of the board of directors of various Boston-area not-for-profits.  Mr. Crane is a member of the American Institute of Certified Public Accountants and the Massachusetts Society of Certified Public Accountants.

In connection with Mr. Crane’s appointment, the Registrant has entered into a compensation arrangement whereby Mr. Crane is entitled to receive 735,000 shares of the Registrant’s common stock, to vest over a two year period.

NOTE 19 - RECENTLY ISSUED ACCOUNTING STANDARDS

Recently issued accounting pronouncements

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. This interpretation requires that the entities recognize in the financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. FIN 48 will be effective for the fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on the consolidated financial statements.

The In September 2006, FASB issued SFAS No. 157, Fair Value Measurements . SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption of SFAS No. 157 to have a material impact on the consolidated financial statements.

In December 2006, FASB issued FSB EITF 00-19-2, Accounting for Registration Payment Arrangements , which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognised and measured in accordance with FASB Statement No. 5, Accounting for Contingencies . The FSB EITF 00-19-2 is effective immediately for new and modified registration payment arrangements entered into after December 21, 2006, and beginning in the fiscal year ended December 31, 2007 for any such instruments entered into before that date. The Company does not expect the issuance of FSB EITF 00-19-2 to have a material impact on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 will be effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Management is in the process of determining whether it will elect the fair value option allowed by the Standard.

In June 2007, FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. FSP EITF 07-3 will be effective for an entity’s financial statements issued for fiscal years beginning after December 15, 2007. Management is currently evaluating the effect of this pronouncement on financial statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 25, 2007, MyStarU.com, Inc. (the “Registrant”) dismissed Child, Van Wagoner & Bradshaw, PLLC (“CV&B”) as its independent auditors, effective immediately. On October 25, 2007, the Registrant engaged DNTW Chartered Accountants, LLP (“DNTW”) as its successor independent audit firm. The Registrant’s dismissal of CV&B and engagement of DNTW was approved by the Registrant’s Board of Directors on October 25, 2007.

CV&B’s audit reports on the Registrant’s consolidated financial statements as of the fiscal years ended September 30, 2006 and 2005 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with the audits of the Registrant’s financial statements for each of the two most recently filed financial statements for the years ended September 30, 2006 and 2005 and through the date hereof, there were no disagreements between the Registrant and CV&B on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to CV&B’s satisfaction, would have caused CV&B to make reference to the matter in its reports on the financial statements for such years.

In connection with the audits of the Registrant’s financial statements for each of the two most recently filed financial statements for the years ended September 30, 2006 and 2005 and through the date hereof, there have been no “reportable events” as defined in Regulation S-B, Item 304(a)(1)(iv).

The Registrant has requested that CV&B furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. A copy of CV&B’s letter will be filed with the SEC upon receipt.

In deciding to select DNTW, the Board of Directors reviewed auditor independence issues and existing commercial relationships with DNTW and concluded that DNTW has no commercial relationship with the Registrant that would impair its independence. During the Registrant’s fiscal years ended September 30, 2006 and 2005 and through the date hereof, the Registrant did not consult with DNTW regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-B.

ITEM 8A. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for us. As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007, being the date of our most recently completed fiscal year. This evaluation was carried out under the supervision and with the participation of the Certifying Officers. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Certifying Officers, to allow timely decisions regarding required disclosure.

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

ITEM 8B. OTHER INFORMATION

None.

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the name, age, positions and offices or employments for the past five years as of the date of this filing, of our executive officers and directors*. Members of the board are elected and serve for one year terms or until their successors are elected and qualify. All of the officers serve at the pleasure of the Board of Directors of the Company.

NAME	AGE	POSITION
Alan R. Lun	41	CEO, President and Director
Yan Liu	30	Vice President , COO and Director
James T. Crane	31	CFO
Yaofu Su	27	Vice President, Director

Alan R. Lun, Chief Executive Officer, President and Director

On April 30, 2007, the Board appointed Alan R. Lun to replace Mr. Chen as the Company’s Chief Executive Officer, President and as a member of the Board. Mr. Lun is also the Chief Executive Officer of MyStarU Ltd., a wholly-owned subsidiary of the Company, a position he has held since March 2006. From March 2001 through February 2006, Mr. Lun was the division manager of Guangdong Country Garden Property Management Co. Ltd., a property management company in China.

James T. Crane, Chief Financial Officer

Mr. Crane joined the Company on October 29, 2007. In 2001, Mr. Crane founded J. Crane & Company, P.C., a professional services firm. Prior to founding J. Crane & Company, P.C., Mr. Crane worked as an external auditor and business consultant for an international public accounting firm. Mr. Crane has worked with numerous public companies in the United States of America, Asia and Europe, where he focused his time and efforts on emerging businesses, assisting them with SEC compliance and communication matters, accounting and accounting-related functions and debt and equity financing actions. Mr. Crane is a Certified Public Accountant. Mr. Crane received his Bachelor of Science in Accountancy from Bentley College in Waltham, Massachusetts. Mr. Crane currently serves as a director on the Board of Commerce Planet, Inc., an SEC reporting company, and has also served as an officer or director of several other public and private companies.

Yan Liu, Vice President, Chief Operating Officer, Former Chief Financial Officer and Director

Ms. Liu joined the Company as Vice President and Director of the Company on March 20, 2006. From June 2004 through March 2006, Ms. Liu was the Chief Operating Officer of sinosuper.com ("Sino"). Sino is an internet company that is a wholly-owned subsidiary of Wukuang IE Limited. From May 2003 to April 2004, Ms. Liu was the Company’s General Manager of the Marketing and Sales Department. From July 2002 to April 2003, Ms. Liu was the assistant to the Chief Executive Officer of South China Motor Group in Guangzhou, China. From June 1999 to July 2002, she was the director of the Plan Department at Dali Motorcycle Limited in Xinhui City, China. Ms. Liu also served as the Company’s Chief Financial Officer from April 2, 2007 through October 29, 2007.

Yaofu Su, Vice President, Director

Mr. Su joined the Company in 2004, and his present position is Vice President of the Company and the Chief Executive Officer of Subaye.com, Inc. Subaye.com Inc. is a holding company that owns and operates an e-commerce website and trading company that is a majority-owned subsidiary of the Company since June 2006. From January 2005 through present, Mr.Su is the Multimedia Technology Director of 3G Dynasty Inc.("3G"). 3G is an internet and wireless communications content services company that is a wholly-owned subsidiary of the Company. From March 2004 to December 2004, Mr.Su was the multimedia content production manager of Mystaru Ltd, a wholly-owned subsidiary of the Company. From September 2001 to February 2004, he studied computer system application at Guangdong Industrial University.

*	Tim T. Chen, former Chief Executive Officer, President and Director of the Company was replaced on April 30, 2007 by Alan R. Lun. Mr. Chen is no longer employed by the Company.
Hongtao Zhang, former Director of the Company, was removed as Director on April 2, 2007.
Victor Z. Li resigned as Chief Financial Officer, Secretary, Treasurer and Director of the Company on April 2, 2007.

Board of Directors

We currently have three members on our Board of Directors, who are elected to annual terms and until their successors are elected and qualified. Executive officers are appointed by the Board of Directors on an annual basis and serve until their successors have been duly elected and qualified. There are no family relationships among any of our directors, officers or key employees. There have been no material changes to the procedures by which security holders may recommend nominees to the Board of Directors since the date of the Company's most recent quarterly report on Form 10-QSB.

Audit Committee

Although our Board does not have a separately-designated standing Audit Committee, our full Board of Directors performs the functions usually designated to an Audit Committee. As of October 29, 2007, James T. Crane has been designated as the Board's "audit committee financial expert" as defined in Item 407(d)(3) of Regulation S-B. Mr. Crane is a licensed CPA, and was formerly an auditor at Ernst & Young, an international professional services firm. Currently, Mr. Crane serves as an accounting and auditing consultant to 14 public companies, and over 20% of his business during both 2006 and 2007 involved direct SEC representation of his clients. Mr. Crane’s experience and background has provided him with an understanding of accounting principles generally accepted in the United States of America and financial statements prepared thereon. Mr. Crane has experience preparing, auditing, analyzing and evaluating financial statements that present a breadth and level of complexity of accounting issues comparable to the issues that can reasonably be expected to be raised by our financial statements. Mr. Crane has an understanding of audit committee functions. We are traded on the Over the Counter Bulletin Board which does not have a requirement of director independence; however, Mr. Crane is not independent .

Director Independence

In determining the independence of its Directors, the Company uses the definition of independence adopted by the American Stock Exchange ("AMEX") Based on the AMEX standards, the Board of Directors has determined that none of our members of the board of directors are independent. Except as disclosed above, no other committees of the Board of Directors exist.

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

Code of Ethics

We have adopted a Code of Ethics for our Senior Financial Officers and for all of our employees. We shall, without charge, provide to any person, upon request, a copy of our Code of Ethics for our Senior Financial Officers. All such requests should be mailed to: Mystaru.com, Inc., 9/F., Beijing Business World, 56 Dongxinglong Avenue, Beijing China, 100062, attention: Alan Lun, CEO.

As required by SEC rules, we will report within five business days the nature of any change or waiver of our Code of Ethics for our Senior Financial Officers.

ITEM 10. EXECUTIVE COMPENSATION.

The following table presents a summary of the compensation paid to our Chief Executive Officer, our Chief Financial Officer and our President, during the fiscal year ended September 30, 2007. Except as listed below, there are no bonuses, other annual compensation, restricted stock awards or stock options/SARs or any other compensation paid to the named executive officers.

Summary Compensation Table

Name and Principal Position	Year Ended September 30,	Base Salary $	Bonus $	Stock Awards $	Option Awards $	Non-equity plan compensation $	Non-qualified Deferred compensation Earnings $	All Other Compensation $	Dollar Value of total compensation for the covered fiscal year $
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Alan R. Lun	2007	92,028	0	0	0	0	0	0	92,068
Chief Executive Officer, President, Director	2006 2005	60,000 0	0 0	0 0	0 0	0 0	0 0	0 0	60,000 0
Tim T. Chen	2007	147,097	0	0	0	0	0	0	147,097
Chief Executive Officer, President, Director	2006 2005	780,000 0	0 0	0 0	0 0	0 0	0 0	0 0	780,000 0
Victor, Z. Li	2007	62,171	0	0	0	0	0	0	62,171
Chief Financial Officer, Treasurer, Secretary, Controller, Director	2006 2005	490,000 0	0 0	0 0	0 0	0 0	0 0	0 0	490,000 0
Yan Liu	2007	59,063	0	0	0	0	0		59,063
Vice President, Chief Operating Officer, Director	2006 2005	364,000 0	0 0	0 0	0 0	0 0	0 0	0 0	364,000 0
Yaofu Su	2007	27,977	0	0	0	0	0	0	27,977
Vice President, Chief Operating Officer, Director	2006 2005	312,000 0	0 0	0 0	0 0	0 0	0 0	0 0	364,000 0

Outstanding Equity Awards at Fiscal Year-End

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
-	0	0	0	0	0	0	0	0	0
-	0	0	0	0	0	0	0	0	0
-	0	0	0	0	0	0	0	0	0

Director Compensation Table

The following table presents a summary of the compensation paid to the members of our Board of Directors during the fiscal year ended September 30, 2007. Except as listed below, no other compensation was paid to our Directors.

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-equity plan compensation	Non- qualified Deferred compensation Earnings	All Other Compensation	Total
Name	$	$	$	$	$	$	$
(a)	(b)	(c)	(d)	(g)	(h)	(i)	(j)
Alan R. Lun	0	0	0	0	0	0	0
Tim T. Chen	0	0	0	0	0	0	0
Victor Z. Li	0	0	0	0	0	0	0
Yaofu Su	0	0	0	0	0	0	0
Yan Liu	0	0	0	0	0	0	0
Hongtao Zhang	0	0	0	0	0	0	0

Director Compensation Agreements

The Company’s members of the board of directors are currently not compensated for board services rendered to the Company.

Employment Agreements

The Company has entered into employment agreements with its officers. The terms of the employment have been disclosed above. There are no employment contracts established with our employees in the PRC as it is not common to have employment contracts in the PRC for non-management employees before the new PRC Labor Regulation, effective January 1, 2008.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

(a)   Security Ownership of Certain Beneficial Owners

The following tables set forth, as of December 17, 2007, information known to us relating to the beneficial ownership of shares of common stock by: each person who is the beneficial owner of more than 5 percent of the outstanding shares of common stock; each director; each executive officer; and all executive officers and directors as a group.

We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them except as stated therein.

Under the securities laws, a person is considered to be the beneficial owner of securities that can be acquired by him or her within 60 days from the date of this filing upon the exercise of options, warrants or convertible securities. We determine beneficial owner's percentage ownership by assuming that options, warrants or convertible securities that are held by him or her, but not those held by any other person and which are exercisable within 60 days of the date of this filing, have been exercised or converted. As of December 17, 2007 there were 151,014,316 shares of our common stock issued and outstanding.

Name and address of beneficial owner*	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned	Position
Taikang Capital Managements Corporation 906, 9TH/F, YUXING BUILDING, XIHUAN RD PANYU, GUANGZHOU F4 GD511490	20,000,000	13.24%	5% owner
Auto Treasure Holdings Limited 1906, 19TH/F, YUXING BUILDING, XIHUAN RD PANYU, GUANGZHOU F4 GD511490	9,889,000	6.55%	5% owner
Alan R. Lun	1,000,000	0.66%	Chief Executive Officer, President and Director
James T. Crane	735,000	0.49%	Chief Financial Officer
Yan Liu	700,000	0.48%	Vice President, Chief Operating Officer and Director
Yaofu Su	600,000	0.40%	Vice President, Director
Directors and Executive officers as a group	3,035,000	2.03%

* Except where otherwise indicated, the address of the beneficial owner is deemed to be the same address of the Company.

(b)   Changes in Control

We know of no contractual arrangements which may at a subsequent date result in a change of control in the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..

During the years ended September 30, 2007 and 2006, we sold our products to TaiKang Capital Management Corporation for $1,080,000 and $1,440,000, respectively. As of September 30, 2007, the outstanding balance due from TaiKang Capital Management Corporation was $1,107,359.

ITEM 13. EXHIBITS

(a)	Exhibits

Our financial statements are included as Item 7 of this Form 10-KSB

3.1	Certificate of Incorporation.*

3.2	Certificate of Amendment of Certificate of Incorporation, as filed on July 10, 2007 with the Secretary of State of the State of Delaware.**

3.2	Bylaws.*

14.1	Code of Ethics***

16.1	Letter on Change in Certifying Accountant +

21.1	List of Subsidiaries ++

23.1	Consent of Child, Van Wagoner & Bradshaw, PLLC ++

31.1	Rule 13a-14(a)/15d-14(a) Certification (CEO) ++

31.2	Rule 13a-14(a)/15d-14(a) Certification (CFO) ++

32.1	Section 1350 Certification (CEO) ++

32.2	Section 1350 Certification (CFO) ++

(b)	Current Reports on Form 8-K (incorporated by reference)

Form 8-K, dated April 9, 2007

Form 8-K, dated May 4, 2007

Form 8-K, dated July 20, 2007

Form 8-K, dated July 31, 2007

Form 8-K/A, dated August 20, 2007

Form 8-K, dated October 31, 2007

Form 8-K/A, dated December 6, 2007

*	Incorporated by reference to exhibits filed with the registrant’s definitive proxy statement on Form 14A as filed with the SEC on January 27, 2005.

**	Incorporated by reference from the registrant’s Form 8-K (SEC File No. 62236) as filed with the SEC on July 31, 2007.

***	Incorporated by reference from the registrant’s Form 10-QSB (SEC File No. 62236) as filed with the SEC on February 1, 2005.

+	As of the date of filing, the letter is unavailable. Pursuant to Item 304(a)(3) of Regulation S-B, the letter will be filed with the SEC within 10 business days after the date of filing.

++	Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed by the Company's auditors for professional services rendered in connection with the audit of the Company's annual consolidated financial statements for fiscal 2007 and 2006 and reviews of the consolidated financial statements included in the Company's Forms 10-KSB for fiscal 2007 and 2006 were approximately $21,500 and $34,000, respectively.

AUDIT-RELATED FEES

The Company's auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements.

TAX FEES

The aggregate fees billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning were $0 for fiscal 2007 and 2006.

ALL OTHER FEES

The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting in fiscal 2007 and 2006 were $0.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYSTARU.COM, INC.

Date: January 16, 2008	By:	/s/ Alan R. Lun
Alan R. Lun CEO and President (Principal Executive Officer)

Date: January 16, 2008	By:	/s/ James T. Crane
James T. Crane CFO (Principal Financial and Accounting Officer)