Form 10QSB
period 2007-12-31
MyStarU.com,Inc.
filed 2008-02-14
CIK 1139570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ________ to ________

Commission file number 333-62236

MYSTARU.COM, INC.
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 151,014,316 shares of common stock, $.001 par value per share, outstanding as of January 24, 2008.

Transitional Small Business Disclosure Format (Check One):   Yes ☐    No ☒

PART I. FINANCIAL INFORMATION
MYSTARU.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

	December 31, 2007	September 30, 2007
	Unaudited	Audited
ASSETS
Current Assets
Cash	$529,567	$1,150,422
Accounts Receivable, Net of Allowances for Doubtful Accounts of $247,066 (September 30, 2007 - $413,036) (Note 4)	11,424,981	7,982,668
Accounts Receivable, Related Party (Note 4)	1,107,359	1,107,359
Inventory	76,386	-
Prepaid Expenses	1,547,585	1,778,966
Other Current Assets	337,580	598,588

Total Current Assets	15,023,458	12,618,003

Property, Plant & Equipment, Net (Note 8)	7,530,011	8,376,420

Intangible Assets
Copyrights, Net of Accumulated Amortization of $2,518,918 (September 30, 2007 - $2,534,178) (Note 7)	6,849,275	6,262,456
Goodwill (Note 5, 7)	556,319	354,615

Total Intangible Assets	7,405,594	6,617,071

TOTAL ASSETS	$29,959,063	$27,611,494

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$4,210,971	$3,435,530
Accrued Liabilities	195,127	257,712
Due to Related Party (Note 2)	5,918	-

Total Current Liabilities	4,412,016	3,693,242

Total Liabilities	4,412,016	3,693,242

Minority Interest in Consolidated Subsidiaries (Note 12)	4,910,696	3,801,642

Commitment and Contingencies (Note 13)

Stockholders’ Equity (Note 9)
Preferred stock, $0.001 par value, authorized: 50,000,000 shares, zero shares issued and outstanding at December 31, 2007 and September 30, 2007	-	-
Common stock, $0.001 par value, authorized: 300,000,000 shares, 151,014,316 and 146,288,000 shares issued and outstanding at December 31, 2007 and September 30, 2007	151,014	146,288
Additional Paid in Capital	23,679,069	22,905,224
Shares to be Issued	-	2,065
Deferred Stock-Based Compensation	(1,532,906)	(479,225)
Accumulated Other Comprehensive Income	19,339	(7,016)
Accumulated Deficit	(1,680,165)	(2,450,726)

Total Stockholders’ Equity	20,636,351	20,116,610

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$29,959,063	$27,611,494

The accompanying notes are an integral part of the condensed consolidated financial statements.

MYSTARU.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
	Unaudited	Unaudited
		(Restated)
Revenues
Licensing and Royalty Revenues	$1,323,962	$120,613
Online Membership Services	1,722,279	2,626,158
Import and Export Sales	4,364,583	2,038,260
Media and Marketing Management	300,900	-
Software Sales	-	819,100
Software Sales - Related Party	-	360,000
Other Revenues	229	-
Total Revenue	7,711,953	5,964,131

Costs of Sales	5,785,142	3,454,989

Gross Profit	1,926,811	2,509,142

Operating Expenses
Salaries and Wages	63,007	156,106
Stock Compensation	363,869	1,027,030
Bad Debt (Recovery) Expense	(161,415)	1,139,325
Selling, general and administrative	634,566	279,678

Total Operating Expenses	900,027	2,602,139

Income (Loss) From Continuing Operations	1,026,784	(92,997)

Other Income and Expenses	8,443	21,580

Net Income (Loss) From Continuing Operations Before Income Taxes & Minority Interest	1,035,227	(71,417)

Provision for Income Taxes	(1,051)	(873)

Net Income (Loss) From Continuing Operations Before Minority Interest	1,034,176	(72,290)

Minority Interest in Income of Subsidiary	(263,615)	(586,591)

Net Income (Loss) from Operations	770,561	(658,881)

Foreign Currency Translation Adjustment	(26,355)	6,894

Comprehensive Income (Loss)	$744,206	$(651,987)

Basic Net Income (Loss) Per Common Share	$0.01	$(0.01)

Diluted Net Income (Loss) Per Common Share	$0.01	$(0.01)

Number of Common Shares Used to Compute Basic Weighted Average	148,675,128	109,512,315

Number of Common Shares Used to Compute Diluted Weighted Average	148,675,128	109,512,315

The accompanying notes are an integral part of the condensed consolidated financial statements.

MYSTARU.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS
 FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
	Unaudited	Unaudited (Restated)
Cash flows from operating activities
Net income (loss)	$770,561	(658,881)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1.407,050	9,042
Loss on sale of copyrights	52,467	-
Bad debt expense	25,014	1,139,325
Recovery of bad debts	(185,431)	-
Minority interests	263,615	-
Amortization of prepaid entertainment arts advertising	262,515	-
Amortization of stock based compensation	363,869	1,027,030
Changes in operating assets and liabilities:
Accounts receivable	(3,276,343)	(2,969,968)
Inventory	(76,386)	-
Prepaid expenses	(31,134)	-
Other current assets	261,008	-
Accounts payable	775,441	-
Accrued expenses	(62,585)	-
Net cash provided by (used in) operating activities	549,661	(1,453,452)

Cash flows from investing activities:
Cash received in acquisition of MGI	2,834	-
Cash proceeds from sale of copyrights	279,824	-
Purchase of copyrights	(914,810)	-
Capital expenditures	-	(8,153)
Net Cash Used In Investing Activities	(632,152)	(8,153)

Cash flows from financing activities
Repayments to related party	-	(57,514)
Proceeds from new issuance of common stock	-	695,000
Net cash flows provided by financing activities:	-	637,486

Effect of exchange rate changes on cash	(538,364)	6,894

Net decrease in cash	(620,855)	(817,225)

Cash - beginning of period	1,150,422	1,211,542

Cash - end of period	$529,567	$394,317

Supplemental disclosure of cash flow information:
Taxes paid	$-	$-
Interest paid	$-	$-
Non cash investing and financing activities:
Issuance of stock for services by subsidiary, deferred compensation	$840,000	$-
Issuance of stock for services, deferred compensation	$577,550	$-
Common stock issued in lieu of cash payment of accounts payable	$-	$705,000
Acquisition of MG1 through issuance of common stock	200,000	-
Acquired websites through issuance of common stock	$-	$2,619,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

 MYSTARU.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

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

2. Online Content and Member Services Provider - The Company provides online content and member services for commercial use.

3. Software Sales - The Company provides web-based and mobile software platforms.

4.   Media and Marketing Management - The Company’s subsidiary, Media Group International, coordinates product placement activities for filmmakers and advertisers within the entertainment arts industry of the PRC.

5. Importing and Exporting of Goods - The Company conducts international trade using the PRC as its base of operations.

On April 25, 2006, the Company’s majority-owned subsidiary, Subaye.com, Inc. (“Subaye.com”), acquired 100% of the shares of Guangzhou Panyu Metals & Minerals Import and Export Co., Limited (“Panyu M&M”), a PRC limited company, from the sole shareholder, Wukang IE Limited for $500,000. Panyu M&M’s principal activity is conducting import and export trade in PRC. On October 1, 2006, Subaye sold 100% of the shares of Panyu M&M to MYST.

On June 28, 2006, the Company acquired 53.92% of the outstanding common stock, par value of $0.001 of Subaye.com (F/K/A HRDQ Group, Inc.) by acquiring 2,024,190 shares of common stock of Subaye for $1,060,000. Concurrently, Subaye acquired certain valuable assets by selling 798,747 shares of its common stock to China Dongguan Networks, Inc (“CDN”) for $415,348 and 500,000 shares of its common stock to Top Rider Group Limited for $1,100,000.

Subaye also issued 200,000 Series A Convertible Preferred Stock, par value $0.01, to Top Rider Group Limited for $660,000. Each share of Subaye’s Series A Convertible Preferred Stock is convertible into two shares of Subaye’s common stock. The proceeds from the issuance of Subaye’s common stock and preferred stock were used primarily to acquire a new website, www.subaye.com.

On September 1, 2006, the Company formed Guangzhou Subaye Computer Technology Limited (“GSTC”) as a PRC limited company, wholly-owned by the Company. GSTC provides computer services, such as web development, networking infrastructure and web infrastructure support services.

On May 16, 2007, Subaye.com issued 1,150,000 shares of its common stock for $2,300,000 to the Company. As a result of this transaction, the Company hheld a direct 64.60% ownership interest Subaye.com. An independent valuation of Subaye.com was completed as of September 30, 2006 in order to facilitate an impartial and best efforts arms-length transaction between the majority and minority shareholders of Subaye.com.

On July 10, 2007, the Company filed appropriate documents with the Secretary of State of Delaware and changed its name from Telecom Communications, Inc. to MyStarU.com, Inc.

On October 1, 2007, the Company sold 100% of the outstanding ownership units of GSTC to its majority-owned subsidiary, Subaye.com for $3,894,720. Payment of the purchase price was made in the form of 2,748,788 shares of Subaye.com common stock. In accordance with Accounting Principles Board Opinion No. 16, as amended, the transaction was accounted for as a reorganization using the historical cost basis of the Company’s investments and cash advances in GSTC, rather than the fair market value of Subaye.com common stock.

On October 1, 2007, Top Rider Group Limited, the sole holder of the Subaye.com preferred stock, converted its shares of preferred stock to 400,000 shares of Subaye.com’s common stock.

On October 23, 2007, the Company’s subsidiary, Subaye.com, acquired 100% of the outstanding ownership units of Media Group International Limited, a Hong Kong company, for consideration of $200,000, which was paid in the form of 100,000 shares of common stock of Subaye.com Subaye.com will immediately begin executing the planned integration of the Corporate Video Online/Offline, commercial movie advertising markets, and overseas business operations and networks. Subaye.com expects the acquisition and the subsequent integration to be a leading provider of corporate video online/offline and product placement advertising in movies. The acquisition broadens its product portfolio and addressable market, helps develop overseas markets, and will immediately increase corporate video members and revenue.

Subsequent to the above transactions and certain other transactions disclosed in Note 9, the Company holds a 69.01% ownership in Subaye.com

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

The interim results of operations are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2008. The Company’s financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows for the period presented. The Company’s accounting policies and certain other disclosures are set forth in the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2007. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

Basis of presentation

The consolidated financial statements, prepared in accordance with US GAAP, include the assets, liabilities, revenues, expenses and cash flows of the Company and all its subsidiaries. This basis of accounting differs in certain material respects from that used for the preparation of the books and records of the Company’s principal subsidiaries, which are prepared in accordance with the accounting principles and the relevant financial regulations applicable to enterprises with limited liabilities established in the PRC (“PRC GAAP”) the accounting standards used in the place of their domicile.  The accompanying consolidated financial statements reflect necessary adjustments not recorded in the books and records of the Company’s subsidiaries to present them in conformity with US GAAP.

The consolidated financial statements of the Company reflect the activities of the parent and the following subsidiaries. All significant intercompany accounts, transactions and cash flows are eliminated on consolidation.

Subsidiaries	Countries Registered In	Percentage of Ownership
Arran Services Limited	British Virgin Islands	100.00%
MyStarU Limited	Hong Kong, The People’s Republic of China	100.00%
Alpha Century Holdings Limited	British Virgin Islands	100.00%
3G Dynasty Inc.	British Virgin Islands	100.00%
Subaye.com, Inc.	United States of America, Delaware	69.01%
Subaye IIP Limited	British Virgin Islands	69.01%
Guangzhou Panyu Metals & Materials Limited	The People’s Republic of China	100.00%
Guangzhou Subaye Computer Tech Limited	The People’s Republic of China	69.01%
Media Group International Limited	Hong Kong, The People’s Republic of China	69.01%
MyStarU.com, Inc.	United States of America, Delaware	100.00%

General Statement

The Securities and Exchange Commission ("SEC") has issued Financial Reporting Release No. 60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies (“FRR 60”), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies to be the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The methods, estimates and judgments the Company uses in applying these most critical accounting policies have a significant impact on the results the Company reports in its consolidated financial statements.

We believe the following critical accounting policies and procedures, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

•      Revenue recognition;

•      Valuation of common stock issuances in lieu of cash compensation;

•      Valuation of intangible assets and long lived assets, review for impairment losses.

Foreign currency translation

The reporting currency of the Company is the US dollar. The Company’s principal operating subsidiaries established in the PRC and Hong Kong, use their local currency, Renminbi (RMB), and Hong Kong Dollar (HKD), as their functional currency. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in stockholders’ equity on the balance sheets. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Translation adjustments resulting from this process are included in accumulated other comprehensive income in stockholders' equity on the balance sheets and amounted to $(26,355) and $6,894 as of December 31, 2007 and 2006, respectively.

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

Amortization of Copyrights

The Company amortizes its copyrights using the individual-film-forecast-computation method, in accordance with the SOP 00-2, which amortizes or accrues (expenses) such costs in the same ratio that current period actual revenue (numerator) bears to estimated remaining unrecognized ultimate revenue as of the beginning of the current fiscal year (denominator). The Company began amortization of certain movie copyrights in December 2006, when the Company began to recognize revenue from the films. Amortization related to the movies was $0 and $65,633 for the three months ended December 31, 2007 and 2006, and was included in cost of sales.

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

Concentrations of Credit Risk

Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC and Hong Kong. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. Total cash in state-owned banks and cash on hand at December 31, 2007 and 2006, amounted to $529,567 and $394,317, respectively, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

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

Stock-Based Compensation

The Company applied the recognition and measurement principles of Accounting Principles Board Opinion No. 25,  Accounting for Stock Issued to Employees , (“APB 25”) and related Interpretations in accounting for those plans through December 31, 2002.

In December 2004, FASB issued Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123 (R)”), which establishes accounting standards for transactions in which an entity receives employee services in exchange for (a) equity instruments of the entity or (b) liabilities that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of equity instruments. Effective on January 1, 2003, the Company adopted SFAS 123(R), which requires the Company to recognize the grant-date fair value of stock options and equity based compensation issued to employees in the statement of operations. The statement also requires that such transactions be accounted for using the fair-value-based method, thereby eliminating use of the intrinsic method of accounting in APB No. 25, , which was permitted under SFAS 123, as originally issued.

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

Software Development Costs

The Company accounts for software development costs in accordance with SFAS No. 86, Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed . Under SFAS No. 86, the Company expenses software development costs as incurred until it is determined that the software is technologically feasible. Once it is determined that the entertainment software is technologically feasible and there is a basis for estimating the recoverability of the development costs from future cash flows, the Company capitalizes the remaining software development costs until the software product is released. Historically, the Company has purchased all of its software from third parties.

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

Valuation of Long-Lived Assets

Long-lived tangible assets and definite-lived intangible assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company uses an estimate of undiscounted future net cash flows of the assets over the remaining useful lives in determining whether the carrying value of the assets is recoverable. If the carrying values of the assets exceed the expected future cash flows of the assets, the Company recognizes an impairment loss equal to the difference between the carrying values of the assets and their estimated fair values. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent from other groups of assets. The evaluation of long-lived assets requires the Company to use estimates of future cash flows. However, actual cash flows may differ from the estimated future cash flows used in these impairment tests. At December 31, 2007, based on management’s projected future cash flows, management has determined its long-lived assets to be fairly valued as they are recorded within the financial statements included herein.

Inventory

Inventory is stated at the lower of cost or market. The cost is determined under the first-in-first-out (FIFO) method valuation method. An allowance for excess or obsolete inventory is maintained by the Company. The Company determines an appropriate balance in this account based on historical data and specific identification of certain inventory items. The Company’s subsidiary, Panyu M&M, routinely ships and accepts deliveries of goods without insuring for potential losses on the goods during the course of delivery from Panyu M&M’s suppliers. Additionally, in certain cases, the Company may accept liability for losses incurred on its goods as they are en route for delivery to Panyu M&M’s customers. The Company has not historically encountered significant losses during the delivery process (both to and from Panyu M&M) but there is potential for significant losses to occur at any time.

Goodwill and Intangible Assets

The Company adopted SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets , effective June 2001. SFAS No. 141 requires the use of the purchase method of accounting for any business combinations initiated after June 30, 2002, and further clarifies the criteria to recognize intangible assets separately from goodwill. Under SFAS No. 142, goodwill and indefinite−life intangible assets are no longer amortized but are reviewed for impairment annually. The results of Panyu M&M and Media Group International Limited and the estimated fair market values of its assets and liabilities have been included in our consolidated financial statements from the dates of acquisition, April 25, 2006 and October 23, 2007, respectively.

Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at time of purchase to be cash equivalents. All cash is held in large banks located in Hong Kong and the PRC or is cash in hand.

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts represents the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable balance. The Company determines the allowance for doubtful accounts based upon historical write-off experience and current economic conditions. The Company reviews the adequacy of its allowance for doubtful accounts on a regular basis. Receivable balances past due over 120 days, which exceed a specified dollar amount, are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does have off-balance sheet credit exposure related to its customers. The concentration of customers owing at least 5% of the Company’s outstanding accounts receivable as of December 31, 2007 was 85% of the company’s accounts receivable.

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

Credit Risk and Customers

We have a concentration of customers in each of our business segments. We are diligent in attempting to ensure that we issue credit to credit-worthy customers. However, our customer base is small and our accounts receivable balances are usually over 90 days outstanding, and that exposes us to significant credit risk. Therefore, a credit loss can be significant relative to our overall profitability.

Comprehensive Income

Accumulated other comprehensive income represents foreign currency translation adjustments and is included in stockholders' equity on the balance sheets.

Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with SFAS No. 109 Accounting for Income Taxes . Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Research and Development

Research, development, and engineering costs are expensed as incurred, in accordance with SFAS No. 2, Accounting for Research and Development Costs .  Research, development, and engineering expenses primarily include payroll and headcount related costs, contractor fees, infrastructure costs, and administrative expenses directly related to research and development support. Research and development expenses for 2007 and 2006 were $0, respectively.

Due to Related Party

The caption "Due to Related Party" on the accompanying consolidated Balance Sheet consists of a loan that is unsecured, non-interest bearing and has no fixed terms of repayment, and therefore, is deemed payable on demand. As of December 31, 2007, the Company had an unsecured loan payable to an officer of Subaye.com’s Media Group International Limited subsidiary.

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

There were no common stock equivalents as of December 31, 2007 or 2006, respectively.

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

Segment Reporting

SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information , requires use of the "management approach" model for segment reporting. Under this model, segment reporting is consistent with the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

Reclassifications

Certain reclassifications to the Company’s balance sheet and income statement have been made in 2006, in order for the 2007 financial statements to conform to the presentation of these financial statements.  These reclassifications did not impact the Company’s assets, liabilities, net income (loss) or stockholders equity for the three months ended December 31, 2007 and 2006, respectively.

NOTE 3 - GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had cumulative losses of $1,680,165 as of December 31, 2007 and cash flows from operations during the three months ending December 31, 2007 of $549,661. The Company has committed to its new business segment, “Investments in Entertainment Arts,” which requires substantial capital in order to invest in and manage the Company’s investments. The Company’s other business segments also may require outside sources of capital as well. The ability of the Company to operate as a going concern depends upon its ability to obtain outside sources of working capital and/or generate positive cash flow from operations. Management is aware of these requirements and is undertaking specific measures to address these liquidity concerns. Specifically, to increase revenues and generate strong operating cashflows, the Company has focused on increasing its member users of its websites, is determined to sell off assets it does not intend to utilize in the near future and will focus on continued sales of its master franchise licenses through its proprietary web-based educational platforms. The Company believes its outlook is promising and in particular that internal cashflows will improve and sources of external financing will continue to be available upon demand. The Company reached operating profitability during the first quarter of fiscal year 2008.  We expect to continue to generate profits throughout the remainder of fiscal year 2008. Notwithstanding the foregoing, there can be no assurance that the Company will be successful in obtaining such financing, that it will have sufficient funds to execute its business plan or that it will generate positive operating results. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 4 - ACCOUNTS RECEIVABLE

The Company’s business operations are conducted in the PRC. During the normal course of business, the Company extends unsecured credit to its customers. Management reviews its accounts receivable on a regular basis to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Trade accounts receivable at December 31, 2007 and September 30, 2007 consisted of the following:

	December 31, 2007	September 30, 2007
	Unaudited	Audited
Trade accounts receivable	$11,672,047	$8,395,704
Less: allowance for doubtful accounts	(247,066)	(413,036)
Totals	$11,424,981	$7,982,668

The activity in the allowance for doubtful accounts for trade accounts receivable for the three months ended December 31, 2007 and 2006 is as follows:

	December 31, 2007	September 30, 2007
	Unaudited	Audited
Beginning allowance for doubtful accounts	$413,036	$883,220
Additional charged to bad debt expense	25,014	28,996
Recovery of accounts charged to bad debt expense in 2006 and 2005	(185,431)	(503,972)
Gain on foreign currency translation	5,553	4,792
Ending allowance for doubtful accounts	$247,066	$413,036

The Company’s future operations and continued expansion is subject to a significant concentration risk.  During the three months ended December 31, 2007 and 2006, the Company’s revenues from customers in the PRC accounted for 100% of total revenues, respectively.  The Company’s accounts receivable from customers in the PRC as of December 31, 2007 and 2006 amounted to 100% of total accounts receivable, respectively.

The Company has the following concentrations of business with customers constituting greater than 5% of the Company’s gross sales in the three months ended December 31, 2007 and 2006. Their revenues totaled approximately $6,300,000, representing approximately 78% of our total revenue. The loss of these customers, individually or in the aggregate, could have a material impact on our future results of operations.

	December 31, 2007	December 31, 2006
	Unaudited	Audited
QXS Enterprise	15%	-%
SSTH	23%	-%
Fengcun Electronic	23%	6%
Fenglin Qimao	17%	-%

The Company has the following concentrations of business with customers constituting greater than 5% of the Company’s accounts receivable as of December 31, 2007 and September 30, 2007. The nonpayment of these accounts receivables, individually or in the aggregate, could have a material impact on our future results of operations.

	December 31, 2007	September 30, 2007
	Unaudited	Audited
Essential Gallery Enterprises Limited	9%	5%
TaiKang Capital Management Corporation	9%	5%
IC China Corporation	9%	5%
QXS Enterprise	15%	-%
SSTH	15%	-%
China Industry Park Holdings Ltd.	16%	9%
Fenglin Qimao	11%	-%
Fengcun Electronic	15%	6%

The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and has no reason to believe this may change in the near future.

The Company has the following concentrations of business with one supplier constituting greater than 10% of the Company’s purchasing volume during the three months ended December 31, 2007 and 2006:

	December 31, 2007	December 31, 2006
	Unaudited	Audited
ZesTV	86.6%	0%

NOTE 5 - BUSINESS ACQUISITIONS

Acquisitions of Interests in Panyu Metals & Minerals Import & Export Co. Limited

On April 1, 2006, the Company’s subsidiary, Subaye.com, acquired a 100% interest in Panyu Metals & Minerals Import & Export Co. Limited (“Panyu M&M”) for total consideration of $500,000, which was payable in the form of $500,000 of the Company’s yet-to-be collected accounts receivable. The net assets received by the Company from the acquisition of Panyu M&M totaled $179,986. In accordance with the purchase method of accounting, the results of Panyu M&M and the estimated fair market value of the assets and liabilities assumed have been included in the consolidated financial statements from the date of acquisition.

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

On October 1, 2006, the Company acquired 100% of the outstanding ownership interests in Guangzhou Panyu Metals & Minerals Import & Export Co. Limited from its majority owned subsidiary, Subaye.com, for gross consideration of $500,000. The net assets received by the Company from the acquisition of Panyu M&M totaled $145,385. In accordance with the purchase method of accounting, the results of Panyu M&M and the estimated fair market value of the assets and liabilities assumed have been included in the consolidated financial statements from the date of acquisition.

The purchase price of Panyu M&M was allocated to the assets acquired and liabilities assumed by the Company less the goodwill of $320,014, which was recorded upon Subaye.com’s acquisition of Panyu M&M. The company recorded $354,615 of intangible assets, which was the excess of acquisition cost over fair value of net assets of Panyu M&M.

Accounts receivables	642,262
Property, plant, and equipment	13,214
Other current assets	4,821
Goodwill	354,615
Accounts payable and accrued liabilities assumed	(586,254)
Customer deposits liability assumed	(40,365)
Net assets acquired	$388,293

Purchase consideration	$500,000
Net assets acquired	(388,293)
Net cash inflow from acquisition of Panyu M&M	$111,707

Acquisition of Media Group International Limited

On October 23, 2007, the Company’s subsidiary, Subaye.com Inc., acquired 100% of the outstanding ownership units of Media Group International Limited (“MGI”) for 100,000 shares of common stock of Subaye.com, Inc., valued at $200,000 which was the fair market value of recent arms length tranactions involving the common stock of Subaye.com Inc. The net assets received by Subaye.com Inc. from the acquisition of MGI totaled $197,166. In accordance with the purchase method of accounting, the results of MGI and the estimated fair market value of the assets and liabilities assumed have been included in the consolidated financial statements from the date of acquisition.

The purchase price of MGI was allocated to the assets acquired and liabilities assumed by the Subaye.com Inc. less the goodwill of $202,453, which was recorded upon Subaye.com’s acquisition of MGI. The company recorded $202,453 of goodwill, which was the excess of acquisition cost over fair value of net assets of MGI.

Fixed assets, net	$653
Goodwill	202,453
Due to related party	(5,940)
Net assets acquired	$197,166

Purchase consideration	$200,000
Net assets acquired	(197,166)
Net cash inflow from acquisition of MGI	$2,834

Goodwill is comprised of the residual amount of the purchase price over the fair value of the acquired tangible and intangible assets. The operating results of MGI, have been included in our subsidiary, Subaye.com’s statement of operations from October 23, 2007 and within the Company’s statement of operations since October 23, 2007. If the operating results had been included since the beginning of the current fiscal year, October 1, 2007, the Company’s pro-forma consolidated revenue and the Company’s pro-forma net income would have been $7,711,953 (unchanged) and $718,765, respectively.

NOTE 6 - SALE OF ASSETS

On December 30, 2007, the Company sold all rights under its copyright for the internet programming rights to First Open. Once the sale was complete, the Company had no remaining assets or copyrights associated with the First Open production. The details of the sale are listed below:

2007
Gross proceeds from the sale of Copyright - First Open: internet rights	$279,824
Adjusted cost basis	(332,291)
Net loss	$(52,467)

The copyright’s adjusted cost basis was net of an impairment loss writedown in 2006 of $332,291 and was not net of any amortization or depreciation.

The Company reviewed its business plan with regard to whether the Company will continue to sell off assets it doesn’t consider to have immediate benefit to the Company. As a result, the Company believes the sale of these copyrights is in the ordinary course of business and should not be reported as an extraordinary event or as other income. Accordingly, the Company has reported the proceeds from the sales in “licensing and royalty revenues” within the consolidated statement of operations and the adjusted cost basis associated with the sale in costs of sales on the consolidated statement of operations.

NOTE 7 - GOODWILL & INTANGIBLE ASSETS

Intangible assets are stated at cost (estimated fair value upon contribution or acquisition), less accumulated amortization and impairment. Amortization expense is recognized on the straight-line basis over the estimated useful lives of the assets as follows:

Intangible assets	Estimated useful lives
Copyrights	Variable
Permits and licenses	5 years

The following table summarizes the lives and the carrying values of all the Company's goodwill and intangible assets by category, as of December 31, 2007 and 2006:

	December 31, 2007	September 30, 2007
	Unaudited	Audited
Copyrights - Motion Picture, Television, Internet and DVD Productions	$9,368,192	$8,796,635
Accumulated Amortization	(2,518,918)	(2,534,178)
	6,849,275	6,262,457

Goodwill	556,319	354,614
Total	$7,405,594	$6,617,071

The following table summarizes the copyrights held by the Company as of December 31, 2007, all of which are or will be PRC productions or are being held for investment purposes. All copyrights are wholly-owned by the Company unless noted otherwise.

Copyrights for Movies, DVDs, Television and Internet Broadcasting

Big Movie: Subaye ***
DaYouCun
BaoBu
YeLangQuan a/k/a Pye Dog (50% ownership)

*** The copyrights for “Big Movie: Subaye” do not include rights for television broadcasting.

Copyrights for Internet Broadcasting Only

Big Movie 2: Two Stupid Eggs
DaYouCun
BaoBu
ZuiAiZongDongYuan
ShiFenAi
HongMeiLi
Xin Xiang
TianDiGaoBai
FengKuangFenShiWng
TuYaDeKunShi
YongShi
GongBu
NianCaiNuMo
DaTangFengYUN

The Company amortizes its copyrights using the individual-film-forecast-computation method, in accordance with the SOP 00-2, which amortizes or accrues (expenses) such costs in the same ratio that current period actual revenue (numerator) bears to estimated remaining unrecognized ultimate revenue as of the beginning of the current fiscal year (denominator). The Company began amortization of the Big Movie: Subaye movie copyrights in December 2006, when the Company began to recognize revenue from the film. Total amortization of the copyrights was $0 and $65,633 for the three months ended December 31, 2007 and 2006, respectively, and was included in cost of sales.

The ultimate revenue to be included in the denominator of the individual-film-forecast-computation method fraction is subject to certain limitations as set forth in SOP 00-2. If an event or change in circumstance indicates that the Company should assess whether the fair value of the copyright is less than its unamortized costs, the Company will determine the fair value of the film and will write off the amount by which the unamortized capitalized costs exceeds the episode's fair value. Accordingly, the Company cannot subsequently restore any amounts written off in previous fiscal years to income.

Given the environment in which the Company currently operates, it is reasonably possible that managements estimate of the economic useful lives of these assets or the assumption that they will recover their carrying amounts from future operations, could change in the future.

Intangible assets of the Company are reviewed annually or more often if circumstances dictate, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2007 and September 30, 2007, respectively, the Company expects these assets, at their current carrying value, to be fully recoverable.

The portion of the acquisition costs of Panyu M&M that has been allocated to goodwill totaled $354,614. Such allocation was made on the basis of the Company’s appraised value of Panyu M&M’s net assets as of the acquisition date.

The portion of the acquisition costs of MGI that has been allocated to goodwill totaled $202,453. Such allocation was made on the basis of recent arms length transactions involving the common stock of Subaye.com, Inc.

NOTE 8 - PROPERTY AND EQUIPMENT, NET

     Property and equipment consisted of the following:

	December 31,	September 30,
	2007	2007
Computer Software & Equipment	$9,216,539	$8,650,977
Websites	8,691,027	8,702,399
Motor Vehicle	83,689	83,689
Leasehold Improvements	216,842	211,101
Furniture & Fixtures	32,098	30,277
	18,240,195	17,678,443
Less: Accumulated depreciation and amortization	(10,710,184)	(9,302,023)
	$7,530,011	$8,376,420

Depreciation and amortization related to the assets listed above totaled $1,407,050 and $9,042 for 2007 and 2006, respectively.

Included within accumulated depreciation as of December 31, 2007 is $1,111 of accumulated depreciation from the MGI acquisition.

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

The Company is authorized to issue 350,000,000 shares, in aggregate, consisting of 300,000,000 shares of common stock, $0.001 par value, and 50,000,000 shares of preferred stock, $0.001 par value. The Company's Certificate of Incorporation authorizes the Board of Directors (the "Board") to determine the preferences, limitations and relative rights of any class or series of Company preferred stock prior to issuance and each such class or series must be designated with a distinguishing designation prior to issuance. As of the date of the report, no shares of the Company’s preferred stock and 151,014,316 shares of the Company’s common stock were issued or outstanding.

Stock-Based Compensation

On May 1, 2005, the Company issued 4,000,000 shares of common stock to two consultants as part of their compensation at market price of $.29 with a total of $1,160,000. The Company amortized such consultancy fee as expense over its service period of 24 months commenced from May 1, 2005. The stock-based compensation expense for the three months ended December 31, 2007 and 2006 was $0 and $145,000, respectively.

On July 22, 2005, the Company issued 3,500,000 shares of common stock to two consultants as part of their compensation at market price of $.24 with a total of $840,000. The stock-based compensation expense for the three months ended December 31, 2007 and 2006 was $0 and $123,529, respectively.

On January 1, 2006, the Company issued 3,000,000 shares of common stock to three consultants as part of their compensation at market price of $.50 with a total of $1,500,000. The Company amortized the consultancy fee of $1,500,000 over services period of a 12 month period. The terms for these agreements are 12 months starting from January 1, 2006 to December 31, 2006. The stock-based compensation expense for the three months ended December 31 2007 and 2006 was $0 and $375,000, respectively.

On April 12, 2006, the Company issued 4,000,000 shares of common stock to five consultants as part of their compensation at a market price of $.52 with a total of $2,080,000. The Company amortized the consultancy fee of $1,300,000 over services period of a 24 month period, the remaining $780,000 is amortized over services period of a 12 month period. It resulted in an expense of $119,167 for each month for 12 months and the remaining 12 months will have an expense of $54,167. The stock-based compensation expense for the three months ended December 31, 2007 and 2006 was $162,500 and $357,500, respectively.

On November 27, 2006, the Company issued 300,000 shares of the Company’s common stock to Mary Kratka for investor relations and promotions services at price of $0.26 per share for a total consideration equal to $78,000. The shares were amortized over 3 months with a stock-based compensation expense of $26,000 each month. The total stock-based compensation expense for the three months ended December 31, 2007 and 2006 was $0 and $26,000, respectively.

On January 10, 2007, the Company issued 250,000 shares of common stock to Mary Kratka for investor relations and promotions services at price of $.45 per share for total consideration equal to $112,500. The shares are being amortized over 12 months with a stock-based compensation expense of $9,375 each month. The total stock-based compensation expense for the three months ended December 31, 2007 and December 31, 2006 was $28,125 and $0, respectively.

On January 31, 2007, the Company issued 750,000 shares of common stock to Bon Air Group Limited for investor relations and promotion services at price of $.30 per share for a total consideration equal to $225,000. The shares are being amortized over 12 months with stock-based compensation expense of $18,700 each month. The total stock-based compensation expense for the three months ended December 31, 2007 and December 31, 2006 was $56,250 and $0, respectively.

On July 16, 2007, the Company agreed to issue 365,000 shares of common stock to a consultant for international business consulting services at price of $.16 per share for a total consideration equal to $58,400. The shares are being amortized over 24 months with stock-based compensation expense of $2,433 each month. The total stock-based compensation expense for the three months ended December 31, 2007 and December 31, 2006 was $7,300 and $0, respectively.

On October 3, 2007, the Company issued 735,000 shares of common stock to the Company’s Chief Financial Officer for services to be provided over a two year period at price of $.13 per share for a total consideration equal to $95,550. The shares are being amortized over 24 months with stock-based compensation expense of $3,981 each month. The total stock-based compensation expense for the three months ended December 31, 2007 and December 31, 2006 was $11,944 and $0, respectively.

On October 3, 2007, the Company issued 1,000,000 shares of common stock to the Company’s Chief Executive Officer for services to be provided over a two year period at price of $.13 per share for a total consideration equal to $130,000. The shares are being amortized over 24 months with stock-based compensation expense of $5,417 each month. The total stock-based compensation expense for the three months ended December 31, 2007 and December 31, 2006 was $16,250 and $0, respectively.

On October 3, 2007, the Company issued 400,000 shares of common stock to a investor relations consultant, for services to be provided over a 24 month period at price of $.13 per share for a total consideration equal to $52,000. The shares are being amortized over 24 months with stock-based compensation expense of $2,167 each month. The total stock-based compensation expense for the three months ended December 31, 2007 and December 31, 2006 was $6,500 and $0, respectively.

On October 3, 2007, the Company issued 526,316 shares of common stock for investor relations purposes, for services to be provided over a 12 month period at price of $.57 per share for a total consideration equal to $300,000. The shares are being amortized over 12 months with stock-based compensation expense of $25,000 each month. The total stock-based compensation expense for the three months ended December 31, 2007 and December 31, 2006 was $75,000 and $0, respectively.

Subaye.com Stock Based Compensation

On October 1, 2007, Subaye.com issued 170,000 shares of common stock to Subaye.com’s Chief Executive Officer for services to be provided over a two year period from January 2, 2008 through December 31, 2009 at a price of $2.00 per share for a total consideration equal to $200,000. The shares will be amortized over 24 months with stock-based compensation expense of $8,333.33 each month. The total stock-based compensation expense for the three months ended December 31, 2007 and December 31, 2006 was $0 and $0, respectively.

On October 1, 2007, Subaye.com issued 50,000 shares of common stock to an employee of Subaye.com for services to be provided beginning February 1, 2008 at a price of $2.00 per share for a total consideration equal to $100,000. The shares will be expensed once the employee has satisfied other terms within their employment contract, including certain aspects with regard to relocation terms and considerations. The total stock-based compensation expense for the three months ended December 31, 2007 and December 31, 2006 was $0 and $0, respectively.

On October 1, 2007, the Company issued 200,000 shares of common stock to an investor relations consultant, for services to be provided over a 24 month period at price of $2.00 per share for a total consideration equal to $400,000. The shares will be amortized over 24 months with stock-based compensation expense of $16,667 each month. The total stock-based compensation expense for the three months ended December 31, 2007 and December 31, 2006 was $0 and $0, respectively.

Total stock compensation expense reported was $363,869 and $1,027,030 for the three months ended December 31, 2007 and 2006, respectively.

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

On October 20, 2006, the Company issued 5,400,000 shares at a price of $0.17 per share as consideration equivalent to $918,000, to China IPTV Industry Park Holdings Ltd., in exchange for the website known as www.goongreen.org .

Sales of Common Stock Securities

On October 31, 2006, pursuant to three stock purchase agreements, the Company issued 10,000,000 shares of its common stock, at $0.10 per share, for a total of $1,400,000.

NOTE 10 - INCOME TAX

The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes . SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes.

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

United States of America

Since the Company had no operations within the United States, there is no provision for US taxes and there are no deferred tax amounts as of December 31, 2007 and 2006, respectively.

Delaware

The Company is incorporated in Delaware but does not conduct business in Delaware. Therefore, the Company is not subject to corporate income tax. However, the Company does have to pay Franchise Tax to the Delaware Department of State.   Regardless of where the Company conducts business, it must file an Annual Franchise Tax Report and pay Franchise Tax for the privilege of incorporating in Delaware. The minimum Franchise Tax is $35 with a maximum of $165,000. The Company has not filed its Franchise Tax Return for 2007 as of yet but anticipates its Franchise Tax owed to Delaware is approximately $4,000 and $2,500 for the three months ended Deceember 30, 2007 and 2006, respectively.

British Virgin Islands

Alpha Century Holdings, 3G Dynasty, Subaye IIP and Arran Services are incorporated in the British Virgin Islands and, under the current laws of the British Virgin Islands, are not subject to income taxes.

Hong Kong

Media Group International Ltd and MyStarU Ltd. are incorporated in Hong Kong and is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. No provision for Hong Kong profits tax has been made as the Company incurred a loss during the years ended December 31, 2007 and 2006, respectively. The applicable Hong Kong statutory tax rate for the three months ended December 31, 2007 and 2006 is 17.5%, respectively.

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

No provision for enterprise income tax in the PRC had been made for the years ended September 30, 2007 and 2006 due to the fact that the Company had a net loss for the tax year ended September 30, 2007 and was exempt from PRC tax based on the statutory provisions granting a tax holiday for a two year period, as stated above, for the years ended September 30, 2006 and 2005. The Company is currently reviewing its financial forecast for 2008 and is considering the potential of certain tax liabilities for 2008.

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

The Company and all of its subsidiaries, except for Subaye IIP, were established before March 16, 2007 and therefore the Company is qualified to continue enjoying the reduced tax rate as described above. Since the detailed guidelines of the new tax law is not publicized yet, the Company cannot determined what the new tax rate will be applicable to the Company after the end of their respective tax holiday terms.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended December 31, 2007 and 2006:

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

NOTE 11 - RELATED PARTY TRANSACTIONS

TaiKang Capital Management Corporation (“Taikang”) held more than 5% of the outstanding common stock of the Company as of December 31, 2007 and September 30, 2007, respectively. The table below details sales to Taikang during the three months ended December 31, 2007 and 2006, respectively.

	December 31, 2007	December 31, 2006
Sales of products to:
TaiKang Capital Management Corporation	$-	$360,000

NOTE 12 - MINORITY INTEREST

Minority interest represents the minority stockholders’ proportionate share of 30.99% (2006 - 46.08%) of the equity of Subaye.com. The Company’s 69.01% controlling interest requires that Subaye.com’s operations be included in the Consolidated Financial Statements. The 30.99% (2006 - 46.08%) equity interest of Subaye.com that is not owned by the Company is shown as “Minority interests in consolidated subsidiaries” in the financial statements is shown as $4,910,696 and $3,801,642, respectively. Included within Minority interests as of December 31, 2006, are 200,000 Series A Convertible Preferred stock outstanding in Subaye.com valued at $780,000. This stock was convertible into 400,000 shares of common stock, at a conversion rate of two shares of common stock for every one share of preferred stock. On October 1, 2007, the preferred stock was converted into 400,000 shares of common stock.

	December 31, 2007	September 30, 2007
Minority interest of shareholders	$4,910,696	$3,021,642
Minority interest of preferred stock	-	780,000
Minority interest in consolidated subsidiaries	$4,910,696	$3,801,642

NOTE 13 - COMMITMENTS & CONTINGENCIES

Operating Leases - In the normal course of business, the Company leases office space under operating lease agreements. The Company rents office space, primarily for regional sales administration offices, in commercial office complexes that are conducive to administrative operations. The operating lease agreements generally contain renewal options that may be exercised at the Company's discretion after the completion of the base rental terms. In addition, many of the rental agreements provide for regular increases to the base rental rate at specified intervals, which usually occur on an annual basis. As of December 31, 2007, the Company had operating leases that have remaining terms of 3 and 6 months. The following table summarizes the Company’s future minimum lease payments under operating lease agreements as of December 31, 2007:

Fiscal Year Ended September 30,

2008	$113,840

113,840

Rent expense under operating leases was $105,815 and $70, 319 for 2007 and 2006, respectively.

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

2.	Online Content and Member Services Provider - The Company provides online content and member services for commercial use

3.	Software sales - The Company provides web-based and mobile software platforms

4.
Entertainment Arts Media and Marketing Management - The Company’s subsidiary, MGI, coordinates product placement activities for filmmakers and advertisers within the entertainment arts industry of the PRC.

5.	Importing and exporting of goods - The Company conducts international trade using the PRC as its base of operations

Three Months Ended December 31, 2007	Investments in Entertainment Arts Productions	Online Content and Member Services Provider	Entertainment Arts Media and Marketing Management	Importing and Exporting of Goods	Corporate/ Others	Consolidated Total
Net sales	$1,323,962	$1,722,279	$300,900	$4,364,583	229	$7,711,953
Cost of sales	551,948	780,460	250,493	4,202,241	-	5,785,142
Segment income (loss) before taxes	(733,432)	815,255	40,785	78,472	543,125	744,205
Segment assets	11,792,596	8,975,306	264,928	3,952,199	4,974,034	29,959,063
Expenditures for segment assets	914,810	-	-	-	-	914,810

Three Months Ended December 31, 2006	Investments in Entertainment Arts Productions	Online Memberships for the B2B Marketplace	Entertainment Arts Media and Marketing Management	Importing and Exporting of Goods	Corporate/ Others	Consolidated Total
Net sales	$120,613	$2,626,158	$-	$2,038,260	$1,179,100	$5,964,131
Cost of sales	507,509	278,817	-	2,003,838	664,825	3,454,989
Segment income (loss) before taxes	(398,279)	964,372	-	492	(638,002)	(71,417)
Segment assets	4,673,352	16,055,801	-	741,441	4,440,962	25,911,556
Expenditures for segment assets	-	2,606,588	-	20,565	-	2,627,153

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

The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the financial statements of the Company for the year ended September 30, 2007 and notes thereto contained in the report on Form 10-KSB as filed with the Securities and Exchange Commission.

OVERVIEW

Company Background

MyStarU.com, Inc., a Delaware corporation, together with its consolidated subsidiaries, is a fully integrated information and entertainment service provider to the business, internet, and consumer markets in the PRC. The Company was originally incorporated on January 6, 1997 in the State of Indiana under the corporate name MAS Acquisition XXI Corp. On December 21, 2000, the Company acquired Telecom Communications of America, a sole proprietorship in California, and changed its name to Telecom Communications, Inc. On February 28, 2005, the Company reincorporated in the State of Delaware by merging with a Delaware corporation of the same name. The surviving Delaware corporation succeeded to all of the rights, properties and assets and assumed all of the liabilities of the original Indiana corporation. On July 10, 2007, the Company changed its name from Telecom Communications, Inc. to MyStarU.com, Inc. The Company's common stock continues to be quoted under the symbol, “MYST.OB,” on the FINRA over-the-counter bulletin board (“OTCBB”) in the United States of America.

The consolidated financial statements presented are those of MYST, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The results of operations are for the period ended December 31, 2007 and 2006, respectively. The Company’s financial statements contained herein were reviewed for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The Company’s accounting policies and certain other disclosures are set forth in the notes to the consolidated financial statements contained herein.

The consolidated financial statements of the Company reflect the activities of the parent and the following subsidiaries.

Subsidiaries	Countries Registered In	Percentage of Ownership
Arran Services Limited	British Virgin Islands	100.00%
MyStarU Limited	Hong Kong, The People’s Republic of China	100.00%
Alpha Century Holdings Limited	British Virgin Islands	100.00%
3G Dynasty Inc.	British Virgin Islands	100.00%
Subaye.com, Inc.	United States of America, Delaware	69.01%
Subaye IIP Limited	British Virgin Islands	69.01%
Guangzhou Panyu Metals & Materials Limited	The People’s Republic of China	100.00%
Guangzhou Subaye Computer Tech Limited	The People’s Republic of China	69.01%
Media Group International Limited	Hong Kong, The People’s Republic of China	69.01%
MyStarU.com, Inc.	United States of America, Delaware	100.00%

General Business Discussion

The company operates under the following business segments:

1.	Investments in Entertainment Arts Productions - The Company purchases and licenses or resells copyrights of entertainment-related assets.

2.	Online Content and Member Services Provider - The Company provides online content and member services for commercial use

3.	Software sales - The Company provides web-based and mobile software platforms

4.
Media and Marketing Management - The Company’s subsidiary, Media Group International, coordinates product placement activities for filmmakers and advertisers within the entertainment arts industry of the PRC.

5.	Importing and exporting of goods - The Company conducts international trade using the PRC as its base of operations

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

The following table summarizes the copyrights held by the Company as of December 31, 2007, all of which are or will be PRC productions or are being held for investment purposes. All copyrights are wholly-owned by the Company unless noted otherwise.

Copyrights for Movies, DVDs, Television and Internet Broadcasting

Big Movie: Subaye ***
DaYouCun
BaoBu
YeLangQuan a/k/a Pye Dog (50% ownership)

*** The copyrights for “Big Movie: Subaye” do not include rights for television broadcasting.

Copyrights for Internet Broadcasting Only

Big Movie 2: Two Stupid Eggs
DaYouCun
BaoBu
ZuiAiZongDongYuan
ShiFenAi
HongMeiLi
Xin Xiang
TianDiGaoBai
FengKuangFenShiWng
TuYaDeKunShi
YongShi
GongBu
NianCaiNuMo
DaTangFengYUN

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

Media and Marketing Management

Our subsidiary, Subaye.com acquired MGI, on October 23, 2007. MGI is a premier media and marketing management firm. MGI's product line includes converged TV/movie DVD distributions, corporate video presentations, a TV programming agency, video-on-demand media systems (VOD), digital advertising systems, product placement in movies, sponsorship management for TV programming, and service assurance. The Company is a leading provider of product placement in movies, which provides filmmakers and advertisers with a cost-effective solution to increase forward capacity and enable future flexibility on existing cinema lines, DVD sales networks, and VOD online. MGI was founded in 2000 and is headquartered in Hong Kong. The Company’s intentions are to utilize the contacts and know-how of MGI in a variety of ways but in general, MGI will focus its efforts on assisting Subaye.com as it continues its current expansion plans and will also support the Company’s activities in the Entertainment Arts industry.

Online Content and Member Services Provider

We own a majority interest in our subsidiary, Subaye.com We have established a website, www.subaye.com, which we believe is the premier provider of corporate online video in China and is seen as a destination for business to business e-commerce in the PRC for customers who utilize the website to enhance the marketing and promotion of their business products and services. We continue to experience a strong demand for our services through www.subaye.com and believe the market it serves is one of the fastest growing in the PRC, which consequently increases the demand for our services. These customers are demanding prominent and easily assessable methods to market and promote their products or services. We expect continued growth for this website during the fiscal year ending September 30, 2008.

Subaye.com - internet corporate video provider

We consider ourselves to be leading internet corporate video provider in the PRC, and we offer a unique Chinese language corporate video sharing platform for both individual users and our small to midsize enterprise customers. Subaye.com generated over $4.3 million in revenue in its first full year of operations in 2007. From July 1, 2007 through December 31, 2007, Subaye.com did not charge its members a monthly access fee and allowed its members and potential members to utilize the Subaye.com website, and certain other components associated with the website, free of charge. In January 2008, Subaye.com began charging for access to the website and its associated components and generated membership revenues for January, 2008 of approximately $910,000. We focus on our potential users in the PRC that demand publishing and sharing their corporate video online over the internet. Our platform consists of our websites and the Subaye alliance network, which is our network of third-party websites (“Subaye Alliance”).

Our services are designed to enable internet users to find relevant information video online from our video database. It includes Chinese language corporate web pages, news, images and multimedia files, through links provided on our websites. We provide our users with easy access to an index of up to 1,200,000 video clips, images and web pages. Many of our customers also use the Subaye.com website for secondary purposes. For example, our customers have used the website as a sales and marketing tool related to traditional sales operations and also business to business to consumer-based online auctions.

Subaye.com Corporate Profiles

September 30, 2007	38,123

December 31, 2007	45,243

January 31, 2008	53,342

For our corporate users, Subaye.com allows companies to post their products with corporate video to the platform for a monthly fee. We launched the internet video services on our Subaye.com website and began generating revenues from corporate video uploading services in November, 2006. We have grown significantly since we commenced operations in October of 2006. We charge our members a monthly charge of approximately $100. From time to time, we offer special promotions to allow potential member users and current member users to use our website free of charge. From July 1, 2007 through December 31, 2007, Subaye.com was accessed free of charge by all Subaye.com members and potential members. The Company anticipates a significant increase in membership growth of Subaye.com in the coming months, due to the continued use of the website by its members and its potential members.

Subaye.com Members

December 31, 2007	16,348
January 31, 2008	18,859

We believe that our leading position in the PRC is primarily attributable to the following strengths:

•	largest corporate video online audience;

•	first video uploading service provider in the PRC with an extensive customer base across industries;

•	one of the most widely recognized internet enterprise video brands--we sponsored a movie in the PRC, enhancing our ability to attract both users and customers;

•	local market experience and expertise in introducing and expanding our services across the PRC and operating in the PRC’s rapidly evolving internet industry;

•	leading technology with a proven platform, providing users with relevant video showcase and customers with a cost-effective way to reach potential consumers; and

•	extensive and effective nationwide network of over 100 regional distributors, providing high-quality and consistent customer services.

Our goal is to become a platform that provides internet users with the best way to find information and allows businesses to reach a broad base of potential customers. We intend to achieve our goal by implementing the following strategies:

•	growing our online video marketing business by attracting potential customers and increasing per-customer spending on our services; enhancing user experience;

•	increasing traffic through the development and introduction of new video-related features and functions;

•	expanding the Subaye Alliance by leveraging our brand and offering competitive economic arrangements to Subaye Alliance members; and

•	pursuing selective strategic acquisitions and alliances that will allow us to increase user traffic, enlarge our customer base, expand our product offerings and reduce customer acquisition costs.

The successful execution of our strategies is subject to certain risks and uncertainties, including our ability to:

•	maintain our leading position in the internet video industry in the PRC;

•	offer new and innovative products and services to attract and retain a larger user base;

•	attract additional customers and increase per-customer spending;

•	increase awareness of our brand and continue to develop user and customer loyalty;

•	respond to competitive market conditions;

•	respond to changes in our regulatory environment;

•	manage risks associated with intellectual property rights;

•	maintain effective control of our costs and expenses;

•	raise sufficient capital to sustain and expand our business;

•	attract, retain and motivate qualified personnel; and

•	upgrade our technology to support increased traffic and expanded services.

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

MyStarU.com and Icurls.com

The Company purchased www.mystaru.com on October 1, 2006, and www.icurls.com on November 20, 2006. We expect to use the two websites in 2008 to continue to develop the Company’s offerings in the arts education market. Through December 31, 2007 the Company has recorded revenue of $2,000,000 for “master franchise licenses to unrelated parties in the PRC.. The third party purchasers are intent on utilizing the Company’s education-related web-based offerings in certain sectors of the PRC and across potential large portions of the PRC population within each sector. MyStarU.com's content launch includes ten hours of multimedia performing education courses developed by Stareastnet ( http://www.stareastnet.com ). The content draws on the popularity of Stareastnet's unique 30-minute presentation concept. Stareastnet has been producing artist profiles since 1999, and delivers several live seminars each year. The Company anticipates that additions to the Stareastnet content will continue to be added as the Company reviews and approves of the educational material.

The system is a prototype for state-of-the-art delivery of streaming video performing education courses in the music and movie industries in the PRC. The new courseware was developed using the GSCT's EDU v5.0 Education Management System and is delivered to viewers via the MyStarU platform. The multimedia content is produced using Adobe Flash(r) video synchronized presentations and demonstrative video clips. Users can view multimedia performing training presentations that include downloadable video files of course materials and are then able to upload their own video files to teachers for analysis, which affords users the opportunity to have questions answered by course teachers. MyStarU intends to use this new capability to reach hundreds of thousands of young people who are interested in entering the performing arts, music and movie industries. MyStarU’s goal is to deliver education content online without meaningful limitations or restrictions.

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

SkyeStar.com

We expect SkyeStar.com (“SkyeStar”) to be positioned in 2008 to generate a new revenue stream for the Company utilizing our pre-exisitng social networks, established by the entity over the past several years. SkyeStar was launched with the intent of utilizing IPTV technology, with new features that allow users access their SkyeStar accounts using IPTV. SkyeStar is currently a free, members-only web site that offers community, e-mail, exclusive music and video downloads, instant messaging, blogs, photos and more. We will generate revenue by advertising, entertainment downloads, pay per view, video-on-demand and VIP membership fees.

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

3G Dynasty is also responsible for sales of MyStarU Ltd products, and has focused on entertainment content for 3G mobile and internet use. IC Star Wireless Application Protocol (“WAP”) Club is based on the IC Star Theme Club on WAP, which provides the most comprehensive and up-to-date mobile entertainment services in the PRC. The WAP users can access IC Star Theme Club for content we provide through China Mobile Communications. In May 2005, 3G Dynasty created the website http://skyestar.com , a multi-channel infotainment portal supported by proprietary fan clubs and a community platform. It allows new members to personalize their own homepage with 3G Dynasty’s content. It registers members and allows them to build their personal homepage on WAP. As the host and content provider, 3G Dynasty will start publishing a daily Real Simple Syndication (“RSS”) feed of its original content from a number of its contracted web sites, including local information, life style and entertainment content. Through the use of RSS feeds, users can receive 3G Dynasty's daily content automatically, thereby broadening 3G Dynasty's distribution and providing an additional platform for mobile phone users who are registered members of the Star Theme Club on WAP. Members with their homepage on WAP can reach their targeted audience through wireless technology.

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

On July 1, 2006, all contracted base businesses that operate as IC Star and IC Star Brands were combined with the personalized homepage on WAP and SkyeStar.com. As of December 31, 2007, IC Star WAP Club had approximately 61,000 registered members.

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

Software Sales

We offer software-based products through Subaye.com’s subsidiary, Guangzhou Subaye Computer, which serves the voice, video, data, web and mobile communication markets. The Company will deliver its content through its software products, using various media, to several hundred million end users in the telecommunications market in the PRC. Since the 2005 launch of our Total Solutions System (“TS”), together with our SEO4Mobile Short Message Services (“SMS”) search engine software in 2005, we believe that we now have the right software products to deliver our content, in order to serve the rapidly expanding telecommunications market in the PRC. We are targeting enterprises in the multimedia communications market in the PRC, where there is significant growth potential. In the PRC there are billions of messages sent every month through SMS, which is the basic form of text messaging. We note that there is also a significant increase in Multimedia Message Services (“MMS”). MYST’s Customer Relations Management Virtual Call Center (“CRM”) provides highly customized, scalable and flexible interactive services, offers customers high value and low cost sales and service solutions using the highly scalable interactive MMS response, with interactive voice response and speech recognition solutions.

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

IBS v4.1 and v5.0Enterprise Suite

The IBS v4.1 and v5.0 software suites are our main product line, and include a built-in MoDirect, an innovative suite of technologies that enables wireless and web publishers to target SEO4Mobile users more effectively and allows advertisers to obtain targeted leads with rich demographic data. IBS v4.1 and v5.0 are part of the TS family. Corporate users can leverage all available information resource management on the intranet/extranet over the internet, including wireless applications, and advertisers can use the IBS v4.1 and v5.0 to publish SMS and MMS by searches on mobile phones. The system enables manufacturers and services providers to use the internet to establish and manage continuous connections with automated e-services, operations monitoring and e-commerce offerings. The system’s customers include end-user clients in many industries throughout the PRC. The IBS v4.1 and v5.0 standard package includes three servers, software, as well as system integration.

On September 1, 2006, the Company organized Guangzhou Subaye Computer Tech Ltd. (“GSCT”) as a new wholly-owned subsidiary of the Company. GSCT is responsible for the operation and management of the Company’s TS, SMS/MMS virtual Call Center CRM Systems, SEO4Mobile, MoDirect, AdMaxB2Search and IBS v4.1 and v5.0 software suites As GSCT integrates with the TS business group of MYST, it will strategically invest in the PRC, specifically to address new market dynamics and help SME users get the most from end user content while effectively handling changes in capacity, deal terms and players.

The integration expertise we gained through the successful launch of GSCT, and the IBS v5.0 Enterprise Suite gives us confidence in our core business model within the SME market, the potential for our total solution business, and the achievement of synergies we identified as part of our strategic investment efforts.

GSCT has continued to develop relationships established in the past with some of the Company’s contacts in the internet and businesss industries such as Baidu.com (Nasdaq: BIDU), Shanghai Linktone Information Limited (Nasdaq: LTON), the wireless business division of Beijing eLong Information Technology Limited, a subsidiary of eLong Inc. (Nasdaq: LONG), 3721 Inter China Network Software Co. Ltd (www.3721.com), a Yahoo!, Inc. Company (Nasdaq: YHOO), Tencent Company Limited (www.qq.com), Kongzhong Corporation (Nasdaq: KONG), Guangdong Mobile Communication Co., Limited , a China Mobile Communications Corporation and China Mobile (Hong Kong) Ltd. (NYSE: CHL) to develop entertainment SMS, MMS, WAP portal and other wireless contents such as artist profiles, gaming and an SEO4Mobile SMS search engine.

Import and Export Trading

Our subsidiary, Panyu M&M holds the licenses and approvals necessary to operate our international trading and provide e-commerce logistic agent services . Panyu M&M operates in today’s global economy and continually delivers quality services for our importing and exporting clientele. As in the other three business segments, we believe the import/export businesses of the PRC are well-positioned. We believe we can benefit substantially from the further development of this business segment in the years to come.

Results of Operations

  Income Statement Items

The following table summarizes the results of our operations during the three months ended December 31, 2006 and 2005 and provides information regarding the dollar and percentage increase or (decrease) from the current fiscal period to the prior fiscal period:

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(UNAUDITED)

	December 31, 2007	December 31, 2006	$ Increase (Decrease)	% Increase (Decrease)
	(Unaudited)	(Unaudited)
Net revenues	$7,711,953	$5,964,131	$1,747,822	29%
Cost of sales	(5,785,142)	(3,454,989)	2,330,153	67%
Gross profit	1,926,811	2,509,142	(582,331)	(23)%
Operating expenses	900,027	2,602,139	(1,702,112)	(65)%
Income (Loss) from operations	1,026,784	(92,997)	1,119,781	(1186)%
Other income	8,443	21,580	(13,137)	(61)%
Income from continued operations	1,035,227	(71,417)	1,106,644	(1204)%
Provision for income taxes	(1,051)	-	(1,051)	(100)%
Minority interest in loss of subsidiary	(263,615)	(586,591)	322,976	(55)%
Net income (loss)	770,561	(658,881)	(1,429,442)	(217)%
Other comprehensive income	(26,355)	6,894	(33,249)	(482)%
Comprehensive income	744,206	(651,987)	1,396,193	(214)%

Earnings per common shares
-Basic	$0.01	$(0.01)
- Fully diluted	$0.01	$(0.01)

Weighted average common share Outstanding
-Basic	148,675,128	109,512,315
- Fully diluted	148,675,128	109,512,315

Revenues increased by $1,747,822 due primarily to:

Revenues totaled $7,711,953 for the three months ended December 31, 2007 compared to $5,964,131 for the three months ended December 31, 2006. The increase of $1,747,822 is due primarily to the increase in sales of the Company’s “Master Franchise Licenses,” which accounted for $1,323,962 and $0 in revenues for the three months ended December 31, 2007 and December 31, 2006, respectively. Additionally, the Company benefited from increased sales in its import and export business segment, which totaled $4,364,583 for the three months ended December 31, 2007 and $2,038,260 for the three months ended December 31, 2006. The import and export business segment has produced consistent and significant growth each fiscal quarter since it was acquired in April, 2006. The Company’s online content and membership services business segment reported sales of $1,722,278, which consisted entirely of the sale of the Company’s IBS V.50 software to the current members of Subaye.com. Subaye.com did not record any revenues for the three months ended December 31, 2007 due to a promotional event whereby none of the current or potential members of Subaye.com were asked to pay for access to the website and its ancillary content from July 1, 2007 through December 31, 2007. The Company’s promotional offer has now ended and we expect to now generate revenues from monthly membership fees from this point forward. However, the Company will entertain possible future promotional offers if management determined the long term benefits of a promotional offer can be substantiated and are significant.

Costs of Sales increased by $2,330,153 due primarily to:

Costs of sales totaled $5,785,142 and $3,454,989 for the three months ended December 31, 2007 and 2006, respectively. The Company’s import and export business segment had higher costs in 2007 versus 2006, which was in line with expectations. Costs of sales for Panyu M&M, which is the sole contributor to the import and export business, totaled $4,200,914 versus total costs of $2,003,838 for 2006. The Company also sold its copyright for “internet productions” of the First Open copyright in December, 2006. The cost basis of the copyright was $332,291, and is included in costs of sales for the three months ended December 31, 2007.

Operating Expenses decreased by $1,702,112 due primarily to:

For the three months ended December 31, 2007, we incurred stock based compensation expenses of $363,869 versus $1,027,030 in the three months ended December 31, 2006. The Company entered into less significant stock based compensation agreements in 2007 and many of the contracts signed in 2005 had just recently been fully amortized as of October 1, 2007. Additionally, during the course of the last quarter of fiscal year 2007 and first quarter of 2008, the Company completed a full review of its accounts receivable balances and determined it had over-reserved for its potentially uncollectible accounts receivable in past years. The Company recorded a bad debt recovery of approximately $185,000 in three months ended December 31, 2007 and now believes its allowance for doubtful accounts and accounts receivable balances are now fairly presented as of December 31, 2007.

Other income decreased by $13,137 due primarily to:

The total other income was $8,443 and $21,580 for the three months ended December 31, 2007 and 2006, respectively. In 2006, the Company reported a gain on the sale of one of its automobiles.

Stock-Based Compensation Expense decreased by $663,161 due primarily to:

The stock-based compensation expense was $363,869 and $1,027,030 for the three months ended December 31, 2007 and 2006, respectively. The Company entered into fewer significant stock based compensation agreements in 2007 and many of the stock based compensation agreements of significant value that were negotiated in 2005 had been fully amortized as of October 1, 2007 but not as of October 1, 2006.

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

No provision for Enterprise income tax in the PRC had been made for the three months ended December 31, 2006 and 2005 due to the fact that it is exempt from the PRC tax, based on the statutory provisions granting a tax holiday for a two year period, as stated above, or for the Company’s operations for the three months ended December 31, 2006 and 2005. The Company’s first profit taking year was the year ended September 30, 2005. Therefore, tax would have been due to the PRC if the Company had generated PRC taxable income for the fiscal year ended September 30, 2007. The Company did not generate net income for 2007. The Company anticipates generating PRC taxable income during 2008 but at this time. A provision for PRC income tax is expected to be recorded during at least the last two quarters of 2008 and possibly during the second quarter of 2008.

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. There are no material timing differences and therefore no deferred tax asset or liability at December 31, 2006.

If all of the above tax holidays and concessions had not been available, we would have paid approximately $245,000 and $0 more in taxes for the three months ended December 31, 2007 and 2006 respectively.

OVERALL

We reported net income for the three months ended December 31, 2007 of $770,561. Earnings per share for the three months ended December 31, 2007 was $0.01 versus $(0.01) for the three months ended December 31, 2006.

Liquidity And Capital Resources

We believe that our currently-available working capital should be adequate to sustain our operations through the end of fiscal year 2008.

As of December 31, 2007, we had a cash balance of $529,567 held in PRC and Hong Kong banks and including cash on hand. We currently have no cash positions in the United States. We have been funding our operations from the receipts from customers and sales of our common stock.

Management has invested substantial time evaluating and considering numerous proposals for possible investments, acquisitions or business combinations, either looked for by management or presented to management by investment professionals, the Company’s advisors and others. We continue to consider acquisitions, business combinations, or start up proposals, which could be advantageous to our shareholders. No assurance can be given that any such project, acquisition or combination will be concluded, or that any such actions will be approved by our Board of Directors.

Net cash provided by operations for the three months ended December 31, 2007 was $11,297. In the future, we may use cash in our operations due to the continuing implementation of our business model and increased expenses from costs associated with being a public company.

Net cash used in investing activities for the three months ended December 31, 2007 was $632,152. The Company purchased copyrights to 2 new productions in the three months ended December 31, 2007.

The Company did not complete any financing transactions during the three months ended December 31, 2007.

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

Accounting for amortization of Copyrights

Amortization of Copyrights - The Company amortizes the License and Agreement asset for the films using the individual-film-forecast-computation method, in accordance with SOP 00-2, which amortizes or accrues (expenses) such costs in the same ratio that current period actual revenue (numerator) bears to estimated remaining unrecognized ultimate revenue as of the beginning of the current fiscal year (denominator). The Company began amortization of the capitalized movie in 2006, when the Company began to recognize revenue from the films. Amortization related to the movie was $0 and $65,633 for the three months ended December 31, 2007 and 2006, respectively, which amounts were included in cost of sales.

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

Allowance for doubtful accounts was $247,066 and $413,036 as of December 31, 2007 and September 30, 2007, respectively.

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

Exchange Risk

The Company generates revenue and incurs expenses and liabilities in Chinese renminbi, Hong Kong dollars and U.S. dollars. As a result, the Company is subject to the effects of exchange rate fluctuations with respect to any of these currencies. Since 1994, the official exchange rate for the conversion of renminbi to U.S. dollars has generally been stable and the renminbi has appreciated slightly against the U.S. dollar. On July 21, 2005, the People's Bank of China ("PBOC") announced a revaluation of the Chinese currency renminbi ("RMB") or yuan, which immediately jolted international finance markets. PBOC said the RMB will no longer be pegged to the U.S. dollar and will be traded at a rate of 8.11 for the U.S. dollar. However, given recent economic instability and currency fluctuations in the world, the Company can offer no assurance that the renminbi will continue to remain stable against the U.S. dollar or any other foreign currency. The Company's results of operations and financial condition may be affected by changes in the value of renminbi and other currencies in which its earnings and obligations are denominated. The Company has not entered into agreements or purchased instruments to hedge its exchange rate risks, although the Company may do so in the future.

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

We have taken several actions in order to remedy the shortcomings in our disclosure controls and procedures, including the appointment of a new CFO with more experience in U.S. public company reporting. We are also in the process of migrating our financial data into accounting software that we believe will better facilitate the control and review process. We will continue to identify and correct any deficiencies in order for our Certifying Officers to be able to conclude that our controls and procedures are effective.

The Certifying Officers have also indicated that, except as set forth above, there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

None.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On October 1, 2007, Top Rider Group Limited, the sole holder of the Subaye.com preferred stock, converted its shares of preferred stock to 400,000 shares of the Company’s common stock.

On October 3, 2007, the Company issued 735,000 shares of common stock to the Company’s Chief Financial Officer for services to be provided over a two year period at price of $.13 per share.

On October 3, 2007, the Company issued 1,000,000 shares of common stock to the Company’s Chief Executive Officer for services to be provided over a two year period at price of $.13 per share.

On October 3, 2007, the Company issued 400,000 shares of common stock to an investor relations consultant for services to be provided over a 24 month period at price of $.13 per share.

On October 3, 2007, the Company issued 526,316 shares of common stock for investor relations purposes, for services to be provided over a 12 month period at price of $.13 per share.

All of the equity securities described in this Item 2 have been issued in reliance on the exemptions from registration provided by Section 4(2) of the Securities Act of 1933.

ITEM 3.  Defaults Under Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

None.

ITEM 5.  Other Information

(a)   Not applicable.

(b)   Information required by Item 407(c)(3) of Regulation S-B

None.

ITEM 6.  EXHIBITS

Exhibits

Exhibit Number

10.1 Fee Agreement, by and between J. Crane & Company, P.C. and the Company, dated as of October 4, 2007
10.2 Employment Agreement, by and between Alan R. Lun and the Company, dated as of October 3, 2007
31.1 Rule 13a-14(a)/15d-14(a) Certification (CEO)*
31.2 Rule 13a-14(a)/15d-14(a) Certification (CFO)*
32.1 Section 1350 Certification (CEO)*
32.2 Section 1350 Certification (CFO)*

*Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 14, 2008	MYSTARU.COM, INC.

	By:	/s/ Alan R. Lun
Alan R. Lun President and CEO
(Principal Executive Officer)

Date: February 14, 2008

	By:	/s/ James T. Crane
James T. Crane
Principal Financial and Accounting Officer