Form 10QSB
period 2008-03-31
MyStarU.com,Inc.
filed 2008-05-16
CIK 1139570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ________ to ________

Commission File Number 333-62236

MYSTARU.COM, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	35-2089848
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 156,014,316 shares of common stock, $.001 par value per share, outstanding as of May 15, 2008.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
MYSTARU.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008	September 30,2007
	Unaudited	Audited
ASSETS
Current Assets
Cash	$1,271,398	$1,150,422
Accounts Receivable, Net of Allowances for Doubtful Accounts of $257,199 (September 30, 2007 - $413,036) (Note 4)	13,230,217	7,982,668
Accounts Receivable, Related Party (Notes 4, 12)	1,054,834	1,107,359
Inventory	10,641	-
Prepaid Expenses	1,750,955	1,778,966
Deposit on Commercial Real Estate Contract (Note 5)	600,000	-
Other Current Assets	338,482	598,588

Total Current Assets	18,256,527	12,618,003

Property, Plant & Equipment, Net (Note 9)	7,578,713	8,376,420

Intangible Assets
Copyrights, Net of Accumulated Amortization of $2,526,119 (September 30, 2007 - $2,534,178) (Note 8)	5,490,790	6,262,456
Goodwill (Notes 6, 8)	556,896	354,615

Total Intangible Assets	6,047,687	6,617,071

TOTAL ASSETS	$31,882,927	$27,611,494
LIABILITIES & STOCKHOLDER'S EQUITY
Current Liabilities
Accounts Payable	$3,039,088	$3,435,530
Accrued Liabilities	443,529	257,712
Customer Deposits	594,550	-
Due to Related Party (Note 2)	5,934	-

Total Current Liabilities	4,083,101	3,693,242

Total Liabilities	4,083,101	3,693,242

Minority Interest in Consolidated Subsidiaries (Note 12)	6,097,392	3,801,642

Commitment and Contingencies (Note13)

Stockholders’ Equity (Note 10)
Preferred stock, $0.001 par value, authorized: 50,000,000 shares, zero shares issued and outstanding at March 31, 2008 and September 30, 2007	-	-
Common stock, $0.001 par value, authorized: 300,000,000 shares, - and 156,014,316 and 146,288,000 shares issued and outstanding at March 31, 2008 and September 30, 2007	156,014	146,288
Additional Paid in Capital	24,274,069	22,905,224
Shares to be Issued	-	2,065
Deferred Stock-Based Compensation	(1,928,201)	(479,225)
Accumulated Other Comprehensive Income (loss)	56,422	(7,016)
Accumulated Deficit	(855,870)	(2,450,726)

Total Stockholders’ Equity	21,702,434	20,116,610

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$31,882,927	$27,611,494

The accompanying notes are an integral part of the condensed consolidated financial statements.

MYSTARU.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE SIX AND THREE MONTHS ENDED MARCH 31, 2008 AND 2007

	Six Months Ended		Three Months Ended
	March 31		March 31
	2008	2007	2008	2007
	Unaudited	Unaudited	Unaudited	Unaudited
Revenue		(Restated)		(Restated)
Licensing and Royalty Revenues	$3,953,352	$792,390	$2,629,390	$671,776
Online Membership Services	4,023,102	3,357,012	2,300,823	730,854
Import and Export Sales	7,190,979	3,708,980	2,826,396	1,670,720
Media and Marketing Management	641,486	-	340,357	-
Software Sales	-	819,100	-	-
Software Sales - Related Party	-	720,000	-	360,000
Total Revenue	15,808,919	9,397,481	8,096,966	3,433,350

Costs of Sales	11,508,634	6,087,345	5,723,492	2,946,458

Gross Profit	4,300,285	3,310,136	2,373,474	486,892

Operating Expenses
Salaries and Wages	128,668	335,785	65,661	179,679
Stock Based Compensation	867,024	1,707,154	503,155	680,124
Bad Debt (Recovery) Expense	(161,415)	3,030,049	-	1,890,724
Other Selling, General and Administrative Expenses	1,333,779	1,042,221	699,213	448,440

Total Operating Expenses	2,168,056	6,115,209	1,268,029	3,198,967

Income (loss) From Continuing Operations	2,132,229	(2,805,073)	1,105,445	(2,712,075)

Other Income and Expenses	14,251	26,788	5,807	5,208

Net Income (Loss) From Operations Before Income Taxes	2,146,480	(2,778,285)	1,111,252	(2,706,867)

Provision for Income Taxes	(1,052)	(1,159)	(1)	(286)

Net Income (Loss) From Continuing Operations Before Minority Interest	2,145,428	(2,779,444)	1,111,251	(2,707,153)

Minority Interest in Income of Subsidiaries	(550,572)	(490,505)	(286,957)	96,086

Net Income (Loss) From Continuing Operations	1,594,856	(3,269,949)	824,294)	(2,611,067)

Foreign Currency Translation Adjustment	(64,720)	5,877	(38,365)	(1,017)

Comprehensive Income (Loss)	$1,530,136	$(3,264,072)	$785,929	$(2,612,084)

Basic Net Income (Loss) Per Common Share	$0.01	$(0.03)	$0.01	$(0.02)

Diluted Net Income (Loss) Per Common Share	$0.01	$(0.03)	$0.01	$(0.02)

Number of Common Shares Used to Compute Basic Weighted Average	150,466,746	117,363,549	152,278,052	117,363,549
Number of Common Shares Used to Compute Diluted Weighted Average	150,466,746	117,363,549	152,278,052	117,363,549

The accompanying notes are an integral part of the condensed consolidated financial statements.

MYSTARU.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2008 AND 2007

	2008	2007
	Unaudited	Unaudited (Restated)
Cash flows from operating activities
Net income (loss)	$1,594,856	(3,269,949)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	2,075,164	1,951,390
Bad debt expense	25,014	3,030,049
Recovery of bad debts	(185,431)	-
Minority interests	550,572	490,505
Amortization of prepaid entertainment arts advertising	384,506	-
Amortization of stock based compensation	867,024	2,412,155
Changes in operating assets and liabilities:
Accounts receivable	(6,039,187)	(2,569,502)
Inventory	(10,641)	-
Prepaid expenses	(356,495)	(725,137)
Prepaid deposit on commercial real estate contract	(600,000)	-
Other current assets	260,106	-
Copyrights	784,717	-
Accounts payable and accrued expenses	(210,625)	(2,504,051)
Customer deposits	594,550	-
Net cash provided by (used in) operating activities	(265,870)	(1,184,540)

Cash flows from investing activities:
Cash received in acquisition of MGI	2,834	-
Capital expenditures	-	(8,153)
Net Cash Used In Investing Activities	2,834	(8,153)

Cash flows from financing activities
Repayments to related party	-	(57,854)
Proceeds from issuance of common stock	600,000	695,000
Net cash flows provided by financing activities:	600,000)	637,146

Effect of exchange rate changes on cash	(215,988)	(4,033)

Net increase (decrease) in cash	120,976	(559,580)

Cash - beginning of period	1,150,422	1,211,542

Cash - end of period	$1,271,398	$651,962

Supplemental disclosure of cash flow information:
Taxes paid	$-	$-
Interest paid	$-	$-
Non cash investing and financing activities:
Common stock issued in lieu of cash payment of accounts payable	$-	$705,000
Acquisition of MGI through issuance of common stock	$200,000	$-
Issuance of stock for services, deferred compensation	$577,550	$5,910,000
Issuance of stock for services by subsidiary, deferred compensation	$1,738,450	$-
Accounts receivable used for acquisition of websites in 2008 and software in 2007	$1,000,000	$3,000,000
Acquired websites through issuance of common stock	$-	$2,619,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

MYSTARU.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX AND THREE MONTHS ENDED MARCH 31, 2008 AND 2007

Note 1 - BUSINESS DESCRIPTION AND ORGANIZATION

MyStarU.com, Inc., a Delaware corporation (together with its consolidated subsidiaries, “MYST” or the “Company”) is a fully integrated information and entertainment service provider to the business, internet, and consumer markets in the People’s Republic of China (the “PRC”). The Company was originally incorporated on January 6, 1997 in the State of Indiana under the corporate name MAS Acquisition XXI Corp. On December 21, 2000, the Company acquired Telecom Communications of America, a sole proprietorship in California, and changed its name to Telecom Communications, Inc. On February 28, 2005, the Company reincorporated in the State of Delaware by merging with a Delaware corporation of the same name. The surviving Delaware corporation succeeded to all of the rights, properties and assets and assumed all of the liabilities of the original Indiana corporation. On July 10, 2007, the Company changed its name from Telecom Communications, Inc. to MyStarU.com, Inc. The Company's common stock continues to be quoted under the symbol, “MYST.OB,” on the over-the-counter bulletin board (“OTCBB”) in the United States of America.

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

On April 25, 2006, the Company’s majority-owned subsidiary, Subaye.com, Inc. (“Subaye.com”), acquired 100% of the shares of Guangzhou Panyu Metals & Minerals Import and Export Co., Limited (“Panyu M&M”), a PRC limited company, from the sole shareholder, Wukang IE Limited for $500,000. Panyu M&M’s principal activity is conducting import and export trade in PRC. On October 1, 2006, Subaye.com sold 100% of the shares of Panyu M&M to MYST.

On June 28, 2006, the Company acquired 53.92% of the outstanding common stock, par value of $0.001 of Subaye.com (F/K/A HRDQ Group, Inc.) by acquiring 2,024,190 shares of common stock of Subaye.com for $1,060,000. Concurrently, Subaye.com acquired certain valuable assets by selling 798,747 shares of its common stock to China Dongguan Networks, Inc (“CDN”) for $415,348 and 500,000 shares of its common stock to Top Rider Group Limited for $1,100,000.

Subaye.com also issued 200,000 Series A Convertible Preferred Stock, par value $0.01, to Top Rider Group Limited for $660,000. Each share of Subaye.com’s Series A Convertible Preferred Stock is convertible into two shares of Subaye.com’s common stock. The proceeds from the issuance of Subaye.com’s common stock and preferred stock were used primarily to acquire a new website, www.subaye.com.

On September 1, 2006, the Company formed Guangzhou Subaye Computer Technology Limited (“GSTC”) as a PRC limited company, wholly-owned by the Company. GSTC provides computer services, such as web development, networking infrastructure and web infrastructure support services.

On May 16, 2007, Subaye.com issued 1,150,000 shares of its common stock for $2,300,000 to the Company. As a result of this transaction, the Company held a direct 64.60% ownership interest in Subaye.com. An independent valuation of Subaye.com was completed as of September 30, 2006 in order to facilitate an impartial and best efforts arms-length transaction between the majority and minority shareholders of Subaye.com.

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

On February 29, 2008, the Company disposed of two of its non operating subsidiaries, Arran Services Limited and Alpha Century Holdings Limited. The subsidiaries’ sole function in recent reporting periods was to maintain and disburse funds on behalf of the Company for payment to vendors and for other administrative purposes.

Subsequent to the above transactions and certain other transactions disclosed in Note 9, the Company holds a 69.01% ownership in Subaye.com, Inc.

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

Subsidiaries	Countries Registered In	Percentage of Ownership
MyStarU Limited	Hong Kong, The People’s Republic of China	100.00%
3G Dynasty Inc.	British Virgin Islands	100.00%
Subaye.com, Inc.	United States of America, Delaware	69.01%
Subaye IIP Limited	British Virgin Islands	69.01%
Guangzhou Panyu Metals & Materials Limited	The People’s Republic of China	100.00%
Guangzhou Subaye Computer Tech Limited	The People’s Republic of China	69.01%
Media Group International Limited	Hong Kong, The People’s Republic of China	69.01%

General Statement

The Securities and Exchange Commission ("SEC") has issued Financial Reporting Release No.60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies (“FRR 60”), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies to be the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The methods, estimates and judgments the Company uses in applying these most critical accounting policies have a significant impact on the results the Company reports in its consolidated financial statements.

We believe the following critical accounting policies and procedures, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

•  Revenue recognition;

•  Valuation of common stock issuances in lieu of cash compensation;

•  Valuation of intangible assets and long lived assets, review for impairment losses.

Foreign currency translation

The reporting currency of the Company is the US dollar. The Company’s principal operating subsidiaries established in the PRC and Hong Kong, use their local currency, Renminbi (RMB), and Hong Kong Dollar (HKD), as their functional currency. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in stockholders’ equityon the balance sheets. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Translation adjustments resulting from this process are included in accumulated other comprehensive income in stockholders' equity on the balance sheets and amounted to $56,422 and $7,016 as of March 31, 2008 and September 30, 2007, respectively.

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

Licensing revenue derived from the Company’s copyrights is recognized in accordance with Statement of Position 00-2, Accounting by Producers or Distributors of Films (“SOP 00-2”). SOP 00-2 specifies that revenue is to be recognized when all of the following conditions are met:
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

Revenues generated by MGI for media placement and advertising-related services contracted and placed with other third parties are recognized as services are rendered and are calculated by the agreed-upon sum on a straight-line basis over the contract period. For advertising placed by MGI with the Company or any of its subsidiaries, revenues are recognized as media placements are utilized by the customers, whether or not the media placements occur throughout the contract period or are placed and utilized at one particular time.

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

The Company recognizes revenue on import and export sales when products are delivered and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Net sales of products represent the invoiced value of goods, net of value added taxes, sales returns, trade discounts and allowances. In December 1999, the Securities Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition" and in July 2000, the Emerging Issues Task Force ("EITF") issued EITF Abstract No. 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent" ("EITF 99-19") which provided further guidance to SAB 101 on revenue recognition in certain circumstances. Prior to the introduction of EITF 99-19, the manner in which the Company recognized revenues depended on the goods and services sold. We reviewed the considerations included in EITF 99-19 with respect to sales of products within each of our business segments but with particular attention to our importing and exporting business segment. We determined that while EITF 99-19 outlines the variety of types of business transactions which would require the Company to report its revenues and costs of goods sold on a net basis, we do not believe our importing and exporting business should be accounted for with net reporting of revenues and costs of sales. The Company takes full ownership and assumes the risk of loss for its imported goods while the goods are in transit. The Company does not consider itself an agent for its customers, as described by EITF 99-19. After reviewing EITF 99-19, management believes that the Company is correct in continuing to present its revenues and costs of goods sold on a gross basis.

Sales revenue represents the invoiced value of goods, net of a value-added tax (VAT). All of the Company’s products sold in the PRC are subject to a Chinese value-added tax at a rate of 6% of the gross sales price or at a rate approved by the Chinese local government.

Amortization of Copyrights

The Company amortizes its copyrights using the individual-film-forecast-computation method, in accordance with the SOP 00-2, which amortizes or accrues (expenses) such costs in the same ratio that current period actual revenue (numerator) bears to estimated remaining unrecognized ultimate revenue as of the beginning of the current fiscal year (denominator). The Company began amortization of certain movie copyrights in December 2006, when the Company began to recognize revenue from one of its copyrighted titles, “Big Movie: Subaye.” Amortization related to the movies was $0 and $496,188 and $0 and $430,555 for the six and three months ended March 31, 2008 and 2007, respectively, and was included in cost of sales.

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

Concentrations of Credit Risk

Cash

Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC and Hong Kong. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash and accounts receivable. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. Total cash in PRC or Hong Kong banks and cash on hand at March 31, 2008 and September 30, 2007, amounted to $1,271,398 and $1,150,422, respectively, of which no deposits are covered by insurance. The Company has not experienced any losses in such bank accounts and believes it is not exposed to any specifically identifiable risks on its cash in bank accounts. Cash on hand is susceptible to misappropriation. However, the Company has not experienced any losses of this nature and believes appropriate controls are in place to avoid a possible misappropriation of funds.

Accounts Receivable

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

Geographic, Political, Economic, Taxation and Legal

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

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts represents the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable balance. The Company determines the allowance for doubtful accounts based upon historical write-off experience and current economic conditions. The Company reviews the adequacy of its allowance for doubtful accounts on a regular basis. Receivable balances past due over 120 days, which exceed a specified dollar amount, are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does have off-balance sheet credit exposure related to its customers. The concentration of customers owing at least 5% of the Company’s outstanding accounts receivable as of March 31, 2008 was 85% of the Company’s accounts receivable.

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

Due to Related Party

The caption "Due to Related Party" on the accompanying consolidated balance sheet consists of a loan that is unsecured, non-interest bearing and has no fixed terms of repayment, and therefore, is deemed payable on demand. As of March 31, 2008, the amount included in due to related party consisted of a balance owed to an officer of Subaye.com’s Media Group International Limited subsidiary.

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

There were no common stock equivalents as of March 31, 2008 or 2007, respectively.

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

Reclassifications

Certain reclassifications to the Company’s balance sheet and income statement have been made in 2007, in order for the 2008 financial statements to conform to the presentation of these financial statements. These reclassifications did not impact the Company’s total assets, total liabilities, net income (loss) or stockholders equity for the six months ended March 31, 2008 and 2007, respectively.

NOTE 3 - GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had cumulative losses of $855,870 as of March 31, 2008 and negative cash flows from operations during the six months ending March 31, 2008 of $(295,902). The Company has committed to its new business segment, “Investments in Entertainment Arts,” which requires substantial capital in order to invest in and manage the Company’s investments. The Company’s other business segments also may require outside sources of capital as well. The ability of the Company to operate as a going concern depends upon its ability to obtain outside sources of working capital and/or generate positive cash flow from operations. Management is aware of these requirements and is undertaking specific measures to address these liquidity concerns. Specifically, to increase revenues and generate strong operating cashflows, the Company has focused on increasing its member users of its websites, is determined to sell off assets it does not intend to utilize in the near future and will focus on continued sales of its master franchise licenses through its proprietary web-based educational platforms. The Company believes its outlook is promising and in particular that internal cashflows will improve and sources of external financing will continue to be available upon demand. The Company reached operating profitability during the first quarter of fiscal year 2008. We expect to continue to generate profits throughout the remainder of fiscal year 2008. Notwithstanding the foregoing, there can be no assurance that the Company will be successful in obtaining such financing, that it will have sufficient funds to execute its business plan or that it will generate positive operating results. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 4 - ACCOUNTS RECEIVABLE

The Company’s business operations are conducted in the PRC. During the normal course of business, the Company extends unsecured credit to its customers. Management reviews its accounts receivable on a regular basis to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Trade accounts receivable at March 31, 2008 and September 30, 2007 consisted of the following:

	March31, 2008	September30, 2007
	Unaudited	Audited
Trade accounts receivable	$13,487,416	$8,395,704
Less: allowance for doubtful accounts	(257,199)	(413,036)
Totals	$13,230,217	$7,982,668

The activity in the allowance for doubtful accounts for trade accounts receivable for the six months ended March 31, 2008 and 2007 is as follows:

	March31, 2008	September30, 2007
	Unaudited	Audited
Beginning allowance for doubtful accounts	$413,036	$883,220
Additional charge to bad debt expense	25,014	28,996
Recovery of accounts charged to bad debt expense in 2006 and 2005	(185,431)	(503,972)
Gain on foreign currency translation	4,580	4,792
Ending allowance for doubtful accounts	$257,199	$413,036

The Company has the following concentrations of business with customers constituting greater than 5% of the Company’s accounts receivable as of March 31, 2008 and September 30, 2007. The nonpayment of these accounts receivables, individually or in the aggregate, could have a material impact on our future results of operations.

These accounts receivable totaled $11,247,374 and $4,669,069 or 85% and 52% of our total accounts receivable as of March 31, 2008 and December 31, 2007, respectively.

	March31, 2008	September30, 2007
	Unaudited	Audited
TaiKang Capital Management Corporation (Note 12)	8%	-%
IC China Corporation	8%	-%
QXS Enterprise	17%	6%
SSTH	11%	-%
China Industry Park Holdings Ltd.	8%	21%
Fenglin Qimao	10%	-%
Fengcun Electronic	9%	25%
Stareast Net Ltd.	14%	-%

NOTE 5 - COMMERCIAL REAL ESTATE DEPOSIT ON CONTRACT

On March 8, 2008, the Company signed a contract with DA-TON Construction, a PRC-based developer, to purchase a new construction commercial building in the Panyu District in the PRC. Once completed, the building will consist of approximately 26,264 square feet of office space and is expected to be fully occupied by the Company and its subsidiaries. Construction is currently expected to be completed in December 2008. The purchase price of the building, once it is completed and other specific terms of the agreement are reached will be approximately $2,990,516 (21 million RMB). The Company paid a non-refundable deposit on the contract on March 8, 2008 of $600,000. The construction of the building is solely at the risk of DA-TON Construction. DA-TON Construction can break the contract and sell the building to another buyer under certain terms until a purchase and sale agreement is formalized and signed by both parties. In that event, the deposits on the contract will become refundable. The Company cannot be held liable for any expenses incurred above the contract price and will only be liable for the contract price if and when the construction is completed and the building is accepted by the Company "as is." Under the terms of the contract, the Company is scheduled to make payments to DA-TON Construction as follows:

First payment, upon signing the initial purchase contract (paid in full on March 8, 2008)	$600,000
Second payment, upon the signature of a formalized contract, currently scheduled to occur on June 7, 2008	600,000
Third payment, due on September 7, 2008	600,000
Final payment, due on December 7, 2008	1,190,516

Total	$2,990,516

NOTE 6 - BUSINESS ACQUISITIONS

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

On October 1, 2006, the Company acquired 100% of the outstanding ownership interests in Panyu M&M from its majority owned subsidiary, Subaye.com, for gross consideration of $500,000. The net assets received by the Company from the acquisition of Panyu M&M totaled $145,385. In accordance with the purchase method of accounting, the results of Panyu M&M and the estimated fair market value of the assets and liabilities assumed have been included in the consolidated financial statements from the date of acquisition.

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

Acquisition of Media Group International Limited

On October 23, 2007, the Company’s subsidiary, Subaye.com, acquired 100% of the outstanding ownership units of Media Group International Limited (“MGI”) for 100,000 shares of common stock of Subaye.com, valued at $200,000 which was the fair market value of recent arms length transactions involving the common stock of Subaye.com Inc. The net assets received by Subaye.com from the acquisition of MGI totaled $197,166. In accordance with the purchase method of accounting, the results of MGI and the estimated fair market value of the assets and liabilities assumed have been included in the consolidated financial statements from the date of acquisition.

The purchase price of MGI was allocated to the assets acquired and liabilities assumed by Subaye.com less the goodwill of $202,453, which was recorded upon Subaye.com’s acquisition of MGI. The Company recorded $202,453 of goodwill, which was the excess of acquisition cost over fair value of net assets of MGI.

Fixed assets, net	$653
Goodwill	202,453
Due to related party	(5,940)
Net assets acquired	$197,166

Purchase consideration	$200,000
Net assets acquired	(197,166)
Net cash inflow from acquisition of MGI	$2,834

Goodwill is comprised of the residual amount of the purchase price over the fair value of the acquired tangible and intangible assets. The operating results of MGI have been included in our subsidiary, Subaye.com’s statement of operations from October 23, 2007 and within the Company’s statement of operations since October 23, 2007. If the operating results had been included since the beginning of the current fiscal year, October 1, 2007, the Company’s pro-forma consolidated revenue and the Company’s pro-forma net income would have been $15,808,919 (unchanged) and $1,543,059, respectively.

NOTE 7 - SALE OF ASSETS

First Open

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

The copyright’s adjusted cost basis was net of an impairment loss write down in 2006 of $332,291 and was not net of any amortization or depreciation.

Internet Broadcast Copyrights

On February 1, 2008, the Company sold all rights under its copyrights for the internet programming rights for a total of 11 distinct productions. These copyrighted films had been acquired through the Company's contract with ZesTV. Below is the list of the 11 movies included in the sale:

ZuiAiZongDongYuan
ShiFenAi
HongMeiLi
Xin Xiang
TianDiGaoBai
FengKuangFenShiWong
TuYaDeKunShi
YongShi
GongBu
NianCaiNuMo
DaTangFengYun

Gross proceeds from the sale of copyrights - ZesTV: internet rights	$1,457,481
Adjusted cost basis	(1,374,982)
Net gain	$82,499

Once the sale was complete, the Company had an additional $549,539 on deposit with ZesTV for additional internet programming rights which are expected to be produced and delivered to the Company during 2008.

The Company reviewed its business plan with regard to whether the Company will continue to sell off assets it doesn’t consider having immediate benefit to the Company. As a result, the Company believes the sale of these copyrights is in the ordinary course of business and should not be reported as an extraordinary event or as other income. Accordingly, the Company has reported the proceeds from the sales in “licensing and royalty revenues” within the consolidated statement of operations and the adjusted cost basis associated with the sale in costs of sales on the consolidated statement of operations.

NOTE 8 - GOODWILL & INTANGIBLE ASSETS

Intangible assets are stated at cost (estimated fair value upon contribution or acquisition), less accumulated amortization and impairment.

The following table summarizes the lives and the carrying values of all the Company's goodwill and intangible assets by category, as of March 31, 2008 and September, 30, 2007:
	2008	2007
	Unaudited	Audited
Copyrights - Motion Picture, Television, Internet and DVD Productions	$8,016,910	$8,796,635
Accumulated Amortization	(2,526,119)	(2,534,178)
	5,490,791	6,262,457

Goodwill	556,896	354,614
Total	$6,047,687	$6,617,071

The following table summarizes the copyrights held by the Company as of March 31, 2008, all of which are or will be PRC productions or are being held for investment purposes. All copyrights are wholly-owned by the Company unless noted otherwise.

Copyrights for Movies, DVDs, Television and Internet Broadcasting*

Big Movie: Subaye
DaYouCun
PaoBu
YeLangQuan a/k/a Pye Dog (50% ownership)

*The copyrights for “Big Movie: Subaye” do not include rights for television broadcasting.

Copyrights for Internet Broadcasting Only

Big Movie 2: Two Stupid Eggs

The Company amortizes its copyrights using the individual-film-forecast-computation method, in accordance with the SOP 00-2, which amortizes or accrues (expenses) such costs in the same ratio that current period actual revenue (numerator) bears to estimated remaining unrecognized ultimate revenue as of the beginning of the current fiscal year (denominator). The Company began amortization of the Big Movie: Subaye movie copyrights in December 2006, when the Company began to recognize revenue from the film. Total amortization of the copyrights was $0 and $496,188 and $0 and $430,555 for the six and three months ended March 31, 2008 and 2007, respectively, and was included in cost of sales.

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

Given the environment in which the Company currently operates, it is reasonably possible that management’s estimate of the economic useful lives of these assets or the assumption that they will recover their carrying amounts from future operations, could change in the future.

Intangible assets of the Company are reviewed annually or more often if circumstances dictate, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of March 31, 2008 and September 30, 2007, respectively, the Company expects these assets, at their current carrying value, to be fully recoverable.

The portion of the acquisition costs of Panyu M&M that has been allocated to goodwill totaled $354,614. Such allocation was made on the basis of the Company’s appraised value of Panyu M&M’s net assets as of the acquisition date. See Note 6.

The portion of the acquisition costs of MGI that has been allocated to goodwill totaled $202,453. Such allocation was made on the basis of recent arms length transactions involving the common stock of Subaye.com, Inc. See Note 6.

NOTE 9 - PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	March 31,	September 30,
	2008	2007
Computer Software & Equipment	$9,091,399	$8,650,977
Websites	9,710,674	8,702,399
Motor Vehicle	83,876	83,689
Leasehold Improvements	225,855	211,101
Furniture & Fixtures	6,898	30,277
	19,118,702	17,678,443
Less: Accumulated depreciation and amortization	(11,539,989)	(9,302,023)
	$7,578,713	$8,376,420

Depreciation and amortization related to the assets listed above totaled $2,075,164 and $1,951,390, and $668,114 and $1,942,348 for the six and three months ended March 31, 2008 and 2007, respectively.

Included within accumulated depreciation as of March 31, 2008 is $1,111 of accumulated depreciation from the MGI acquisition.

NOTE 10 - STOCKHOLDERS’ EQUITY

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

The Company is authorized to issue 350,000,000 shares, in aggregate, consisting of 300,000,000 shares of common stock, $0.001 par value, and 50,000,000 shares of preferred stock, $0.001 par value. The Company's Certificate of Incorporation authorizes the Board of Directors (the "Board") to determine the preferences, limitations and relative rights of any class or series of Company preferred stock prior to issuance and each such class or series must be designated with a distinguishing designation prior to issuance. As of the date of the report, no shares of the Company’s preferred stock and 156,014,316 shares of the Company’s common stock were issued or outstanding.

Stock-Based Compensation

On May 1, 2005, the Company issued 4,000,000 shares of common stock to two consultants as part of their compensation at market price of $.29 with a total of $1,160,000. The Company amortized such consultancy fee as expense over its service period of 24 months commenced from May 1, 2005. The stock-based compensation expense for the six and three months ended March 31, 2008 and 2007 was $0 and $290,000 and $0 and $145,000, respectively.

On July 22, 2005, the Company issued 3,500,000 shares of common stock to two consultants as part of their compensation at market price of $.24 with a total of $840,000. The stock-based compensation expense for the six and three months ended March 31, 2008 and 2007 was $0 and $183,529 and $0 and $60,000, respectively.

On January 1, 2006, the Company issued 3,000,000 shares of common stock to three consultants as part of their compensation at market price of $.50 with a total of $1,500,000. The Company amortized the consultancy fee of $1,500,000 over services period of a 12 month period. The terms for these agreements are 12 months starting from January 1, 2006 to December 31, 2006. The stock-based compensation expense for the six and three months ended March 31, 2008 and 2007 was $0 and $375,000 and $0 and - respectively.

On April 12, 2006, the Company issued 4,000,000 shares of common stock to five consultants as part of their compensation at a market price of $.52 with a total of $2,080,000. The Company amortized the consultancy fee of $1,300,000 over services period of a 24 month period, the remaining $780,000 is amortized over services period of a 12 month period. It resulted in an expense of $119,167 for each month for 12 months and the remaining 12 months will have an expense of $54,167. The stock-based compensation expense for the six and three months ended March 31, 2008 and 2007 was $325,000 and $715,000 and $162,500 and $357,500, respectively.

On November 27, 2006, the Company issued 300,000 shares of the Company’s common stock to Mary Kratka for investor relations and promotions services at price of $0.26 per share for a total consideration equal to $78,000. The shares were amortized over 3 months with a stock-based compensation expense of $26,000 each month. The total stock-based compensation expense for the six and three months ended March 31, 2008 and 2007 was $0 and $78,000 and $0 and $52,000, respectively.

On January 10, 2007, the Company issued 250,000 shares of common stock to Mary Kratka for investor relations and promotions services at price of $.45 per share for total consideration equal to $112,500. The shares are being amortized over 12 months with a stock-based compensation expense of $9,375 each month. The total stock-based compensation expense for the six and three months ended March 31, 2008 and 2007 was $28,125 and $28,125 and $0 and $28,125, respectively.

On January 31, 2007, the Company issued 750,000 shares of common stock to Bon Air Group Limited for investor relations and promotion services at price of $.30 per share for a total consideration equal to $225,000. The shares are being amortized over 12 months with stock-based compensation expense of $18,750 each month. The total stock-based compensation expense for the six and three months ended March 31, 2008 and 2007 was $75,000 and $37,500 and $18,750 and $37,500, respectively.

On July 16, 2007, the Company agreed to issue 365,000 shares of common stock to a consultant for international business consulting services at price of $.16 per share for a total consideration equal to $58,400. The shares are being amortized over 24 months with stock-based compensation expense of $2,433 each month. The total stock-based compensation expense for the six and three months ended March 31, 2008 and 2007 was $14,600 and $0 and $7,300 and $0, respectively.

On October 3, 2007, the Company issued 735,000 shares of common stock to the Company’s Chief Financial Officer for services to be provided over a two year period at price of $.13 per share for a total consideration equal to $95,550. The shares are being amortized over 24 months with stock-based compensation expense of $3,981 each month. The total stock-based compensation expense for the six and three months ended March 31, 2008 and 2007 was $23,888 and $0 and $11,944 and $0, respectively.

On October 3, 2007, the Company issued 1,000,000 shares of common stock to the Company’s Chief Executive Officer for services to be provided over a two year period at price of $.13 per share for a total consideration equal to $130,000. The shares are being amortized over 24 months with stock-based compensation expense of $5,417 each month. The total stock-based compensation expense for the six and three months ended March 31, 2008 and 2007 was $32,500 and $0 and $16,250 and $0, respectively.

On October 3, 2007, the Company issued 400,000 shares of common stock to an investor relations consultant, for services to be provided over a 24 month period at price of $.13 per share for a total consideration equal to $52,000. The shares are being amortized over 24 months with stock-based compensation expense of $2,167 each month. The total stock-based compensation expense for the six and three months ended March 31, 2008 and 2007 was $13,000 and $0 and $6,500 and $0, respectively.

On October 3, 2007, the Company issued 526,316 shares of common stock for investor relations purposes, for services to be provided over a 12 month period at price of $.57 per share for a total consideration equal to $300,000. The shares are being amortized over 12 months with stock-based compensation expense of $25,000 each month. The total stock-based compensation expense for the six and three months ended March 31, 2008 and 2007 was $150,000 and $0 and $75,000 and $0, respectively.

Subaye.com Stock Based Compensation

On October 1, 2007, Subaye.com issued 170,000 shares of common stock to Subaye.com’s Chief Executive Officer for services to be provided over a two year period from January 2, 2008 through December 31, 2009 at a price of $2.00 per share for a total consideration equal to $340,000. The shares will be amortized over 24 months with stock-based compensation expense of $14,167 each month. The total stock-based compensation expense for the six and three months ended March 31, 2008 and 2007 was $42,500 and $0 and $42,500 and $0, respectively.

On October 1, 2007, Subaye.com issued 50,000 shares of common stock to an employee of Subaye.com for services to be provided beginning January 1, 2008 at a price of $2.00 per share for a total consideration equal to $100,000. The shares will be expensed once the employee has satisfied other terms within their employment contract, including certain aspects with regard to relocation terms and considerations. The total stock-based compensation expense for the six and three months ended March 31, 2008 and 2007 was $12,500 and $0 and $12,500 and $0, respectively.

On October 1, 2007 and January 2, 2008, Subaye.com issued 200,000 and 250,000 shares of common stock to an investor relations consultant, for services to be provided over a 24 month period at price of $2.00 per share for a total consideration equal to $900,000. The shares will be amortized over 24 months with stock-based compensation expense of $37,500 each month. The total stock-based compensation expense for the six and three months ended March 31, 2008 and 2007 was $112,500 and $0 and $112,500 and $0, respectively.

On January 2, 2008, Subaye.com issued 50,000 shares of common stock to an executive, for services to be provided over a 24 month period at price of $2.00 per share for a total consideration equal to $100,000. The shares will be amortized over 24 months with stock-based compensation expense of $4,167 each month. The total stock-based compensation expense for the six and three months ended March 31, 2008 and 2007 was $12,500 and $0 and $12,500 and $0, respectively.

On January 2, 2008, Subaye.com issued 70,800 shares of common stock to an executive, for services to be provided over a 24 month period at price of $2.00 per share for a total consideration equal to $141,600. The shares will be amortized over 24 months with stock-based compensation expense of $5,900 each month. The total stock-based compensation expense for the six and three months ended March 31, 2008 and 2007 was $17,700 and $0 and $17,700 and $0, respectively.

On February 26, 2008, Subaye.com issued 78,425 shares of common stock to its Chief Financial Officer, for services to be provided over a 24 month period at price of $2.00 per share for a total consideration equal to $156,850. The shares will be amortized over 24 months with stock-based compensation expense of $6,535 each month. The total stock-based compensation expense for the six and three months ended March 31, 2008 and 2007 was $7,211 and $0 and $7,211 and $0, respectively.

Total stock compensation expense reported was $867,024 and $1,707,154 and $503,155 and $680,124 for the six and three months ended March 31, 2008 and 2007, respectively.

Purchase of Websites

On October 3, 2006, the Company issued 4,000,000 shares at a price of $0.20 per share, as consideration equivalent to $800,000, to World-East Corporation Ltd., in exchange for the website known as www.mystaru.com .

On October 20, 2006, the Company issued 5,300,000 shares at a price of $0.17 per share as consideration equivalent to $901,000, to Bloomen Corporation Ltd., in exchange for the website known as www.icurls.com .

On October 20, 2006, the Company issued 5,400,000 shares at a price of $0.17 per share as consideration equivalent to $918,000, to China IPTV Industry Park Holdings Ltd., in exchange for the website known as www.goongreen.org.

On January 20, 2008, the Company exchanged $1,000,000 in accounts receivable as consideration to Essential Gallery Enterprise, in exchange for the websites known as www.goongood.com and www.x381.com.

On February 20, 2008, the Company sold www.goongreen.org, www.goongood.com and x381.com to its subsidiary, Subaye.com, Inc., for 1,000,000 shares of Subaye.com, Inc. common stock valued $1,534,914, which is the historical cost basis net of any accumulated depreciation of the Company's investment in each website.

Sales of Common Stock Securities

On October 31, 2006, pursuant to three stock purchase agreements, the Company issued 10,000,000 shares of its common stock for $1,400,000.

On March 8, 2008, pursuant to a stock purchase agreement, the Company issued 5,000,000 shares of its common stock for $600,000.

NOTE 11 - INCOME TAX

United States of America

Since the Company had no operations within the United States, there is no provision for US taxes and there are no deferred tax amounts as of March 31, 2008 and September 30, 2007, respectively.

Delaware

The Company is incorporated in Delaware but does not conduct business in Delaware. Therefore, the Company is not subject to corporate income tax. However, the Company does have to pay Franchise Tax to the Delaware Department of State. Regardless of where the Company conducts business, it must file an Annual Franchise Tax Report and pay Franchise Tax for the privilege of incorporating in Delaware. The minimum Franchise Tax is $35 with a maximum of $165,000. The Company’s Franchise Tax owed to Delaware was approximately $500 and $200 for the fiscal years ended September 30, 2007 and 2006, respectively.

British Virgin Islands

3G Dynasty and Subaye IIP are incorporated in the British Virgin Islands and, under the current laws of the British Virgin Islands, are not subject to income taxes.

Hong Kong

Media Group International Ltd and MyStarU Ltd. are incorporated in Hong Kong and are subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. No provision for Hong Kong profits tax has been made as the Company's Hong Kong subsidiaries incurred a loss during the six and three months ended March 31, 2008 and 2007, respectively. The applicable Hong Kong statutory tax rate for the six and three months ended March 31, 2008 and 2007 is 17.5%, respectively.

People’s Republic of China

Enterprise income tax in PRC is generally charged at 33% of a company’s assessable profit, of which 30% is a national tax and 3% is a local tax. The Company’s subsidiaries incorporated in the PRC are subject to PRC enterprises income tax at the applicable tax rates on the taxable income as reported in their Chinese statutory accounts in accordance with the relevant enterprises income tax laws applicable to foreign enterprises. Pursuant to the same enterprises income tax laws, the Company’s subsidiaries are fully exempted from PRC enterprises income tax for two years starting from the first profit-making year, followed by a 50% tax exemption for the next three years.

No provision for enterprise income tax in the PRC had been made for March 31, 2008 and 2007 due to the fact that the Company had a net loss for the six and three months ended March 31, 2008 and 2007 and was exempt from PRC tax based on the statutory provisions granting a tax holiday for a two year period, as stated above, for the years ended September 30, 2006 and 2005. The Company is currently reviewing its financial forecast for 2008 and is considering the potential of certain tax liabilities for 2008.

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

Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law of the People’s Republic of China replaced the existing laws for Domestic Enterprises (“DES”) and FIEs.

The key changes are:

a.
The new standard EIT rate of 25% will replace the 33% rate currently applicable to both DES and FIEs, except for “high tech companies” who pay a reduced rate of 15%. The Company currently believes it will qualify as a high tech company under the rule.

b.
Companies established before March 16, 2007 will continue to enjoy tax holiday treatment approved by local government for a grace period of the next five years or until the tax holiday term is completed, whichever is sooner.

The Company and all of its subsidiaries, except for Subaye IIP, were established before March 16, 2007. Subaye IIP is a British Virgin Islands entity and is 100% owned by the Company. Subaye IIP is therefore treated as a pass-through entity for PRC tax purposes and is therefore not subject to PRC taxes. The Company is qualified to continue enjoying the reduced tax rate as described above. Since the detailed guidelines of the new tax law have not been published yet, the Company cannot determine what the new tax rate applicable to the Company will be after the end of their respective tax holiday terms.

The following table reconciles the PRC statutory rates to the Company’s effective tax rate for the six months ended March 31, 2008 and March 31, 2007:
	2008	2007
U.S. Statutory rates	35.0%	35.0%
Foreign income	(35.0)	(35.0)
China tax rates	33.0	33.0
China income tax exemption	(33.0)	(33.0)
Effective income tax rates	0%	0%

Value Added Tax

Enterprises or individuals who sell products, engage in repair and maintenance or import and export goods in the PRC are subject to a value added tax in accordance with Chinese laws. The value added tax rate applicable to the Company is 6% of the gross sales price. No credit is available for VAT paid on the purchases.

NOTE 12 - RELATED PARTY TRANSACTIONS

TaiKang Capital Management Corporation (“Taikang”) held more than 5% of the outstanding common stock of the Company as of March 31, 2008 and September 30, 2007, respectively. The table below details sales to Taikang during the six and three months ended March 31, 2008 and 2007, respectively.

	Six Months Ended March 31,		Three Months Ended March 31,
	2008	2007	2008	2007
	Unaudited	Unaudited	Unaudited	Unaudited
Taikang Capital Management Corporation	$-	$720,000	$-	$360,000

Additionally, TaiKang Capital Management Corporation owed the Company $1,054,834 and $1,107,359 as of March 31, 2008 and September 30, 2007.

NOTE 13 - MINORITY INTEREST

Minority interest represents the minority stockholders’ proportionate share of 30.99% (2006 - 46.08%) of the equity of Subaye.com. The Company’s 69.01% controlling interest requires that Subaye.com’s operations be included in the Consolidated Financial Statements. The 30.99% (2006 - 46.08%) equity interest of Subaye.com that is not owned by the Company is shown as “Minority interests in consolidated subsidiaries” in the financial statements is shown as $6,097,392 and $3,801,642, respectively. Included within Minority interests as of December 31, 2006, are 200,000 Series A Convertible Preferred stock outstanding in Subaye.com valued at $780,000. This preferred stock was convertible into 400,000 shares of common stock, at a conversion rate of two shares of common stock for every one share of preferred stock. On October 1, 2007, the preferred stock was converted into 400,000 shares of common stock.

	March 31, 2008	September 30, 2007
Minority interest of shareholders	$6,097,392	$3,021,642
Minority interest of preferred stock	-	780,000
Minority interest in consolidated subsidiaries	$6,097,392	$3,801,642

NOTE 14 - COMMITMENTS & CONTINGENCIES

Operating Leases - In the normal course of business, the Company leases office space under operating lease agreements. The Company rents office space, primarily for regional sales administration offices, in commercial office complexes that are conducive to administrative operations. The operating lease agreements generally contain renewal options that may be exercised at the Company's discretion after the completion of the base rental terms. In addition, many of the rental agreements provide for regular increases to the base rental rate at specified intervals, which usually occur on an annual basis. As of March 31, 2008, the Company had operating leases that have remaining terms of 3 and 6 months. The following table summarizes the Company’s future minimum lease payments under operating lease agreements as of March 31, 2008:

Fiscal Year Ended September 30, 2008	$39,408

39,408

Rent expense under operating leases was $161,638 and $203,493, and $55,823 and $133,174 for the six and three months ended 2008 and 2007, respectively.

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

5.	Importing and exporting of goods - The Company conducts international trade using the PRC as its base of operations

Six Months Ended March 31, 2008	Investments in Entertainment Arts Productions	Online Content and Member Services Provider	Entertainment Arts Media and Marketing Management	Importing and Exporting of Goods	Corporate/ Others	Consolidated Total
Net sales	$3,953,352	$4,023,102	$641,486	$7,190,979	-	$15,808,919
Cost of sales	2,115,601	1,658,315	702,935	7,031,783	-	11,508,634
Segment net income (loss) from continuing operations	1,807,459	1,872,321	(89,450)	20,989	(2,016,463)	1,594,856
Segment assets	13,840,594	11,639,440	152,623	3,769,251	2,481,019	31,882,927
Expenditures for segment assets	952,588	1,000,000	-	-	-	1,952,588

Six Months Ended March 31, 2007	Investments in Entertainment Arts Productions	Online Memberships for the B2B Marketplace	Entertainment Arts Media and Marketing Management	Importing and Exporting of Goods	Corporate/ Others	Consolidated Total
Net sales	$792,389	$3,357,012	$-	$3,708,980	$1,539,100	$9,397,481
Cost of sales	605,558	557,634	-	3,641,220	1,282,933	6,087,345
Segment net income (loss) from continuing operations	(205,897)	2,016,847	-	1,557	(5,082,456)	(3,269,949)
Segment assets	4,728,194	13,459,128	-	752,379	4,415,044	23,354,745
Expenditures for segment assets	-	2,606,588	-	20,565	-	2,627,153

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

ITEM 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

Special Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of the federal securities laws that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology, such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "project," "predict," "intend," "potential" or "continue" or the negative of such terms or other comparable terminology, although not all forward-looking statements contain such terms.

In addition, these forward-looking statements include, but are not limited to, statements regarding implementing our business strategy; development and marketing of our products; our estimates of future revenue and profitability; our expectations regarding future expenses, including research and development, sales and marketing, manufacturing and general and administrative expenses; difficulty or inability to raise additional financing, if needed, on terms acceptable to us; our estimates regarding our capital requirements and our needs for additional financing; attracting and retaining customers and employees; sources of revenue and anticipated revenue; and competition in our market.

Forward-looking statements are only predictions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. All of our forward-looking information is subject to risks and uncertainties that could cause actual results to differ materially from the results expected. Although it is not possible to identify all factors, these risks and uncertainties include the risk factors and the timing of any of those risk factors described in the Company’s Form 10-KSB for the year ended September 30, 2007 and those set forth from time to time in our filings with the Securities and Exchange Commission (“SEC”). These documents are available on the SEC’s Electronic Data Gathering and Analysis Retrieval System at http://www.sec.gov.

Results of Operations

 Income Statement Items

The following table summarizes the results of our operations during the three months ended March 31, 2008 and 2007 and provides information regarding the dollar and percentage increase or (decrease) from the current fiscal period to the prior fiscal period:

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	March 31, 2008	March 31, 2007	$ Increase (Decrease)	% Increase (Decrease)
	(Unaudited)	(Unaudited)
Net revenues	$15,808,919	$9,397,481	$6,411,438	68%
Cost of sales	11,508,634	6,087,345	5,421,289	89%
Gross profit	4,300,285	3,310,136	990,149	30%
Operating expenses	2,168,056	6,115,209	(3,947,153)	(65)%
Income (Loss) from continuing operations	2,132,229	(2,805,073)	4,937,302	(236)%
Other income	14,251	26,788	(12,537)	(47)%
Income from continued operations before income taxes	2,146,480	(2,778,285)	4,924,765	(177)%
Provision for income taxes	(1,052)	(1,159)	(107)	(9)%
Minority interest in income of subsidiaries	(550,572)	(490,505)	(60,067)	12%
Net income (loss) from continuing operations	1,594,856	(3,269,949)	4,864,805	(149)%
Other comprehensive (loss) income	(64,720)	5,877	(70,597)	(1179)%
Comprehensive income (loss)	1,530,136	(3,264,072)	4,794,208	(147)%

Earnings per common shares
-Basic	$0.01	$(0.03)
- Fully diluted	$0.01	$(0.03)

Weighted average common share Outstanding
-Basic	150,466,746	117,363,549
- Fully diluted	150,466,746	117,363,549

Revenues increased by $6,411,438 due primarily to:

Revenues totaled $15,808,919 for the six months ended March 31, 2008 compared to $9,397,481 for the six months ended December 31, 2007. The increase of $6,411,438 is due primarily to the increase in revenues of $3,160,962, $666,090 and $3,481,999 for the investments in entertainment arts, online content and member services provider and the importing and exporting of goods business segments. The investments in entertainment arts business segment generated revenues from the sale of the Company’s “Master Franchise Licenses,” which accounted for $1,203,269 and $0 in revenues for the six months ended March 31, 2008 and March 31, 2007, respectively. Additionally, the Company sold certain copyrights for $1,737,305 during the six months ended March 31, 2008 and did not sell any copyrights during the six months ended March 31, 2007. The Company's subsidiary, Subaye.com, increased its memberships and corporate profiles which resulted in increased revenues of $666,090 for the six months ended March 31, 2008 versus the six months ended March 31, 2007. Lastly, the Company benefited from increased sales in its import and export business segment, which increased $3,481,999 for the six months ended March 31, 2008 versus the six months ended March 31, 2007. The import and export business segment has produced consistent and significant growth each fiscal quarter since it was acquired in April 2006.

Costs of Sales increased by $5,421,289 due primarily to:

Costs of sales totaled $11,508,634 and $6,087,345 for the six months ended March 31, 2008 and 2007, respectively. The Company’s import and export business segment had higher costs in 2008 versus 2007, which was in line with expectations. Costs of sales for Panyu M&M, which is the sole contributor to the import and export business, totaled $7,031,783 for 2008 versus total costs of $3,641,220 for 2007. The Company also sold certain copyrights and included the adjusted cost of those copyrights, $1,707,273, in costs of sales for the six months ended March 31, 2008. No copyrights were sold during the six months ended March 31, 2007 and therefore no related costs were included in costs of sales.

Operating Expenses decreased by $3,947,153 due primarily to:

For the six months ended March 31, 2008, we incurred stock based compensation expenses of $867,024 versus $1,707,154 for the six months ended March 31, 2007. The Company entered into less significant stock based compensation agreements in 2007 and many of the contracts signed in 2005 had been fully amortized as of October 1, 2007. Additionally, during the course of the last quarter of fiscal year 2007 and first quarter of 2008, the Company completed a full review of its accounts receivable balances and determined that it had over-reserved for its potentially uncollectible accounts receivable in past years. The Company recorded a bad debt recovery of approximately $185,000 in three months ended December 31, 2007 and believes its allowance for doubtful accounts and accounts receivable balances are fairly presented as of March 31, 2008.

Other income and expenses decreased by $12,537 due primarily to:

The total other income was $14,251 and $26,788 for the six months ended March 31, 2008 and 2007, respectively. In 2006, the Company reported a gain on the sale of one of its automobiles.

OVERALL

We reported net income for the six months ended March 31, 2008 of $1,594,856. Earnings per share for the six and three months ended March 31, 2008 and 2007 was $0.01 and $(0.03) versus $0.01 and $(0.02), respectively.

Liquidity and Capital Resources

We believe that our currently-available working capital should be adequate to sustain our operations for the twelve month period ending March 31, 2009.

As of March 31, 2008, we had a cash balance of $1,271,398 held in PRC and Hong Kong banks and including cash on hand. Historically, we have funded our operations with receipts from customers and have sold shares of our common stock in private placement transactions as necessary.

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

Net cash used in operations for the six months ended March 31, 2008 was $(265,870). The Company's accounts receivable balances have continued to increase over the last two quarters. However, the Company's actual cash balances have remained consistent over the six month period ended March 31, 2008.

Net cash provided by investing activities for the six months ended March 31, 2008 was 2,834. The Company received cash of $2,834 upon the acquisition of MGI.

Net cash provided by financing activities for the six months ended March 31, 2008 was $600,000. The Company completed a private placement and sold 5,000,000 shares of common stock for $600,000.

Our future growth is dependent on our ability to raise capital for expansion, and to seek additional revenue sources. If we decide to pursue any acquisition opportunities or other expansion opportunities, we may need to raise additional capital, although there can be no assurance such capital-raising activities would be successful.

ITEM 3. Controls and Procedures.

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

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings.

None.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 8, 2008, pursuant to a stock purchase agreement, the Company issued 5,000,000 shares of its common stock for $600,000.

ITEM 3. Defaults Under Senior Securities.

None.

ITEM 4. Submission of Matters to a Vote of Security Holders.

None.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits.

Exhibit Number
31.1 Rule 13a-14(a)/15d-14(a) Certification (CEO)*
31.2 Rule 13a-14(a)/15d-14(a) Certification (CFO)*
32.1 Section 1350 Certification (CEO)*
32.2 Section 1350 Certification (CFO)*

*Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 16, 2008	MYSTARU.COM, INC.

	By:	/s/ Alan R. Lun
Alan R. Lun President and Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2008

	By:	/s/ James T. Crane
James T. Crane
Chief Financial Officer
(Principal Accounting and Financial Officer)