Form 10QSB
period 2008-06-30
MyStarU.com,Inc.
filed 2008-08-04
CIK 1139570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ________ to ________

Commission File Number 333-62236

MYSTARU.COM, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	35-2089848
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6 North Twelfth Road Country Garden Shunde District Foshan City, Guangdong China 528312 (Address of principal executive offices)

(86) 757 2663 9986 (Issuer's telephone number)
9/F., Beijing Business World 56 Dongxinglong Avenue CW District Beijing, China 100062
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 28, 2008, 156,014,316 shares of common stock, par value $.001 per share were outstanding.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

PART I. FINANCIAL INFORMATION
MYSTARU.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008	September 30, 2007
	Unaudited	Audited
ASSETS
Current Assets
Cash	$458,112	$1,150,422
Accounts Receivable, Net of Allowances for Doubtful Accounts of $281,632 (September 30, 2007 - $413,036) (Note 3)	12,360,200	7,982,668
Accounts Receivable, Related Party (Notes 3, 12)	-	1,107,359
Inventory	107,266	-
Prepaid Expenses	1,471,417	1,778,966
Refundable Deposit on Commercial Real Estate Contract (Note 4)	600,000	-
Other Current Assets	342,800	598,588
Total Current Assets	15,339,795	12,618,003
Property & Equipment, Net (Note 8)	6,495,404	8,376,420
Intangible Assets
Copyrights, Net of Accumulated Amortization of $2,519,305 (September 30, 2007 - $2,534,178) (Note 6, 7)	10,883,415	6,262,456
Goodwill (Note 5)	556,351	354,615
Total Intangible Assets	11,439,766	6,617,071
TOTAL ASSETS	$33,274,965	$27,611,494
LIABILITIES & STOCKHOLDER'S EQUITY
Current Liabilities
Accounts Payable	$3,117,419	$3,435,530
Accrued Liabilities	421,959	257,712
Customer Deposits	414,981	-
Total Current Liabilities	3,954,359	3,693,242

Total Liabilities	3,954,359	3,693,242

Minority Interest in Consolidated Subsidiaries (Note 13)	6,445,088	3,801,642
Commitment and Contingencies (Note 14)

Stockholders’ Equity (Note 9)
Preferred stock, $0.001 par value, authorized: 50,000,000 shares, zero shares issued and outstanding at June 30, 2008 and September 30, 2007	-	-
Common stock, $0.001 par value, authorized: 300,000,000 shares, 156,014,316 and 146,288,000 shares issued and outstanding at June 30, 2008 and September 30, 2007	156,014	146,288
Additional Paid in Capital	24,274,069	22,905,224
Shares to be Issued	-	2,065
Deferred Stock-Based Compensation	(1,593,901)	(479,225)
Accumulated Other Comprehensive Income (Loss)	125,710	(7,016)
Accumulated Deficit	(86,374)	(2,450,726)
Total Stockholders’ Equity	22,875,518	20,116,610
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$33,274,965	$27,611,494

The accompanying notes are an integral part of the condensed consolidated financial statements.

MYSTARU.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE NINE AND THREE MONTHS ENDED JUNE 30, 2008 AND 2007

	Nine Months Ended		Three Months Ended
	June 30		June 30
	2008	2007	2008	2007
	Unaudited	Unaudited	Unaudited	Unaudited
		(Restated)		(Restated)
Revenue
Licensing and Royalty Revenues	$5,177,983	$3,862,310	$1,224,631	$3,069,921
Online Membership Services	6,574,869	4,285,791	2,551,767	928,779
Import and Export Sales	9,314,089	6,744,760	2,123,110	3,035,780
Media and Marketing Management	641,486	-	-	-
Software Sales	-	819,100	-	-
Software Sales - Related Party	-	1,080,000	-	360,000
Total Revenue	21,708,427	16,791,961	5,899,508	7,394,480

Costs of Sales (Note 10)	15,480,755	10,776,897	3,972,121	4,689,552

Gross Profit	6,227,672	6,015,064	1,927,387	2,704,928
Operating Expenses
Salaries and Wages	163,556	575,735	34,888	239,950
Stock Based Compensation	1,201,324	2,062,363	334,300	355,209
Bad Debt (Recovery) Expense	(161,417)	3,267,636	-	237,587
Other Selling, General and Administrative Expenses	1,782,171	1,754,004	448,390	711,783

Total Operating Expenses	2,985,634	7,659,738	817,578	1,544,529

Income (Loss) From Continuing Operations	3,242,038	(1,644,674)	1,109,809	1,160,399

Other Income and Expenses	22,317	27,843	8,066	1,055

Net Income (Loss) From Continuing Operations Before Income Taxes	3,264,355	(1,616,831)	1,117,875	1,161,454

Provision for Income Taxes	(1,735)	(1,440)	(683)	(281)

Net Income (Loss) From Continuing Operations Before Minority Interest	3,262,620	(1,618,271)	1,117,192	1,161,173

Minority Interest in (Income) Loss of Subsidiaries	(898,268)	(443,778)	(347,696)	46,727

Net Income (Loss) From Continuing Operations	2,364,352	(2,062,049)	769,496	1,207,900

Foreign Currency Translation Adjustment	(132,726)	8,038	(68,006)	2,503

Comprehensive Income (Loss)	$2,231,626	$(2,054,011)	$701,490	$1,210,403

Basic and Diluted Net Income (Loss) Per Common Share	$0.02	$(0.02)	$0.00	$0.01
Number of Common Shares Used to Compute Basic and Diluted Weighted Average	152,309,187	119,271,700	156,014,316	123,088,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

MYSTARU.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2008 AND 2007
	2008	2007
	Unaudited	Unaudited (Restated)
Cash Flows From Operating Activities
Net Income (Loss)	$2,364,352	(2,062,049)
Adjustments to Reconcile Net Income (Loss) to Net Cash Used In Operating Activities:
Depreciation	3,228,946	3,474,957
Bad Debt Expense	25,014	3,267,636
Recovery of Bad Debts	(185,431)	-
Impairment Loss on Copyrights	-	1,526,634
Minority Interests	898,268	353,617
Amortization of Prepaid Advertising	506,237	-
Amortization of Stock Based Compensation	1,201,324	2,062,363
Changes in Operating Assets and Liabilities:
Accounts Receivable	(4,138,769)	(5,459,370)
Inventory	(107,266)	-
Prepaid Expenses	(198,688)	(781,633)
Prepaid Deposit on Commercial Real Estate Contract	(600,000)	-
Other Current Assets	255,788	(133,158)
Copyrights	(4,606,086)	(1,167,148)
Accounts Payable and Accrued Expenses	(153,864)	(1,905,566)
Related Party Payable	(5,940)	(255,512)
Customer Deposits	414,981	-
Net Cash Used In Operating Activities	(1,101,134)	(1,079,229)

Cash Flows From Investing Activities:
Cash Received in Acquisition of MGI	2,834	-
Net Cash Provided by Investing Activities	2,834	-

Cash Flows From Financing Activities
Proceeds From Issuance of Common Stock	600,000	1,400,000
Net Cash Flows Provided by Financing Activities:	600,000	1,400,000

Effect of Exchange Rate Changes on Cash	(194,010)	(360,396)

Net Decrease in Cash	(692,310)	(39,625)

Cash - Beginning of Period	1,150,422	1,211,542

Cash - End of Period	$458,112	$1,171,917

Supplemental Disclosure of Cash Flow Information:
Taxes Paid	$1,735	$1,440
Interest Paid	$-	$-
Non Cash Investing and Financing Activities:
Common Stock Issued in Lieu of Cash Payment of Accounts Payable	$-	$705,000
Acquisition of MGI Through Issuance of Common Stock	$200,000	$-
Issuance of Stock for Services, Deferred Compensation	$577,550	$415,500
Issuance of Stock for Services by Subsidiary, Deferred Compensation	$1,738,450	$-
Accounts Receivable Used for Acquisition of Websites	$1,000,000	$-
Acquisition of Websites Through Issuance of Common Stock	$1,534,914	$2,619,000

 The accompanying notes are an integral part of the condensed consolidated financial statements.

MYSTARU.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE AND THREE MONTHS ENDED JUNE 30, 2008 AND 2007

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

On September 1, 2006, the Company formed Guangzhou Subaye Computer Technology Limited (“Guangzhou Subaye”) as a PRC limited company, wholly-owned by the Company. Guangzhou Subaye provides computer services, such as web development, networking infrastructure and web infrastructure support services.

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

On October 1, 2007, the Company sold 100% of the outstanding ownership units of Guangzhou Subaye to its majority-owned subsidiary, Subaye.com for $3,894,720. Payment of the purchase price was made in the form of 2,748,788 shares of Subaye.com common stock. In accordance with Accounting Principles Board Opinion No. 16, as amended, the transaction was accounted for as a reorganization using the historical cost basis of the Company’s investments and cash advances in Guangzhou Subaye, rather than the fair market value of Subaye.com common stock.

On October 1, 2007, Top Rider Group Limited, the sole holder of the Subaye.com preferred stock, converted its shares of preferred stock to 400,000 shares of Subaye.com’s common stock.

On October 23, 2007, the Company’s subsidiary, Subaye.com, acquired 100% of the outstanding ownership units of Media Group International Limited, a Hong Kong company, for consideration of $200,000, which was paid in the form of 100,000 shares of common stock of Subaye.com Subaye.com immediately began executing the planned integration of the Corporate Video Online/Offline, commercial movie advertising markets, and overseas business operations and networks. Subaye.com expects the acquisition and the subsequent integration to be a key step in its goal to be a leading provider of corporate video online/offline and product placement advertising in movies. The acquisition broadens Subaye.com’s product portfolio and addressable market, helps develop overseas markets, and will immediately increase corporate video members and revenue.

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

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 became effective for the Company on January 1, 2008. The adoption of SFAS No. 159 did not have a significant effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued a final Staff Position to allow a one-year deferral of adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The FASB amended SFAS 157 to exclude FASB Statement No. 13 and its related interpretive accounting pronouncements that address leasing transactions.   The adoption of SFAS No. 159 is not expected to have a significant effect on the Company’s consolidated financial statements.

In June 2007, FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that are used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. FSP EITF 07-3 will be effective for an entity’s financial statements issued for fiscal years beginning after December 15, 2007. The adoption of EITF 07-3 is not expected to have a significant effect on the Company’s consolidated financial statements.

In November 2007, FASB issued EITF 07-1, “Accounting for Collaborative Arrangements" (“EITF 07-1”).”   EITF 07-1 requires additional disclosures related to collaborative arrangements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008.  The Company is currently assessing the impact the adoption of EITF 07-1 will have on the Company’s consolidated financial statements.

In December 2007, the Financial Accounting Standards Board (“FASB”) released SFAS No. 141(R), “Business Combinations,” to establish accounting and reporting standards to improve the relevance, comparability and transparency of financial information that an acquirer would provide in its consolidated financial statements from a business combination.  SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008.  The Company is currently assessing the impact the adoption of SFAS No. 141(R) will have on the Company’s consolidated financial position and results of operations.

In December 2007, the FASB also released SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51,” to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008.  The Company is currently assessing the impact the adoption of SFAS No. 160 will have on the Company’s consolidated financial position and results of operations.

In February 2008, the FASB issued Financial Staff Positions (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which delays the effective date of SFAS No. 157, Fair Value Measurement (“SFAS 157”), for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. FSP FAS 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. FSP FAS 157-2 is effective for us beginning January 1, 2009. The Company is currently evaluating the potential impact of the adoption of those provisions of SFAS 157, for which effectiveness was delayed by FSP SFAS 157-2, on our consolidated financial position and results of operations.

In March 2008, the FASB released SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.”   SFAS No. 161 requires additional disclosures related to the use of derivative instruments, the accounting for derivatives and the financial statement impact of derivatives.  SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.  The Company is currently assessing the impact the adoption of SFAS No. 161 will have on the Company’s consolidated financial statements.

In May 2008, the FASB released SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”   SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that presented in conformity with generally accepted accounting principles in the United States of America. SFAS No. 162 will be effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The Company does not believe SFAS 162 will have a significant impact on the Company’s consolidated financial statements.

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

Translation adjustments resulting from this process are included in accumulated other comprehensive income in stockholders' equity on the balance sheets and amounted to $125,710 and $(7,016) as of June 30, 2008 and September 30, 2007, respectively.

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

Revenue generated from members who subscribed to the Company’s websites is recognized on a pro-rata basis, calculated on a day-to-day basis. The Company does not currently charge a cancellation fee or penalty if and when a customer decides to terminate their membership with our websites.

Revenue generated from the monthly subscription of the Company’s licensed products, including all post-delivery support and the right to receive unspecified upgrades/enhancements of the licensed products, is charged at a monthly basic price. Pursuant to the terms of the agreements, a fixed sum is due each month regardless of whether the customer requires service during that month.

Licensing revenue derived from the Company’s copyrights is recognized in accordance with Statement of Position 00-2, Accounting by Producers or Distributors of Films (“SOP 00-2”). SOP 00-2 specifies that revenue is to be recognized when all of the following conditions are met:

1.	Persuasive evidence of a sale or licensing arrangement with a customer exists.

2.	The film is complete, and, in accordance with the terms of the arrangement, has been delivered or is available for immediate and unconditional delivery.

3.	The license period of the arrangement has begun and the customer can begin its exploitation, exhibition, or sale.

4.	The arrangement fee is fixed or determinable.

5.	Collection of the arrangement fee is reasonably assured.

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

Concentrations of Credit Risk

Cash

Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC and Hong Kong. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash and accounts receivable. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. Total cash in PRC or Hong Kong banks and cash on hand at June 30, 2008 and September 30, 2007, amounted to $458,112 and $1,150,422 respectively, of which no deposits are covered by insurance. The Company has not experienced any losses in such bank accounts and believes it is not exposed to any specifically identifiable risks on its cash in bank accounts. Cash on hand is susceptible to misappropriation. However, the Company has not experienced any losses of this nature and believes appropriate controls are in place to avoid a possible misappropriation of funds.

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

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts represents the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable balance. The Company determines the allowance for doubtful accounts based upon historical write-off experience and current economic conditions. The Company reviews the adequacy of its allowance for doubtful accounts on a regular basis. Receivable balances past due over 120 days, which exceed a specified dollar amount, are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does have off-balance sheet credit exposure related to its customers. The concentration of customers owing at least 5% of the Company’s outstanding accounts receivable as of June 30, 2008 was 60% of the Company’s accounts receivable.

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

There were no common stock equivalents as of June 30, 2008 or 2007, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are periodically reviewed and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Estimates included in the financial statements include the fair value of stock based compensation, the allowance for doubtful accounts, the depreciable and amortizable lives of property and equipment and intangible assets, the total projected revenues associated with a particular copyright, and the fair value and potential impairment of assets, including goodwill.

Reclassifications

Certain reclassifications to the Company’s balance sheet and income statement have been made in 2007, in order for the 2008 financial statements to conform to the presentation of these financial statements. These reclassifications did not impact the Company’s total assets, total liabilities, net income (loss) or stockholders equity as of or for the nine months ended June 30, 2008 and 2007, respectively.

NOTE 3 - ACCOUNTS RECEIVABLE

The Company’s business operations are conducted in the PRC. During the normal course of business, the Company extends unsecured credit to its customers. Management reviews its accounts receivable on a regular basis to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Trade accounts receivable at June 30, 2008 and September 30, 2007 consisted of the following:

	June 30, 2008	September 30, 2007
	Unaudited	Audited
Trade accounts receivable	$12,641,832	$8,395,704
Less: allowance for doubtful accounts	(281,632)	(413,036)
Totals	$12,360,200	$7,982,668

The activity in the allowance for doubtful accounts for trade accounts receivable for the nine months ended June 30, 2008 and 2007 is as follows:

	June 30, 2008	September 30, 2007
	Unaudited	Audited
Beginning allowance for doubtful accounts	$413,036	$883,220
Additional charge to bad debt expense	25,014	28,996
Recovery of accounts charged to bad debt expense in 2006 and 2005	(185,431)	(503,972)
Gain on foreign currency translation	29,013	4,792
Ending allowance for doubtful accounts	$281,632	$413,036

The Company has the following concentrations of business with customers constituting greater than 5% of the Company’s gross accounts receivable as of June 30, 2008 and September 30, 2007. The nonpayment of these accounts receivables, individually or in the aggregate, could have a material impact on our future results of operations.

These accounts receivable totaled $7,610,588 and $6,128,864 or 60% and 73% of our gross total accounts receivable as of June 30, 2008 and September 30, 2007, respectively.

	June 30, 2008	September 30, 2007
	Unaudited	Audited
QXS Enterprise	17%	6%
SSTH	9%	-%
Taikang Capital Management Corporation	-%	13%
China Industry Park Holdings Ltd.	7%	23%
Fenglin Qimao	7%	-%
Fengcun Electronic	8%	6%
Essential Gallery Enterprises Ltd.	-%	12%
Stareast Net Ltd.	12%	-%
IC China Corporation	-%	13%

NOTE 4 - COMMERCIAL REAL ESTATE DEPOSIT ON CONTRACT

The Company has canceled its contract with DA-TON Construction, a PRC-based developer, due to concerns over geographic issues related to the Company's business with SMEs in the PRC. The Company's management has determined its new office in Foshan City, Guangdong province, PRC, will serve as the Company's headquarters for the foreseeable future. The Company believes this new office will enhance the Company's business interests with SMEs within this province as well as within the PRC.

On March 8, 2008, the Company signed a contract with DA-TON Construction, a PRC-based developer, to purchase a new construction commercial building in the Panyu District in the PRC. Once completed, the building will consist of approximately 26,264 square feet of office space. Construction was expected to be completed in December 2008. The purchase price of the building, was approximately $2,990,516 (21 million RMB). The Company paid a deposit on the contract on March 8, 2008 of $600,000. The construction of the building was solely at the risk of DA-TON Construction. The Company cannot be held liable for any expenses incurred above the contract price and would only have been liable for the contract price if and when the construction is completed and the building is accepted by the Company "as is." The Company anticipates reimbursement of the $600,000 deposit in August, 2008.

NOTE 5 - BUSINESS ACQUISITIONS AND GOODWILL

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

Goodwill is comprised of the residual amount of the purchase price over the fair value of the acquired tangible and intangible assets. The operating results of MGI have been included in our statement of operations from October 23, 2007 and within the Company’s statement of operations since October 23, 2007. If the operating results had been included since the beginning of the current fiscal year, October 1, 2007, the Company’s pro-forma consolidated revenue and the Company’s pro-forma net income would have been $21,708,427 (unchanged) and $2,340,202, respectively.

NOTE 6 - ASSET SALES

First Open

On December 30, 2007, the Company sold all rights under its copyright for the internet programming rights to First Open, a motion picture developed for the PRC entertainment market.  Once the sale was complete, the Company had no remaining assets or copyrights associated with the First Open production. The details of the sale are listed below:

Gross proceeds from the sale of Copyright - First Open: internet rights	$279,824
Adjusted cost basis	(332,291)
Net loss	$(52,467)

The copyright’s adjusted cost basis was net of an impairment loss write down in 2006 of $332,291 and was not net of any amortization or depreciation.

Internet Broadcast Copyrights

On February 1, 2008, the Company sold all rights under its copyrights for the internet programming rights for a total of 11 distinct productions, all of which were motion pictures developed for the PRC entertainment market. These copyrighted films had been acquired through the Company's contract with ZesTV. Below is the list of the 11 movies included in the sale:

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

YeLangQuan a/k/a Pye-Dog

On June 21, 2008, the Company sold all rights under its copyright for the programming rights to Pye-Dog, a motion picture developed for the PRC entertainment market. Once the sale was complete, the Company had no remaining assets or copyrights associated with the Pye Dog production. The details of the sale are listed below:

Gross proceeds from the sale of copyrights - YeLangQuan a/k/a Pye Dog	$860,033
Adjusted cost basis	(750,000)
Net gain	$110,033

The Company's plans are to continue to sell off assets it doesn’t consider having immediate or significant future benefit to the Company. As a result, the Company believes the sale of these copyrights is in the ordinary course of business and should not be reported as an extraordinary event or as other income. Accordingly, the Company has reported the proceeds from the sales in “licensing and royalty revenues” within the consolidated statement of operations and the adjusted cost basis associated with the sale in costs of sales in the consolidated statement of operations.

NOTE 7  - GOODWILL & INTANGIBLE ASSETS

Intangible assets are stated at cost (estimated fair value upon contribution or acquisition), less accumulated amortization and impairment.

The following table summarizes the lives and the carrying values of all the Company's goodwill and intangible assets by category, as of June 30, 2008 and September, 30, 2007:

	2008	2007
	Unaudited	Audited
Copyrights - Motion Picture, Television, Internet and DVD Productions	$8,016,910	$8,796,635
Accumulated Amortization	(2,526,119)	(2,534,178)
Copyrights, net	5,490,791	6,262,457

Goodwill	556,896	354,614
Total	$6,047,687	$6,617,071

On October 15, 2007, the Company’s subsidiary, 3G Dynasty, purchased a copyright for the internet rights for “Big Movie 2,” a motion picture production developed by Zestv Holdings Group Inc., for $200,000.

On October 31, 2007, the Company’s subsidiary, 3G Dynasty, purchased a copyright for 50% ownership of “YeLangQuan a/k/a Pye Dog,” a motion picture production developed by Zestv Holdings Group Inc., for $750,000. This copyright was sold on June 21, 2008, as described in Footnote 6.

On April 25, 2008, the Company’s subsidiary, 3G Dynasty, purchased a copyright for “Stockbrokers,” a motion picture production developed by Zestv Holdings Group Inc., for $3,660,000. The terms of the copyright purchase agreement allowed for payment over a period of 180 days. However, the Company had paid for the copyright in full as of June 30, 2008.

On May 27, 2008, the Company’s subsidiary, 3G Dynasty, purchased a copyright for 50% ownership of “True?” a motion picture production developed by Zestv Holdings Group Inc., for $2,500,000. The terms of the copyright purchase agreement allowed for payment over a period of 180 days. The Company had paid $1,690,428 towards the balance owed for the copyright as of June 30, 2008. The balance of $809,572 is included in accounts payable on the balance sheet as of June 30, 2008. The Company has paid for the copyright in full as of July 31, 2008.

The following table summarizes the copyrights held by the Company as of June 30, 2008, all of which are or will be PRC productions or are being held for investment purposes. All copyrights are wholly-owned by the Company unless noted otherwise.

Copyrights for Movies, DVDs, Television and Internet Broadcasting

Big Movie: Subaye *
Stockbrokers
DaYouCun
PaoBu
True? **

*The copyrights for “Big Movie: Subaye” do not include rights for television broadcasting.

** The copyrights for True? are owned 50% by Zestv Holdings Group Inc. and 50% by MyStaru.com, Inc.

Copyrights for Internet Broadcasting Only

Big Movie 2: Two Stupid Eggs

The Company amortizes its copyrights using the individual-film-forecast-computation method, in accordance with the SOP 00-2, which amortizes or accrues (expenses) such costs in the same ratio that current period actual revenue (numerator) bears to estimated remaining unrecognized ultimate revenue as of the beginning of the current fiscal year (denominator). The Company began amortization of the Big Movie: Subaye movie copyrights in December 2006, when the Company began to recognize revenue from the film. Total amortization of the copyrights was $0 and $1,146,510 and $0 and $430,555 for the nine and three months ended June 30, 2008 and 2007, respectively, and was included in cost of sales.

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

Intangible assets of the Company are reviewed annually or more often if circumstances dictate, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of June 30, 2008 and September 30, 2007, respectively, the Company expects these assets, at their current carrying value, to be fully recoverable.

NOTE 8 - PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	June 30,	September 30,
	2008	2007
Computer Software & Equipment	$9,166,344	$8,650,977
Websites	9,692,084	8,702,399
Motor Vehicle	83,650	83,689
Leasehold Improvements	230,798	211,101
Furniture & Fixtures	6,895	30,277
	19,179,771	17,678,443
Less: Accumulated depreciation and amortization	(12,684,367)	(9,302,023)
Property and Equipment, Net	$6,495,404	$8,376,420

NOTE 9 - STOCKHOLDERS’ EQUITY

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

Stock-Based Compensation

On May 1, 2005, the Company issued 4,000,000 shares of common stock to two consultants as part of their compensation at market price of $0.29 with a total of $1,160,000. The Company amortized such consultancy fee as expense over its service period of 24 months commenced from May 1, 2005. The stock-based compensation expense for the nine and three months ended June 30, 2008 and 2007 was $0 and $338,333 and $0 and $48,334, respectively.

On July 22, 2005, the Company issued 3,500,000 shares of common stock to two consultants as part of their compensation at market price of $0.24 with a total of $840,000. The stock-based compensation expense for the nine and three months ended June 30, 2008 and 2007 was $0 and $243,529 and $0 and $60,000, respectively.

On January 1, 2006, the Company issued 3,000,000 shares of common stock to three consultants as part of their compensation at market price of $0.50 with a total of $1,500,000. The Company amortized the consultancy fee of $1,500,000 over services period of a 12 month period. The terms for these agreements are 12 months starting from January 1, 2006 to December 31, 2006. The stock-based compensation expense for the nine and three months ended June 30, 2008 and 2007 was $0 and $375,000 and $0 and $0, respectively.

On April 12, 2006, the Company issued 4,000,000 shares of common stock to five consultants as part of their compensation at a market price of $0.52 with a total of $2,080,000. The Company amortized the consultancy fee of $1,300,000 over a services period of 24 months and the remaining $780,000 over a services period of 12 months. It resulted in an expense of $119,167 for each month for 12 months and the remaining 12 months will have an expense of $54,167. The stock-based compensation expense for the nine and three months ended June 30, 2008 and 2007 was $325,000 and $877,500 and $0 and $162,500, respectively.

On November 27, 2006, the Company issued 300,000 shares of the Company’s common stock to Mary Kratka for investor relations and promotions services at price of $0.26 per share for a total consideration equal to $78,000. The shares were amortized over 3 months with a stock-based compensation expense of $26,000 each month. The total stock-based compensation expense for the nine and three months ended June 30, 2008 and 2007 was $0 and $78,000 and $0 and $0, respectively.

On January 10, 2007, the Company issued 250,000 shares of common stock to Mary Kratka for investor relations and promotions services at price of $0.45 per share for total consideration equal to $112,500. The shares are being amortized over 12 months with a stock-based compensation expense of $9,375 each month. The total stock-based compensation expense for the nine and three months ended June 30, 2008 and 2007 was $28,125 and $56,250 and $0 and $28,125, respectively.

On January 31, 2007, the Company issued 750,000 shares of common stock to Bon Air Group Limited for investor relations and promotion services at price of $0.30 per share for a total consideration equal to $225,000. The shares are being amortized over 12 months with stock-based compensation expense of $18,750 each month. The total stock-based compensation expense for the nine and three months ended June 30, 2008 and 2007 was $75,000 and $93,750 and $0 and $56,250, respectively.

On July 16, 2007, the Company agreed to issue 365,000 shares of common stock to a consultant for international business consulting services at price of $0.16 per share for a total consideration equal to $58,400. The shares are being amortized over 24 months with stock-based compensation expense of $2,433 each month. The total stock-based compensation expense for the nine and three months ended June 30, 2008 and 2007 was $21,900 and $0 and $7,300 and $0, respectively.

On October 3, 2007, the Company issued 735,000 shares of common stock to the Company’s Chief Financial Officer for services to be provided over a two year period at price of $0.13 per share for a total consideration equal to $95,550. The shares are being amortized over 24 months with stock-based compensation expense of $3,981 each month. The total stock-based compensation expense for the nine and three months ended June 30, 2008 and 2007 was $35,831 and $0 and $11,944 and $0, respectively.

On October 3, 2007, the Company issued 1,000,000 shares of common stock to the Company’s Chief Executive Officer for services to be provided over a two year period at price of $0.13 per share for a total consideration equal to $130,000. The shares are being amortized over 24 months with stock-based compensation expense of $5,417 each month. The total stock-based compensation expense for the nine and three months ended June 30, 2008 and 2007 was $48,750 and $0 and $16,250 and $0, respectively.

On October 3, 2007, the Company issued 400,000 shares of common stock to an investor relations consultant, for services to be provided over a 24 month period at price of $0.13 per share for a total consideration equal to $52,000. The shares are being amortized over 24 months with stock-based compensation expense of $2,167 each month. The total stock-based compensation expense for the nine and three months ended June 30, 2008 and 2007 was $19,500 and $0 and $6,500 and $0, respectively.

On October 3, 2007, the Company issued 526,316 shares of common stock for investor relations purposes, for services to be provided over a 12 month period at price of $0.57 per share for a total consideration equal to $300,000. The shares are being amortized over 12 months with stock-based compensation expense of $25,000 each month. The total stock-based compensation expense for the nine and three months ended June 30, 2008 and 2007 was $225,000 and $0 and $75,000 and $0, respectively.

Subaye.com Stock Based Compensation

On October 1, 2007, Subaye.com issued 170,000 shares of common stock to Subaye.com’s Chief Executive Officer for services to be provided over a two year period from January 2, 2008 through December 31, 2009 at a price of $2.00 per share for a total consideration equal to $340,000. The shares will be amortized over 24 months with stock-based compensation expense of $14,167 each month. The total stock-based compensation expense for the nine and three months ended June 30, 2008 and 2007 was $85,000 and $0 and $42,500 and $0, respectively.

On October 1, 2007, Subaye.com issued 50,000 shares of common stock to an employee of Subaye.com for services to be provided beginning January 1, 2008 at a price of $2.00 per share for a total consideration equal to $100,000. The shares will be amortized over 24 months with stock-based compensation expense of $4,167 each month. The total stock-based compensation expense for the nine and three months ended June 30, 2008 and 2007 was $25,000 and $0 and $12,500 and $0, respectively.

On January 2, 2008, Subaye.com agreed to issue 450,000 shares of common stock to an investor relations consultant, for services to be provided over a 24 month period from January 2, 2008 through December 31, 2009 at price of $2.00 per share for a total consideration equal to $900,000. The shares will be amortized over 24 months with stock-based compensation expense of $37,500 each month. The total stock-based compensation expense for the nine and three months ended June 30, 2008 and 2007 was $225,000 and $0 and $112,500 and $0, respectively.

On January 2, 2008, Subaye.com issued 50,000 shares of common stock to an executive, for services to be provided over a 24 month period at price of $2.00 per share for a total consideration equal to $100,000. The shares will be amortized over 24 months with stock-based compensation expense of $4,167 each month. The total stock-based compensation expense for the nine and three months ended June 30, 2008 and 2007 was $25,000 and $0 and $12,500 and $0, respectively.

On January 2, 2008, Subaye.com issued 70,800 shares of common stock to an executive, for services to be provided over a 24 month period at price of $2.00 per share for a total consideration equal to $141,600. The shares will be amortized over 24 months with stock-based compensation expense of $5,900 each month. The total stock-based compensation expense for the nine and three months ended June 30, 2008 and 2007 was $35,400 and $0 and $17,700 and $0, respectively.

On February 26, 2008, Subaye.com issued 78,425 shares of common stock to its Chief Financial Officer, for services to be provided over a 24 month period at price of $2.00 per share for a total consideration equal to $156,850. The shares will be amortized over 24 months with stock-based compensation expense of $6,535 each month. The total stock-based compensation expense for the nine and three months ended June 30, 2008 and 2007 was $26,818 and $0 and $19,606 and $0, respectively.

Purchase of Websites

On January 20, 2008, the Company exchanged $1,000,000 in accounts receivable as consideration to Essential Gallery Enterprise, in exchange for the websites known as www.goongood.com and www.x381.com.

On February 20, 2008, the Company sold www.goongreen.org, www.goongood.com and x381.com to its subsidiary, Subaye.com, Inc., for 1,000,000 shares of Subaye.com, Inc. common stock valued $1,534,914, which is the historical cost basis, net of any accumulated depreciation of the Company's investment in each website.

Sales of Common Stock Securities

On March 8, 2008, pursuant to a stock purchase agreement, the Company issued 5,000,000 shares of its common stock for $600,000.

NOTE 10 - COSTS OF GOODS SOLD

The Company’s costs of goods sold includes products sold by the Company’s import and export business segment as well as depreciation and amortization related to copyrights, websites and software. Below is a table outlining depreciation and amortization for each asset class which is included in costs of goods sold for each period presented within the financial statements.

	Nine Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007
Total Depreciation and Amortization	$3,228,946	$3,474,957	$1,153,782	$1,523,567
Amortization of Copyrights Included Within Cost of Sales	-	1,146,510	-	430,555
Amortization of Websites Included Within Cost of Sales	2,186,484	1,013,606	781,300	658,097
Amortization of Software Included Within Cost of Sales	964,753	1,235,091	335,745	408,108

NOTE 11 - INCOME TAX

United States of America

Since the Company and its subsidiaries had no operations within the United States, there is no provision for US taxes and there are no deferred tax amounts as of June 30, 2008 and September 30, 2007, respectively.

Delaware

The Company and its subsidiary, Subaye.com, Inc., are incorporated in Delaware but do not conduct business in Delaware. Therefore, the Company is not subject to corporate income tax. However, the Company does have to pay Franchise Tax to the Delaware Department of State. Regardless of where the Company conducts business, it must file an Annual Franchise Tax Report and pay Franchise Tax for the privilege of incorporating in Delaware. The minimum Franchise Tax is $35 with a maximum of $165,000. The Company’s Franchise Tax owed to Delaware was approximately $500 and $200 for the fiscal years ended September 30, 2007 and 2006, respectively.

British Virgin Islands

3G Dynasty and Subaye IIP are incorporated in the British Virgin Islands and, under the current laws of the British Virgin Islands, are not subject to income taxes.

Hong Kong

Media Group International Ltd and MyStarU Ltd. are incorporated in Hong Kong and are subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. No provision for Hong Kong profits tax has been made as the Company's Hong Kong subsidiaries incurred a loss during the nine and three months ended June 30, 2008 and 2007, respectively. The applicable Hong Kong statutory tax rate for the nine and three months ended June 30, 2008 and 2007 is 17.5%, respectively.

People’s Republic of China

Enterprise income tax in PRC is generally charged at 33% of a company’s assessable profit, of which 30% is a national tax and 3% is a local tax. The Company’s subsidiaries incorporated in the PRC, namely Guangzhou Subaye and Panyu M&M, are subject to PRC enterprises income tax at the applicable tax rates on the taxable income as reported in their Chinese statutory accounts in accordance with the relevant enterprises income tax laws applicable to foreign enterprises. Pursuant to the same enterprises income tax laws, the Company’s subsidiaries are fully exempted from PRC enterprises income tax for two years starting from the first profit-making year, followed by a 50% tax exemption for the next three years.

No provision for enterprise income tax in the PRC had been made for June 30, 2008 and 2007 due to the fact that the Company was exempt from PRC tax based on the statutory provisions granting a tax holiday for a two year period, as stated above, for the years ended September 30, 2006 and 2005. The Company is currently reviewing its financial forecast for 2008 and is considering the potential of certain tax liabilities for 2008.

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

The following table reconciles the PRC statutory rates to the Company’s effective tax rate for the nine months ended June 30, 2008 and March 31, 2007:

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

NOTE 12 - RELATED PARTY TRANSACTIONS

TaiKang Capital Management Corporation (“Taikang”) held more than 5% of the outstanding common stock of the Company as of June 30, 2008 and September 30, 2007, respectively. The table below details sales to Taikang during the nine and three months ended June 30, 2008 and 2007, respectively.

	Nine Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007
	Unaudited	Unaudited	Unaudited	Unaudited
Taikang Capital Management Corporation	$-	$720,000	$-	$360,000

As of June 30, 2008 and September 30, 2007, TaiKang Capital Management Corporation owed the Company $0 and $1,107,359, which is included in the balance sheets as accounts receivable - related party.

NOTE 13 - MINORITY INTEREST

Minority interest represents the minority stockholders’ proportionate share of 30.99% (2006 - 46.08%) of the equity of Subaye.com. The Company’s 69.01% controlling interest requires that Subaye.com’s operations be included in the Consolidated Financial Statements. The 30.99% (2006 - 46.08%) equity interest of Subaye.com that is not owned by the Company is shown as “Minority interests in consolidated subsidiaries” in the financial statements as $6,445,088 and $3,801,642, respectively. Included within Minority interests as of December 31, 2006, are 200,000 Series A Convertible Preferred stock outstanding in Subaye.com valued at $780,000. This preferred stock was convertible into 400,000 shares of common stock, at a conversion rate of two shares of common stock for every one share of preferred stock. On October 1, 2007, the preferred stock was converted into 400,000 shares of common stock.

	June 30, 2008	September 30, 2007
Minority interest of shareholders	$6,445,088	$3,021,642
Minority interest of preferred stock	-	780,000
Minority interest in consolidated subsidiaries	$6,445,088	$3,801,642

NOTE 14 - COMMITMENTS & CONTINGENCIES

Operating Leases

In the normal course of business, the Company leases office space under operating lease agreements. The Company rents office space, primarily for regional sales administration offices, in commercial office complexes that are conducive to administrative operations. The operating lease agreements generally contain renewal options that may be exercised at the Company's discretion after the completion of the base rental terms. In addition, many of the rental agreements provide for regular increases to the base rental rate at specified intervals, which usually occur on an annual basis. As of June 30, 2008, the Company had no operating leases in effect. However, subsequent to June 30, 2008, the Company entered into a lease for new office space in Foshan City, Guangdong, China. The following table summarizes the Company’s future minimum lease payments under operating lease agreements for the five years subsequent to June 30, 2008:

Twelve Months Ended:
June 30, 2009	$57,744
June 30, 2010	57,744
June 30, 2011	57,744
$173,232

Rent expense under operating leases and verbal commitments was $289,672 and $311,258, and $128,034 and $101,562 for the nine and three months ended 2008 and 2007, respectively.

Litigation

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

5.	Importing and exporting of goods - The Company conducts international trade using the PRC as its base of operations.

Nine Months Ended June 30, 2008	Investments in Entertainment Arts Productions	Online Content and Member Services Provider	Entertainment Arts Media and Marketing Management	Importing and Exporting of Goods	Corporate/ Others	Consolidated Total
Net sales	$5,177,983	$6,574,869	$641,486	$9,314,089	-	$21,708,427
Cost of sales	3,022,384	2,630,229	706,782	9,121,360	-	15,480,755
Segment net income (loss) from continuing operations	2,110,917	3,063,364	(128,229)	8,219	(2,689,919)	2,364,352
Segment assets	16,953,871	11,265,153	66,601	3,226,774	1,762,566	33,274,965
Expenditures for segment assets	7,112,588	1,000,000	-	-	-	8,112,588

Nine Months Ended June 30, 2007	Investments in Entertainment Arts Productions	Online Memberships for the B2B Marketplace	Entertainment Arts Media and Marketing Management	Importing and Exporting of Goods	Corporate/ Others	Consolidated Total
Net sales	$3,862,310	$4,285,791	$-	$6,744,760	$1,899,100	$16,791,961
Cost of sales	1,415,305	839,606	-	6,620,945	1,901,041	10,776,897
Segment net income (loss) from continuing operations	1,989,041	2,023,037	-	(2,121)	(5,626,788)	(1,616,831)
Segment assets	7,378,774	7,412,347	-	2,362,254	8,318,396	25,471,771
Expenditures for segment assets	798,239	-	-	-	1,839,435	2,637,674

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

NOTE 17 - SUBSEQUENT EVENTS

On July 1, 2008, the Company signed a lease for new office space in Foshan City, Guangdong, China. The term of the lease is for 36 months. Monthly rent is $4,812.

On July 8, 2008, for $920,000, the Company acquired 230,000 shares of Subaye.com's common stock and warrants to purchase an additional 1,150,000 shares of Subaye.com's common stock at $4.00 a share with an expiration date of July 8, 2013.

On July 8, 2008, for $400,000, an unaffiliated individual acquired 100,000 shares of Subaye.com's common stock and warrants to purchase an additional 500,000 shares of Subaye.com's common stock at $4.00 a share with an expiration date of July 8, 2013.

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

Results of Operations

  Income Statement Items

The following table summarizes the results of our operations during the nine months ended June 30, 2008 and 2007 and provides information regarding the dollar and percentage increase or (decrease) from the current fiscal period to the prior fiscal period:

CONDENSED CONSOLIDATED STATEMENTS OF  INCOME
AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

	June 30, 2008	June 30, 2007	$ Increase (Decrease)	% Increase (Decrease)
	(Unaudited)	(Unaudited)
Net revenues	$21,708,427	$16,791,961	$4,916,466	29%
Cost of sales	15,480,755	10,776,897	4,703,858	44%
Gross profit	6,227,672	6,015,064	212,608	4%
Operating expenses	2,985,634	7,659,738	(4,674,104)	(61)%
Income (loss) from continuing operations	3,242,038	(1,644,674)	4,886,712	297%
Other income	22,317	27,843	(5,526)	(20)%
Income (loss) from continuing operations before income taxes	3,264,355	(1,616,831)	4,881,186	302%
Provision for income taxes	(1,735)	(1,440)	(295)	(20)%
Minority interest in income of subsidiaries	(898,268)	(443,778)	(454,490)	(102)%
Net income (loss) from continuing operations	2,364,352	(2,062,049)	4,426,401	215%
Other comprehensive (loss) income	(132,726)	8,038	(140,764)	(1,751)%
Comprehensive income (loss)	2,231,626	(2,054,011)	4,285,637	209%
Earnings (loss) per common share
-Basic	$0.02	$(0.02)
- Fully diluted	$0.02	$(0.02)

Weighted average common share Outstanding
-Basic	152,309,187	119,271,700
- Fully diluted	152,309,187	119,271,700

Revenues increased by $4,916,466:

Revenues totaled $21,708,427 for the nine months ended June 30, 2008 compared to $16,791,961 for the nine months ended June 30, 2007. The increase of $4,916,466 is due primarily to the significant growth of the Subaye.com membership business segment, which generated 53% growth, or an additional $2,289,078 in revenues for the nine month period ended June 30, 2008 over the prior period. In addition, the Company's total revenues included revenues of $2,597,338 from the sale of copyrights and $1,203,269 generated from the sale of the Company’s “Master Franchise Licenses."

Costs of Sales increased by $4,703,858:

Costs of sales totaled $15,480,755 and $10,776,897 for the nine months ended June 30, 2008 and 2007, respectively. The Company’s import and export business segment had higher costs in 2008 versus 2007, which was in line with expectations. Costs of sales for Panyu M&M, which is the sole contributor to the import and export business, totaled $9,121,360 for 2008 versus total costs of $6,620,945 for 2007. The Company also sold certain copyrights and included the adjusted cost of those copyrights, $2,457,273, in costs of sales for the nine months ended June 30, 2008.

Operating Expenses decreased by $4,674,104:

For the nine months ended June 30, 2008, we incurred stock based compensation expenses of $1,201,324 versus $2,062,363 for the nine months ended June 30, 2007. The Company entered into less significant stock based compensation agreements in 2007 and many of the contracts signed in 2005 had been fully amortized as of October 1, 2007. Additionally, during the course of the last quarter of fiscal year 2007 and first quarter of 2008, the Company completed a full review of its accounts receivable balances and determined that it had over-reserved for its potentially uncollectible accounts receivable in past years. The Company recorded a bad debt recovery of approximately $185,000 during the three months ended December 31, 2007 and believes its allowance for doubtful accounts and accounts receivable balances are fairly presented as of June 30, 2008.

Other income and expenses decreased by $5,526:

The total other income was $22,317 and $27,843 for the nine months ended June 30, 2008 and 2007, respectively. In both periods, the Company earned commissions on certain export and import business that were outside the normal course of business.

OVERALL

We reported net income (loss) for the nine months ended June 30, 2008 and 2007 of $2,364,352 and $2,062,049, respectively. Earnings (loss) per share for the nine and three months ended June 30, 2008 and 2007 was $0.02 and $(0.02) and$0.00 and $0.01, respectively.

Liquidity and Capital Resources

We believe that our currently-available working capital should be adequate to sustain our operations for the twelve month period ending June 30, 2009.

As of June 30, 2008, we had a cash balance of $458,112 held in PRC banks, Hong Kong banks as well as cash on hand. Historically, we have funded our operations with receipts from customers and have sold shares of our common stock in private placement transactions only as necessary.

Management continually invests substantial time evaluating and considering proposals for possible investments, acquisitions or business combinations. The Company maintains relationships with various potential business partners and routinely works with investment professionals and other advisors. We continue to consider acquisitions, business combinations, or start up proposals, which could be advantageous to our shareholders. No assurance can be given that any such project, acquisition or combination will be concluded, or that any such actions will be approved by our Board of Directors.

Net cash used in operations for the nine months ended June 30, 2008 was $(1,101,134). During the three months ended June 30, 2008, the Company paid approximately $5,300,000 towards the purchase of two new copyrights which the Company purchased for $6,160,000 in April and May, 2008. The Company's accounts receivable balances have continued to increase over the last two quarters. However, the Company continues to believe its accounts receivable are fairly stated, although the Company does continue to encounter significant delays in the collection of accounts receivable balances. Cash balances have remained fairly consistent throughout the nine month period ended June 30, 2008.

Net cash provided by investing activities for the nine months ended June 30, 2008 was $2,834. The Company received cash of $2,834 upon the acquisition of MGI.

Net cash provided by financing activities for the nine months ended June 30, 2008 was $600,000. The Company completed a private placement and sold 5,000,000 shares of common stock for $600,000 on March 8, 2008.

Our future growth is dependent on our ability to raise capital for expansion, and to seek additional revenue sources. If we decide to pursue any acquisition opportunities or other expansion opportunities, we may need to raise additional capital, although there can be no assurance such capital-raising activities would be successful.

ITEM 3(A)(T).  Controls and Procedures.

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

Management’s annual report on internal control over financial reporting

Management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management evaluated, under the supervision and with the participation of our Chief Executive Officer, the effectiveness of our internal control over financial reporting as of the most recent fiscal year ended September 30, 2007.

Based on its evaluation under the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that our internal control over financial reporting was not effective as of September 30, 2007, due to the existence of significant deficiencies constituting material weaknesses, as described in greater detail below. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

During the course of the preparation of our September 30, 2007 financial statements, we identified certain material weaknesses relating to our internal controls and procedures within the areas of accounting for equity transactions, document control, account analysis and reconciliation. Some of these internal control deficiencies may also constitute deficiencies in our disclosure controls.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings.

None.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3.  Defaults Under Senior Securities.

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

None.

ITEM 5.  Other Information.

None.

ITEM 6.  Exhibits.

Exhibit Number
31.1 Rule 13a-14(a)/15d-14(a) Certification (CEO)*
31.2 Rule 13a-14(a)/15d-14(a) Certification (CFO)*
32.1 Section 1350 Certification (CEO)*
32.2 Section 1350 Certification (CFO)*

*Filed herewith.

II-1

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 4, 2008	MYSTARU.COM, INC.

	By:	/s/ Alan R. Lun
Alan R. Lun President and Chief Executive Officer
(Principal Executive Officer)

Date: August 4 , 2008
	By:	/s/ James T. Crane
James T. Crane
Chief Financial Officer
(Principal Accounting and Financial Officer)