Form 10-Q/A
period 2006-12-31
MyStarU.com,Inc.
filed 2009-01-07
CIK 1139570

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
AMENDMENT NO. 2

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 163,364,316 shares of common stock, $.001 par value per share, outstanding as of January 6, 2009.

Transitional Small Business Disclosure Format (Check One): Yes ☐  No ☒

TABLE OF CONTENTS

Explanatory Note:

This Quarterly Report on Form 10-QSB/A is being filed as Amendment No. 2 to our Quarterly Report on Form 10-QSB which was originally filed with the Securities and Exchange Commission (“SEC”) on February 15, 2007. We are filing this form 10-QSB/A to restate our financial statements for the fiscal quarter ended December 31, 2006 to reflect a change in the accounting treatment of the estimated useful life of our website, www.subaye.com.

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

PART I. FINANCIAL INFORMATION

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

December 31, 2006

Restated (Unaudited)
ASSETS
Current assets:
Cash	$394,317
Accounts receivable - related company	775,000
- others, less allowance for bad debts of $2,022,698	5,036,595
Due from related companies	204,088
Prepaid expenses	3,193,850
Other current assets	161,027

Total Current Assets	9,764,877

Property, plant and equipment, net	13,202,384
Intangible assets	2,758,418

Total Assets	$25,725,679

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,175,861
Accrued expenses	53,093
Other current liabilities	339

Total Current Liabilities	2,229,293

Total Liabilities	2,229,293

Minority interest in consolidated subsidary	3,762,247

Stockholders' equity :
Preferred stock ($0.001 Par Value: 50,000,000 shares authorized;
no shares issued and outstanding)	-
Common stock ($0.001 Par Value: 300,000,000 shares authorized;
122,088,000 shares issued and outstanding)	122,088
Additional paid in capital	19,965,589
Deferred stock-based compensation	(2,140,833)
Accumulated other comprehensive income	7,141
Retained earnings	1,780,154

Total Stockholders’ Equity	19,734,139

Total Liabilities and Stockholders’ Equity	$25,725,679

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended
	December, 31
	2006	2005
	Restated	Restated
	(unaudited)	(unaudited)
Revenue
Net Revenue - affiliate	$360,000	$360,000
- others	5,604,131	3,837,247
Total Revenue	5,964,131	4,197,247

Cost of sales
Depreciation	1,008,061	467,515
Other cost of sales	2,632,805	574,031
	3,640,866	1,041,546

Gross Profit	2,323,265	3,155,701

Operating Expenses:
Allowance for bad debts	1,139,325	119,160
Depreciation	9,042	18,187
Salaries	156,106	194,923
Stock-based compensation expenses	1,027,030	831,446
Other selling and administrative expenses	270,636	137,795
Total operating expenses	2,602,139	1,301,511

Income (loss) from operations	(278,874)	1,854,190

Other income and (expenses)
Interest income	1,621	1,111
Other income (expenses)	19,959	(1,666)

Total other income (expenses)	21,580	(555)

Income (loss) from operations before income taxes	(257,294)	1,853,635
Income tax	(873)	-
Income (loss) from continuing operations before minority interest	(258,167)	1,853,635

Minority interest in income of subsidiary	(500,940)	-

Income (loss) from continuing operations	(759,107)	1,853,635

Income from discontinuing operations
Net loss from the discontinued operations of subsidiary	-	(93,380)
Net income (loss)	(759,107)	1,760,255

Other comprehensive income
Foreign currency translation difference	6,894	3

Comprehensive income (loss)	(752,213)	1,760,258

(Loss) Earnings per Common Share:
Basic	$(0.01)	$0.02
Fully Diluted	$(0.01)	$0.02

Weighted Average Comman Share:
Outstanding- Basic	109,512,315	77,677,000
Outstanding- Fully Diluted	109,512,315	87,677,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	2006	2005
	Restated (Unaudited)	Restated (Unaudited)
Cash Flows From Operating Activities
Net (Loss) Income	$(759,107)	1,760,255
Adjustments to Reconcile Net Income (Loss) to Net Cash Used In Operating Activities:
Minority Interests	500,940	-
Depreciation	1,017,103	485,702
Bad Debt Expense	1,139,325	119,160
Amortization of Stock Based Compensation	1,027,030	831,446
Changes in Operating Assets and Liabilities:
Accounts Receivable	(2,585,991)	(3,256,854)
Due From Related Companies	43,745	-
Prepaid Expenses	(554,893)	(781,603)
Accounts Payable and Accrued Expenses	(1,270,286)	-
Net Cash Used In Operating Activities	(1,442,134)	(841,894)

Cash Flows From Investing Activities:
Purchase of Property and Equipment	(8,153)	(71,875)
Net Cash Used In Investing Activities	(8,153)	(71,875)

Cash Flows From Financing Activities
Repayments to Related Party	(57,854)	22,457
Repayments on Lease Agreement		5,055
Proceeds From Issuance of Common Stock	695,000	-
Net Cash Flows Provided by Financing Activities:	637,146	27,512

Effect of Exchange Rate Changes on Cash	(4,084)	3

Net Increase (Decrease) in Cash	(817,225)	(886,254)

Cash - Beginning of Period	1,211,542	2,000,847

Cash - End of Period	$394,317	$1,114,593

Supplemental Disclosure of Cash Flow Information:
Taxes Paid	$-	$-
Interest Paid	$-	$-
Non Cash Investing and Financing Activities:
Common Stock Issued in Lieu of Cash Payment of Accounts Payable	$705,000	$-
Issuance of Stock for Services, Deferred Compensation	$78,000	$2,210,000
Acquisition of Websites Through Issuance of Common Stock	$2,619,000	$-

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

2. Summary of Significant Accounting Policies

Principles of consolidation-The consolidated financial statements, prepared in accordance with accounting principles generally accepted in United States of American (US GAAP), include the assets, liabilities, revenues, expenses and cash flows of the Company and all its subsidiaries. This basis of accounting differs in certain material respects from that used for the preparation of the books and records of the Company’s principal subsidiaries, which are prepared in accordance with the accounting principles and the relevant financial regulations applicable to enterprises with limited liabilities established in the PRC (“PRC GAAP”) or in Hong Kong.  The accompanying consolidated financial statements reflect necessary adjustments not recorded in the books and records of the Company’s subsidiaries to present them in conformity with US GAAP.

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

The Company delegated 10 business agents over PRC to deal with the operations of the website subaye.com. Membership fees will be collected by the agents and then paid back to the Company within 90 days. The Company recognized the income at the end of the month and recorded the outstanding membership fee from business agents as accounts receivable.

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

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2006

2. Summary of Significant Accounting Policies (continued)

Revenue recognition- In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition ("SAB 104"), the Company recognizes revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price to the customer is fixed or determinable and (iv) collection of the resulting receivable is reasonably assured. These criteria are usually met at the time of product shipment or performance of service.

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

Net earnings per share- Basic net earnings per share (“EPS”) is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net earnings per share gives effect to all dilutive potential ordinary shares outstanding during the year. The weighted average number of common shares outstanding is adjusted to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.

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

4. Stock Transactions

On October 3, 2006, TCOM issued 4,000,000 shares at a price of $0.2 per share, resulting in consideration equivalent to $800,000 to World-East Corporation Ltd., for purchasing the website known as www.mystaru.com.

On October 31, 2006, TCOM issued 5,000,000 shares at a price of $0.14 per share resulting in consideration equal to $700,000, to Mr. LeYi Yang on behalf of IC Star of which $5,000 is paid for the settlement of the accounts payable related to movie copyrights while $695,000 is settled in cash.

On October 31, 2006, TCOM issued 5,000,000 shares at a price of $0.14 per share resulting in consideration equal to $700,000, to Mr. Guiwen Cai on behalf of IC Star MMS Limited to settle the accounts payable related to the purchased of the movie copyrights.

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

Refer to note 13, stock-based compensation for other stock issuances during the quarter ended December 31, 2006.

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2006

5. Accounts Receivable

Accounts receivable concentration at December 31, 2006 was as follows:

2006
Accounts receivable affiliate	$775,000

Accounts receivable others	7,059,293
Less: allowances for bad debts	(2,022,698)
Total	$5,036,595

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

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2006

7. Related Party Transactions

a) Names and relationship of related parties:	Existing relationships with the Company:

TaiKang Capital Management Corporation	Shareholder of the Company

b) Summary of related party transactions

2006
Sales of products to:
TaiKang Capital Management Corporation	$360,000

8. Property, Plant and Equipment

a) Summary of plant and equipment
Plant and equipment, which are located in the PRC, consisted of the following:

2006
(Restated)
At cost:
Computer equipment	$157,057
Computer software	8,497,295
Web sites	8,528,676
Motor vehicles	168,307
Furniture, fixtures and equipment	26,306
Leasehold improvements	160,000
Total	17,537,641
Less: accumulated depreciation and amortization	(4,335,257)
Total net book value	$13,202,384

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

Websites

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

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2006

9. Minority interest

Minority interest represents the minority stockholders’ proportionate share of 46.08% of the equity of HRDQ. The Company’s 53.92% controlling interest requires that HRDQ’s operations be included in the Consolidated Financial Statements. The 46.08% equity interest of HRDQ that is not owned by the Company is shown as “Minority interests in consolidated subsidiaries” in the 2006 at $3,762,247. In addition, 200,000 Series A Convertible Preferred stock outstanding in HRDQ is shown as Minority interests at $780,000. This stock is convertible into 400,000 shares of common stock, at a conversion rate of 2 shares of common stock for every 1 share of preferred stock.

2006
(Restated)

MI of minority stockholders	$2,982,247
MI of preferred stock	780,000

Minority interest in consolidated subsidiaries	$3,762,247

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

$533,720

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

The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The accounting policies of the business segments are the same as those described in “Note 1: Summary of Significant Accounting Policies.” The following tables show the operations of the Company’s reportable segments:

Three months ended December 31, 2006 (Restated)	Integrated communications network solutions	Import and export trading	Royalty income from film copy- rights	Membership income from website	Consolidated Total
Net sales	$1,179,100	$2,038,260	$120,613	$2,626,158	$5,964,131
Cost of sales	664,825	2,003,838	507,509	464,694	3,640,866
Segment Income (loss) before taxes	(638,002)	492	(398,279)	778,495	(257,294)
Segment assets	4,440,962	741,441	4,673,352	15,869,924	25,725,679
Expenditures for segment assets	$-	$20,565	$-	$2,606,588	$2,627,153

Three months ended December 31, 2005 (Restated)	Integrated communications network solutions	Import and export trading	Royalty income from film copy- rights	Membership income from website	Consolidated Total
Net sales	$4,197,247	$-	$-	$-	$4,197,247
Cost of sales	1,041,545	-	-	-	1,041,545
Segment Income (loss) before taxes	1,853,635	-	-	-	1,853,635
Segment assets	12,482,130	-	-	-	12,482,130
Expenditures for segment assets	$71,875	$-	$-	$-	$71,875

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

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2006

14. RESTATEMENT OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - DECEMBER 31, 2006

During the course of the Company's audit for the year ended September 30, 2007, the Company determined the estimated useful life of its website, www.subaye.com, was 36 months.  The Company's September 30, 2007 financial statements included amortization of the website over 36 months.  However, the Company's previously issued financial statements for the three months ended December 31, 2006 included amortization over a 60 month useful life. The Company has recorded an increase in the amortization of the www.subaye.com website for the three months ended December 31, 2006 in order to present financial results using the 36 month useful life.  Accordingly, the Company has restated its previously issued financial statements as of and for the three months ended December 31, 2006.

In addition, the Company has reclassified certain items on the cashflow statements to conform with the direct method of presentation.  These classifications did not affect the opening or ending cash balances.

The following tables present the impact of the above mentioned adjustments to the financial statement information:

TELECOM COMMUNICATIONS, INC.
BALANCE SHEET
DECEMBER 31, 2006

	As Previously Stated	Adjustments	As Restated

Current Assets:
Cash	$394,317	-	$394,317
Accounts Receivable, Related Party	775,000	-	775,000
Accounts Receivable, Less Allowances for Doubtful Accounts	5,036,595	-	5036,595
Due From Related Parties	204,088	-	204,088
Prepaid Expenses	3,193,850	-	3,193,850
Other Current Assets	161,027	-	161,027

Total Current Assets	9,764,877	-	9,764,877

Property and Equipment, Net of Accumulated Depreciation	13,388,261	(185,877)	13,202,384

Intangible Assets	2,758,418	-	2,758,418

TOTAL ASSETS	$25,911,556	(185,877)	$25,725,679

LIABILITIES & STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$2,175,861	-	$2,175,861
Accrued Expenses	53,093	-	53,093
Other Current Liabilities	339	-	339

Total current liabilities	2,229,293		2,229,293

Total Liabilities	2,229,293		2,229,293

Minority Interest in Consolidated Subsidiary	3,847,898	(85,651)	3,762,247

Commitment and Contingencies

Stockholders' Equity:
Preferred Stock: $0.001 Par Value, Authorized: 50,000,000 Shares, 0 Shares Issued and Outstanding	-	-	-
Common Stock: $0.001 Par Value, Authorized 300,000,000 Shares, 122,088,000 Shares Issued and Outstanding	122,088	-	122,088
Additional Paid-in Capital	19,965,589	-	19,965,589
Deferred Stock Based Compensation	(2,140,833)		(2,140,833)
Accumulated Other Comprehensive Income	7,141	-	7,141
Accumulated Deficit	1,880,380	(100,226)	1,780,154

Total Stockholders’ Equity	19,834,365	(100,226)	19,734,139

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,911,556	$(185,877)	$25,725,679

TELECOM COMMUNICATIONS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND CHANGES IN COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2006

	As Previously Stated	Adjustment	As Restated

Total Revenues	$5,964,131	-	$5,964,131

Cost of Sales	3,454,989	185,877	3,640,866

Gross Profit	2,509,142	(185,877)	2,323,265

Operating Expenses:
Allowance for Bad Debts	1,139,325	-	1,139,325
Depreciation	9,042	-	9,042
Salaries	156,106	-	156,106
Stock Based Compensation	1,027,030	-	1,027,030
Selling, General and Administrative	270,636	-	270,636

Total Operating Expenses	2,602,139	-	2,602,139

Loss From Operations	(92,997)	(185,877)	(278,874)

Other Income and Expenses	21,580	-	21,580

NetLoss From Continuing Operations Before Income Taxes	(71,417)	(185,877)	(257,294)

Provision for Income Taxes	(873)	-	(873)

Net Loss Before Minority Interest	(72,290)	(185,877)	(258,167)

Minority Interest in Income of Subsidiary	(586,591)	85,651	(500,940)

Net Loss	(658,881)	(100,226)	(759,107)

Foreign Currency Translation Adjustment	6,894	-	6,894

Comprehensive Loss	$(651,987)	$(100,226)	$(752,213)

Net Loss Per Common Share – Basic	$(0.01)		$(0.01)

Net Loss Per Common Share - Diluted	$(0.01)		$(0.01)

Basic Weighted Average Number of Common Shares	109,512,315		109,512,315

Diluted Weighted Average Number of Common Shares	109,512,315		109,512,315

TELECOM COMMUNICATIONS, INC.
CONSOLIDATED STATEMENT OF CASHFLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2006

	As Previously Stated	Adjustment	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(658,881)	$(100,226)	$(759,107)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Minority Interest	586,591	(85,651)	500,940
Depreciation	831,226	185,877	1,017,103
Bad Debt Expense	1,139,325	-	1,139,325
Amortization of Stock Based Compensation	1,027,030	-	1,027,030
Changes in Operating Assets and Liabilities:
Accounts Receivable	(2,585,991)	-	(2,585,991)
Due From Related Companies	43,745		43,745
Prepaid and Other Current Assets	(554,893)	-	(554,893)
Accounts Payable	(1,270,286)	-	(1,270,286)

Net Cash Used in Operating Activities	(1,442,134)	-	(1,442,134)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of Property and Equipment	(8,153)	-	(8,153)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments to Related Party	(57,854)	-	(57,854)
Proceeds From Issuance of Common Stock	695,000	-	695,000

Net Cash Provided By Financing Activities	637,146	-	637,146

EFFECT OF EXCHANGE RATES ON CASH	(4,084)	-	(4,084)

DECREASE IN CASH	(817,225)		(817,225)

CASH AT BEGINNING OF PERIOD	$1,211,542		$1,211,542

CASH AT END OF PERIOD	$394,317		$394,317

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

About IBS v4.1 and v5.0 Enterprise Suite

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

Subaye.com − Internet corporate video provider

We are a PRC-based internet corporate video provider that offers a unique Chinese language corporate video sharing platform for both users and customers. We focus on our potential users in the PRC that demand publishing and sharing their corporate video online over the internet. Our platform consists of our websites and Subaye alliance network, which is our network of third-party websites.

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

We believe that our leading position in the PRC is primarily attributable to the following strengths:

•	largest corporate video online audience as measured by user traffic;

•	first video uploading service provider in the PRC with an extensive customer base across industries;

•	one of the most widely recognized internet enterprise video brands—we sponsor a movie in the PRC, enhancing our ability to attract both users and customers;

•	local market experience and expertise in introducing and expanding our services across the PRC and operating in the PRC's rapidly evolving internet industry;

•	leading technology with a proven platform, providing users with relevant video showcase and customers with a cost-effective way to reach potential consumers; and

•	extensive and effective nationwide network of over 100 regional distributors, providing high quality and consistent customer services.

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

MyStarU.com, Inc. (http://www.mystaru.com) (“Mystaru”)

On October 3, 2006 the Company acquired www.MyStarU.com, Inc. which is a website dedicated to performing arts education. Mystaru's content launch includes ten hours of multimedia performing education courses developed by our business partner Stareastnet ( http://www.stareastnet.com). The content draws on the popularity of Stareastnet's unique 30−minute presentation concept. Stareastnet has been producing artist profiles since 1999, and delivers several live seminars each year. Another ten hours of Stareastnet content will be added in the near future.

The system is a prototype for state-of-the-art delivery of streaming video performing education courses in the music and movie industries in the PRC. The new courseware was developed using the Tcom Computer's EDU v5.0 Education Management System and is delivered to viewers via the Mystaru platform. The multimedia content is produced using Adobe Flash(r) video synchronized presentations and demonstrative video clips. Users can view multimedia performing training presentations that include downloadable video files of course materials and are then able to upload their own video files to teachers for analysis, which affords users the opportunity to have questions answered by course teachers. Mystaru intends to use this new capability to reach hundreds of thousands of young people who are interested in entering the performing arts, music and movie industries. Mystaru's goal is to deliver education content online without meaningful limitations or restrictions. Mystaru will begin to charge users a monthly fee of $20 for each end-user starting on January 1, 2007. We believe this new service offering will add one more substantial revenue stream for us, forecasted to be 60,000 users in 2007. We are also working with a main talent management firm and production companies in Hong Kong and the PRC to adapt their platforms specifically to suit the unique needs of the artists' talent market.

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

4. A New Online Performing Education College: MyStarU.com, Inc. (http://www.mystaru.com) in the PRC.

(See details under “Business Partnership Developments” above.)

Results of Operations

 Income Statement Items

The following table summarizes the results of our operations during the three months ended December 31, 2006 and 2005 and provides information regarding the dollar and percentage increase or (decrease) from the current fiscal period to the prior fiscal period:

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended			Percentage
	2006	2005	Increase (Decrease)	Increase (Decrease)
	Restated	Restated
	(Unaudited)	(Unaudited)
Net revenues	5,964,131	4,197,247	1,766,884	42%
Cost of sales	(3,640,866)	(1,041,546)	2,599,320	250%
Gross profit	2,323,265	3,155,701	(832,436)	(26)%
Operating expenses	2,602,139	1,301,511	1,300,628	100%
(Loss) income from operations	(278,874)	1,854,190	(2,133,064)	(115)%
Other income and expenses	21,580	(555)	22,135	N/A
(Loss) income from continued operations	(257,294)	1,853,635	(2,110,929)	(114)%

Provision for income taxes	(873)		(873)	(100)%

Minority interest in income of subsidiary	(500,940)	-	(500,940)	(100)%
Net (loss) from discontinued operations	-	(93,380)	93,380	100%
Net (loss) income	(759,107)	1,760,255	(2,519,362)	(143)%
Other comprehensive income	6,894	3	6,891	N/A
Comprehensive income	(752,213)	1,760,258	(2,512,471)	(143)%

Earnings per common shares
-Basic	$(0.01)	$0.02
- Fully diluted	$(0.01)	$0.02

Weighted average common share Outstanding
-Basic	109,512,315	77,677,000
- Fully diluted	109,512,315	87,677,000

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

Costs of Sales increased by $2,599,320 due primarily to:

Costs of sales were $3,640,866 for the three months ended December 31, 2006 compared to $1,041,546 for the same period ended December 31, 2005. Costs of Sales included cost of goods in trading, depreciation and other cost of sales. Cost of trading included all the costs that Panyu M&M incurred in their import and export trading activities in the amount of $2,003,838. Depreciation represented the depreciation and amortization of software, websites and copyrights of movies which related to the revenue of the Company amounted to $1,008,061. Other cost of sales were the purchase of various contents and other later stage of production from raw contents and costs associated with the performance of our communication services totaling $628,967.

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

Stock-Based Compensation Expense increased by $195,584 due primarily to:

The stock-based compensation expense was $1,027,030 for the three months ended December 31, 2006 compared to $831,446 for the same period ended December 31, 2005. The difference of $195,584 is due to the new issuance of stock-based compensation of 3,000,000 shares on January 1, 2006 which amortized from January 1, 2006 to December 31, 2006 amounting to $375,000 for every quarter. Also, there was new issuance of stock-based compensation of 4,000,000 shares on April 20, 2006 to five consultants amounting to $2,080,000 which amortized from 12-24 months and amortized $357,500 for every quarter. On November 27, 2006, the Company issued 300,000 shares of the Company’s common stock to Mary Kratka for the company's promotion fee at price of $.26 per share for a total consideration equal to $78,000; the shares are being amortized over three months with a stock-based compensation expense of $26,000 each month. The total stock-based compensation expense for the three months ended December 31, 2006 was $26,000.

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

OVERALL

We reported net loss for the three months ended December 31, 2006 of $759,107. This translates to an overall per-share loss of $0.01 for the three months ended December 31, 2006.

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

Management has invested substantial time evaluating and considering numerous proposals for possible investments, acquisitions or business combinations, either sought by management or presented to management by investment professionals, the Company’s advisors and others. We continue to consider acquisitions, business combinations, or start up proposals, which could be advantageous to our shareholders. No assurance can be given that any such project, acquisition or combination will be concluded, and all these actions will be approved by our Board of Directors.

Net cash used in operations for the three months ended December 31, 2006 was $1,442,134. In the future, we may use cash in our operations due to the continuing implementation of our business model and increased expenses from costs associated with being a public company.

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

Net cash provided by financing activities for the three months ended December 31, 2006 was $637,146. It represented the issuance of 4,964,286 shares of the Company's common stock at $.14 per share, for an aggregate purchase price of $695,000.

Additionally, 5,035,714 shares of the Company's common stock were issued to settle $705,000 of accounts payable for movie copyrights the Company purchased in 2006.

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

Operating Risk

Currently, the Company's revenues are derived from four segments related to integrated communications network solutions, imports and export trading, royalty income form movie copyrights and membership income from websites. The Company hopes to expand its operations to countries outside the PRC, however, such expansion has not been commenced and there are no assurances that the Company will be able to achieve such an expansion successfully. Therefore, a downturn or stagnation in the economic environment of the PRC could have a material adverse effect on the Company's financial condition.

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

Our Future Performance Is Dependent On Our Ability To Retain Key Personnel

Our future success depends on the continued services of executive management in the PRC. The loss of any of their services would be detrimental to us and could have an adverse effect on our business development. We do not currently maintain key-man insurance on our executives. Our future success is also dependent on our ability to identify, hire, train and retain other qualified managerial and other employees. Competition for these individuals is intense and increasing.

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

Date: January 7, 2009	MYSTARU.COM, INC.

	By:	/s/ Alan R. Lun
Alan R. Lun President and CEO

(Principal Executive Officer)

Date: January 7, 2009

	By:	/s/ James T. Crane
James T. Crane Chief Financial Officer

(Principal Financial and Accounting Officer)