Form 10-Q/A
period 2007-03-31
MyStarU.com,Inc.
filed 2009-01-07
CIK 1139570

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

Transitional Small Business Disclosure Format (Check One): Yes ☐ No☒

TABLE OF CONTENTS

		Page
	PART I
	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheet as of March 31, 2007.	2

	Condensed Consolidated Statements of Income and Comprehensive Income for the Three Months Ended March 31, 2007 and 2006 and Six Months Ended March 31, 2007 and 2006	3

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2007 and 2006	4

	Notes to Condensed Consolidated Financial Statements	5

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	23

ITEM 3(A)(T).	CONTROLS AND PROCEDURES	39

	PART II
	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	40

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	40

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	40

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	40

ITEM 5.	OTHER INFORMATION	40

ITEM 6.	EXHIBITS	40

SIGNATURES		41

Explanatory Note:

This Quarterly Report on Form 10-QSB/A is being filed as Amendment No. 2 to our Quarterly Report on Form 10-QSB which was originally filed with the Securities and Exchange Commission (“SEC”) on May 16, 2007. We are filing this form 10-QSB/A to restate our financial statements for the fiscal quarter ended March 31, 2007 to reflect a change in the accounting treatment of the estimated useful life of our website, www.subaye.com.

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

PART I - FINANCIAL INFORMATION

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

March 31, 2007

Restated
(Unaudited)
ASSETS
Current assets:
Cash	$651,962
Accounts receivable - related company	480,000
- others, less allowance for bad debts of $3,360,307	3,474,555
Due from related companies	197,660
Prepaid expenses	3,297,178
Other current assets	227,943

Total Current Assets	8,329,298

Property, plant and equipment, net	12,260,195
Intangible assets	2,393,496

Total Assets	$22,982,989

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,542,458
Accrued expenses	34,175
Other current liabilities	123,897

Total Current Liabilities	1,700,530

Total Liabilities	1,700,530

Minority interest in consolidated subsidiary	3,580,322

Stockholders' equity :
Preferred stock ($0.001 Par Value: 50,000,000 shares authorized;
no shares issued and outstanding)	-
Common stock ($0.001 Par Value: 300,000,000 shares authorized;
123,088,000 shares issued and outstanding)	123,088
Additional paid in capital	20,302,089
Deferred stock-based compensation	(1,798,208)
Accumulated other comprehensive income	6,124
Retained earnings	(930,956)

Total Stockholders’ Equity	17,702,137

Total Liabilities and Stockholders’ Equity	$22,982,989

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Six Months Ended		Three Months Ended
	March 31		March 31
	2007	2006	2007	2006
	(Restated)	(Restated)	(Restated)	(Restated)
Revenue
Net Revenue - affiliate	$720,000	$720,000	$360,000	$360,000
- others	8,677,481	7,379,917	3,073,350	3,411,818
Total Revenue	9,397,481	8,099,917	3,433,350	3,771,818

Cost of sales
Depreciation	2,270,203	935,031	1,262,142	467,516
Other cost of sales	4,188,898	1,048,650	1,870,196	365,311
	6,459,101	1,983,681	3,132,338	832,827

Gross Profit	2,938,380	6,116,236	301,012	2,938,991

Operating Expenses:
Allowance for bad debts	3,030,049	977,074	1,890,724	857,914
Depreciation	52,943	36,373	43,901	7,773
Salaries	335,785	386,940	179,679	127,193
Stock-based compensation expenses	1,707,154	1,574,975	680,124	743,529
Other selling and administrative expenses	989,278	259,509	404,539	70,768

Total operating expenses	6,115,209	3,234,871	3,198,967	1,807,177

(Loss) Income from operations	(3,176,829)	2,881,365	(2,897,955)	1,131,814

Other income and (expenses)
Interest income	2,934	2,387	1,313	1,108
Other income (expenses)	23,854	-	3,895	(9,426)

Total other income (expenses)	26,788	2,387	5,208	(8,318)

(Loss) income from operations before income taxes	(3,150,041)	2,883,752	(2,892,747)	1,123,496
Income tax	(1,159)	-	(286)	-
(Loss) income from continuing operations before minority interest	(3,151,200)	2,883,752	(2,893,033)	1,123,496

Minority interest in (income) loss of subsidiary	$(319,014)	$-	$181,923	$-

(Loss) income from continuing operations	(3,470,214)	2,883,752	(2,711,110)	1,123,496

Loss from discontinuing operations
Net loss from the discontinued
operations of subsidiary	-	(239,775)	-	(239,775)
(Loss) Income	(3,470,214)	2,643,977	(2,711,110)	883,721

Other comprehensive income
Foreign currency translation difference	5,877	3	(1,017)	(3)

Comprehensive income (loss)	(3,464,3337)	2,643,980	(2,712,127)	883,718

(Loss) Earnings per Common Share:
Basic	$(0.03)	$0.03	$(0.02)	$0.01
Fully Diluted	$(0.03)	$0.03	$(0.02)	$0.01

Weighted Average Common Share:
Outstanding- Basic	117,363,549	80,040,000	117,363,549	82,455,000
Outstanding- Fully Diluted	117,363,549	90,004,000	117,363,549	92,455,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

	2007	2006
	Restated (Unaudited)	Restated (Unaudited)
Cash Flows From Operating Activities
Net (Loss) Income	$(3,470,214)	2,643,977
Adjustments to Reconcile Net Income (Loss) to Net Cash Used In Operating Activities:
Minority Interests	319,014	-
Depreciation	2,323,146	971,404
Bad Debt Expense	3,030,049	977,074
Amortization of Stock Based Compensation	1,707,154	1,574,975
Changes in Operating Assets and Liabilities:
Accounts Receivable	(2,569,502)	(5,117,624)
Other Assets	25,086	-
Prepaid Expenses	(750,223)	(781,633)
Accounts Payable and Accrued Expenses	(1,799,048)	(2,047,684)
Net Cash Used In Operating Activities	(1,184,538)	(1,779,511)

Cash Flows From Investing Activities:
Purchase of Property and Equipment	(8,153)	(73,084)
Net Cash Used In Investing Activities	(8,153)	(73,084)

Cash Flows From Financing Activities
Repayments to Related Party	(57,854)	-
Repayments on Lease Agreement	-	(10,199)
Proceeds From Loan	-	64,103
Proceeds From Issuance of Common Stock	695,000	-
Net Cash Flows Provided by Financing Activities:	637,146	53,904

Effect of Exchange Rate Changes on Cash	(4,035)	3

Net Decrease in Cash	(559,580)	(1,798,688)

Cash - Beginning of Period	1,211,542	2,000,847

Cash - End of Period	$651,962	$202,159

Supplemental Disclosure of Cash Flow Information:
Taxes Paid	$-	$-
Interest Paid	$-	$-
Non Cash Investing and Financing Activities:
Common Stock Issued in Lieu of Cash Payment of Accounts Payable	$705,000	$-
Issuance of Stock for Services, Deferred Compensation	$415,500	$2,210,000
Acquisition of Websites Through Issuance of Common Stock	$2,619,000	$-

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

The Company delegated 10 business agents over the PRC to deal with the operations of the website subaye.com. Membership fees will be collected by the agents and then paid back to the Company within 90 days. The Company recognized the income at the end of the month and recorded the outstanding membership fees from business agents as accounts receivable.

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

Revenue recognition- In accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition ("SAB 104"), the Company recognizes revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price to the customer is fixed or determinable and (iv) collection of the resulting receivable is reasonably assured. These criteria are usually met at the time of product shipment or performance of service.

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

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2007

2. Summary of Significant Accounting Policies (continued)

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

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2007

4. Stock Transactions

On October 3, 2006, TCOM issued 4,000,000 shares at a price of $0.20 per share, resulting in consideration equivalent to $800,000, to World-East Corporation Ltd., for purchasing 100% of the website mystaru.com.

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
FOR THE SIX MONTHS ENDED MARCH 31, 2007

8. Property, Plant and Equipment

a) Summary of plant and equipment

Plant and equipment, which are located in the PRC, consisted of the following:

March 31
2007
(Restated)
At cost:
Computer equipment	$157,057
Computer software	8,497,295
Web sites	8,528,676
Motor vehicles	168,307
Furniture, fixtures and equipment	26,306
Leasehold improvements	160,000
Total	17,537,641
Less: accumulated depreciation and amortization	(5,277,446)
Total net book value	$12,260,195

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

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2007

9. Minority interest

Minority interest represents the minority stockholders’ proportionate share of 46.08% of the equity of Subaye.com, Inc. The Company’s 53.92% controlling interest requires that Subaye.com’s operations be included in the Consolidated Financial Statements. The 46.08% equity interest of Subaye.com that is not owned by the Company is shown as “Minority interests in consolidated subsidiaries” in the three months ended March 31, 2007 at 3,580,322. In addition, 200,000 Series A Convertible Preferred stock outstanding in Subaye.com is shown as minority interests at $780,000. This stock is convertible into 400,000 shares of common stock, at a conversion rate of 2 shares of common stock for every 1 share of preferred stock.

March 31
2007
(Restated)

MI of minority stockholders	$2,800,322
MI of preferred stock	780,000

Minority interest in consolidated subsidiaries	$3,580,322

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

The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The accounting policies of the business segments are the same as those described in “Note 1: Summary of Significant Accounting Policies.” The following tables show the operations of the Company’s reportable segments:

Six months ended March 31, 2007 (Restated)	Integrated communications network solutions	Import and export trading	Royalty income from film copyrights	Provision of internet corporate video services	Corporate/ Others	Consolidated Total
Net sales	$1,539,100	$3,708,980	$792,389	$3,357,012	$-	9,397,481
Cost of sales	1,282,933	3,641,220	605,558	929,390	-	6,459,101
Segment Income (loss) before taxes	(2,310,651)	1,557	(205,897)	1,645,092	(2,280,142)	(3,150,041)
Segment assets	2,161,068	752,379	4,728,194	13,087,372	2,253,976	22,982,989
Expenditures for segment assets	$-	$20,565	$-	$2,606,588	$-	$2,627,153

Six months ended March 31, 2006 (Restated)	Integrated communications network solutions	Import and export trading	Royalty income from film copyrights	Provision of internet corporate video services	Corporate/ Others	Consolidated Total
Net sales	$8,099,917	$-	$-	$-	-	8,099,917
Cost of sales	1,846,181	-	-	-	137,500	1,983,681
Segment Income (loss) before taxes	5,349,424	-	(60,471)	-	(2,405,201)	2,883,752
Segment assets	10,621,398	-	366,915	-	2,804,859	13,793,170
Expenditures for segment assets	$-	$-	$-	$-	-	$-

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

TELECOM COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2007

14. RESTATEMENT OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -March 31, 2007

During the course of the Company's audit for the year ended September 30, 2007, the Company determined the estimated useful life of its website, www.subaye.com, was 36 months.  The Company's September 30, 2007 financial statements included amortization of the website over 36 months.  However, the Company's previously issued financial statements for the six and three months ended March 31, 2007 included amortization over a 60 month useful life. The Company has recorded an increase in the amortization of the www.subaye.com website for the six and three months ended March 31, 2007 in order to present financial results using the 36 month useful life.  Accordingly, the Company has restated its previously issued financial statements as of and for the six and three months ended March 31, 2007.

The accompanying balance sheet as of March 31, 2007, and the related statements of operations, and cash flows for the six and three months ended March 31, 2007 have been restated to reflect the correction of this matter.

In addition, the Company has reclassified certain items on the cashflow statements to conform with the direct method of presentation.  These reclassifications did not affect the opening or ending cash balances.

The following tables present the impact of the above mentioned adjustments to the financial statement information:

TELECOM COMMUNICATIONS, INC.
BALANCE SHEET
MARCH 31, 2007

	As Previously Stated	Adjustments	As Restated

Current Assets:
Cash	$651,962	-	$651,962
Accounts Receivable, Related Company	480,000	-	480,000
Accounts Receivable, Less Allowances for Doubtful Accounts	3,474,555	-	3,474,555
Due From Related Companies	197,660	-	197,660
Prepaid Expenses	3,297,178	-	3,297,178
Other Current Assets	227,943	-	227,943

Total Current Assets	8,329,298	-	8,329,298

Property and Equipment, Net of Accumulated Depreciation	12,631,951	(371,756)	12,260,195

Intangible Assets	2,393,496	-	2,393,496

TOTAL ASSETS	$23,354,745	(371,756)	$22,982,989

LIABILITIES & STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$1,542,458	-	$1,542,458
Accrued Expenses	34,175	-	34,175
Other Current Liabilities	123,897	-	123,897

Total current liabilities	1,700,530		1,700,530

Total Liabilities	1,700,530		1,700,530

Minority Interest in Consolidated Subsidiary	3,751,813	(171,491)	3,580,322

Commitment and Contingencies

Stockholders' Equity:
Preferred Stock: $0.001 Par Value, Authorized: 50,000,000 Shares, 0 Shares Issued and Outstanding	-	-	-
Common Stock: $0.001 Par Value, Authorized 300,000,000 Shares, 123,088,000 Shares Issued and Outstanding	123,088	-	123,088
Additional Paid-in Capital	20,302,089	-	20,302,089
Deferred Stock Based Compensation	(1,798,208)		(1,798,208)
Accumulated Other Comprehensive Income	6,124	-	6,124
Accumulated Deficit	(730,691)	(200,265)	(930,956)

Total Stockholders’ Equity	17,902,402	(200,265)	17,702,137

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,354,745	$(371,756)	$22,982,989

TELECOM COMMUNICATIONS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND CHANGES IN COMPREHENSIVE LOSS
FOR THE SIX MONTHS ENDED MARCH 31, 2007

	As Previously Stated	Adjustment	As Restated

Total Revenues	$9,397,481	-	$9,397,481

Cost of Sales	6,087,345	371,756	6,459,101

Gross Profit	3,310,136	(371,756)	2,938,380

Operating Expenses:
Allowance for Bad Debts	3,030,049	-	3,030,049
Depreciation	52,943	-	52,943
Salaries	335,785	-	335,785
Stock Based Compensation	1,707,154	-	1,707,154
Selling, General and Administrative	989,278	-	989,278

Total Operating Expenses	6,115,209	-	6,115,209

Loss From Operations	(2,805,073)	(371,756)	(3,176,829)

Other Income and Expenses	26,788	-	26,788

Net Loss From Continuing Operations Before Income Taxes	(2,778,285)	(371,756)	(3,150,041)

Provision for Income Taxes	(1,159)	-	(1,159)

Net Loss Before Minority Interest	(2,779,444)	(371,756)	(3,151,200)

Minority Interest in Income of Subsidiary	(490,505)	171,491	(319,014)

Net Loss	(3,269,949)	(200,265)	(3,470,214)

Foreign Currency Translation Adjustment	5,877	-	5,877

Comprehensive Loss	$(3,264,072)	$(200,265)	$(3,464,337)

Net Loss Per Common Share – Basic	$(0.03)		$(0.03)

Net Loss Per Common Share - Diluted	$(0.03)		$(0.03)

Basic Weighted Average Number of Common Shares	117,363,549		117,363,549

Diluted Weighted Average Number of Common Shares	117,363,549		117,363,549

TELECOM COMMUNICATIONS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND CHANGES IN COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2007

	As Previously Stated	Adjustment	As Restated

Total Revenues	$3,433,350	-	$3,433,350

Cost of Sales	2,946,458	185,880	3,132,338

Gross Profit	486,892	185,880	301,012

Operating Expenses:
Allowance for Bad Debts	1,890,724	-	1,890,724
Depreciation	43,901	-	43,901
Salaries	179,679	-	179,679
Stock Based Compensation	680,124	-	680,124
Selling, General and Administrative	404,539	-	404,539

Total Operating Expenses	3,198,967	-	3,198,967

Loss From Operations	(2,712,075)	(185,880)	(2,897,955)

Other Income	5,208	-	5,208

NetLoss From Continuing Operations Before Income Taxes	(2,706,867)	(185,880)	(2,892,747)

Provision for Income Taxes	(286)	-	(286)

Net Loss Before Minority Interest	(2,707,153)	(185,880)	(2,893,033)

Minority Interest in Loss of Subsidiary	96,086	85,837	181,923

Net Loss	(2,611,067)	(100,043)	(2,711,110)

Foreign Currency Translation Adjustment	(1,017)	-	(1,017)

Comprehensive Loss	$(2,612,084)	$(100,043)	$(2,712,127)

Net Loss Per Common Share – Basic	$(0.02)		$(0.02)

Net Loss Per Common Share - Diluted	$(0.02)		$(0.02)

Basic Weighted Average Number of Common Shares	117,363,549		117,363,549

Diluted Weighted Average Number of Common Shares	117,363,549		117,363,549

TELECOM COMMUNICATIONS, INC.
CONSOLIDATED STATEMENT OF CASHFLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2007

	As Previously Stated	Adjustment	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(3,269,949)	$(200,265)	$(3,470,214)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Minority Interest	490,505	(171,491)	319,014
Depreciation	1,951,390	371,756	2,323,146
Bad Debt Expense	3,030,049	-	3,030,049
Amortization of Stock Based Compensation	1,707,154	-	1,707,154
Changes in Operating Assets and Liabilities:
Accounts Receivable	(2,569,502)	-	(2,569,502)
Due From Related Companies	25,086		25,086
Prepaid and Other Current Assets	(750,223)	-	(750,223)
Accounts Payable	(1,799,048)	-	(1,799,048)

Net Cash Used in Operating Activities	(1,184,538)	-	(1,184,538)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of Property and Equipment	(8,153)	-	(8,153)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments to Related Party	(57,854)	-	(57,854)
Proceeds From Issuance of Common Stock	695,000	-	695,000

Net Cash Provided By Financing Activities	637,146	-	637,146

EFFECT OF EXCHANGE RATES ON CASH	(4,035)	-	(4,035)

DECREASE IN CASH	(559,580)		(559,580)

CASH AT BEGINNING OF PERIOD	$1,211,542		$1,211,542

CASH AT END OF PERIOD	$651,962		$651,962

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

Subaye.com − Internet corporate video provider

We are a PRC-based corporate video provider that offers a unique Chinese language corporate video sharing platform for both users and customers. We focus on our potential users in the PRC that demand publishing and sharing their corporate video online over the internet. Our platform consists of our websites and Subaye alliance network, which is our network of third-party websites.

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

MyStarU.com, Inc. (http://www.mystaru.com) (“Mystaru”)

On October 3, 2006 the Company acquired MyStarU.com, Inc., a company that runs a website (http://www.mystaru.com) dedicated to performing arts education. Mystaru's content launch includes ten hours of multimedia performing education courses developed by our business partner Stareastnet ( http://www.stareastnet.com ). The content draws on the popularity of Stareastnet's unique 30−minute presentation concept. Stareastnet has been producing artist profiles since 1999, and delivers several live seminars each year. Another ten hours of Stareastnet content will be added in the near future.

The system is a prototype for state-of-the-art delivery of streaming video performing education courses in the music and movie industries in the PRC. The new courseware was developed using the Tcom Computer's EDU v5.0 Education Management System and is delivered to viewers via the Mystaru platform. The multimedia content is produced using Adobe Flash(r) video synchronized presentations and demonstrative video clips. Users can view multimedia performing training presentations that include downloadable video files of course materials and are then able to upload their own video files to teachers for analysis, which affords users the opportunity to have questions answered by course teachers. MyStarU.com, Inc. intends to use this new capability to reach hundreds of thousands of young people who are interested in entering the performing arts, music and movie industries. Mystaru's goal is to deliver education content online without meaningful limitations or restrictions. MyStarU.com, Inc. will begin to charge users a monthly fee of $20 for each end-user starting on January 1, 2007. We believe this new service offering will add one more substantial revenue stream for us, forecasted to be 60,000 users in 2007. We are also working with a main talent management firm and production companies in Hong Kong and the PRC to adapt their platforms specifically to suit the unique needs of the artists' talent market.

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

(See details under “Business Partnership Developments” above.)

Results of Operations

Income Statement Items

The following table summarizes the results of our operations during the three months ended March 31, 2007 and 2006 and provides information regarding the dollar and percentage increase or (decrease) from the current fiscal period to the prior fiscal period:

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31		Increase/	Percentage Increase
	2007	2006	(Decrease)	(Decrease)
	(Restated)	(Restated)

Net revenues	3,433,350	3,771,818	(338,468)	(9)%
Cost of sales	3,132,338	832,827	2,299,511	276%
Gross profit	301,012	2,938,991	(2,637,979)	(90)%
Operating expenses	3,198,967	1,807,177	1,391,790	77%
(Loss) Income from operations	(2,897,955)	1,131,814	(4,029,769)	(356)%
Other income (loss)	5,208	(8,318)	13,526	(163)%
Provision for income tax	(286)	-	(286)	(100)%
Minority interest in loss of subsidiary	181,923	-	181,923	100%
(Loss) from continued operations	(2,711,110)	1,123,496	(3,834,606)	(341)%
Net (loss) from discontinued operations	-	(239,775)	239,775	(100)%
Net (loss) income	(2,711,110)	883,721	(3,594,831)	(407)%
Other comprehensive loss	(1,017)	(3)	(1,014)	N/A
Comprehensive income	(2,712,127)	883,718	(3,595,845)	(407)%

Earnings (loss)per common shares
-Basic	$(0.02)	$0.01
- Fully diluted	$(0.02)	$0.01

Weighted average common share Outstanding
-Basic	117,363,549	82,455,000
- Fully diluted	117,363,549	92,455,000

Revenues decreased by $338,468 due primarily to:

Revenues recorded at $3,433,350 for the three months ended March 31, 2007 compared to $3,771,818 for the same period ended March 31, 2006. The decrease of $338,468 is due primarily to the enormous decrease in the integrated communications network solutions segment, although there is an increase in sales and numbers of subsidiaries in different segments of income. Now, we have three new segments of income compared for the same period ended March 31, 2006. The import and export trading generated $1,670,720, the royalty income from the movie copyrights generated $671,776 and the provision of internet corporate video services generated $730,854.

Costs of Sales increased by $2,299,511 due primarily to:

Costs of sales were $3,132,338 for the three months ended March 31, 2007 compared to $832,827 for the same period ended March 31, 2006. Costs of Sales included cost of goods in trading, depreciation and other cost of sales. Cost of trading included all the costs that Panyu M&M incurred in their import and export trading activities in the amount of $1,610,382. Depreciation represented the depreciation and amortization of software, websites and copyrights of movies, which related to the revenue of the Company, amounted to $1,262,142. Other costs of sales were the purchase of various contents and other later stage of production from raw contents and costs associated with the performance of our communication services totaling $59,783.

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

Six Months Ended March 31,
2007 and 2006 (Unaudited)

	Six Months Ended March 31 December 31		Increase/ Increase	Percentage Increase
	2007	2006	(Decrease)	(Decrease)
	(Restated)	(Restated)
Net revenues	$9,397,481	$8,099,917	$1,297,564	16%
Cost of sales	6,459,101	1,983,681	4,475,420	226%
Gross profit	2,938,380	6,116,236	(3,177,856)	(52)%
Operating expenses	6,115,209	3,234,871	2,880,338	89%
Income (Loss) from operations	(3,176,829)	2,881,365	(6,058,194)	(210)%
Other income	26,788	2,387	24,401	(1,022)%
Provision for income taxes	(1,159)	-	(1,159)	(100)%
Minority interest in income of subsidiary	(319,014)	-	(319,014)	-
(Loss) Income from continued operations	(3,470,214)	2,883,752	(6,353,966)	(220)%
Net (loss) from discontinued operations	-	(239,775)	239,775	100%
Net (loss) income	(3,470,214)	2,643,977	(6,114,191)	(231)%
Other comprehensive income	5,877	-	5,877	100%
Comprehensive (loss) income	(3,464,337)	2,643,977	(6,108,314)	(231)%

(Loss) earnings per common share
-Basic	$(0.03)	0.03
- Fully diluted	$(0.03)	0.03

Weighted average common shares Outstanding
-Basic	$117,363,549	$80,040,000
- Fully diluted	117,363,549	90,040,000

Revenues increased $1,297,564 due primarily to:

Revenues were recorded at $9,397,481 for the six months ended March 31, 2007 compared to $8,099,917 for the same period ended March 31, 2006. The increase of $1,297,564 is due primarily to the increase in sales and numbers of subsidiaries in different segments of income. Currently, we have three new segments of income compared for the same period ended March 31, 2006. The import and export trading generated $3,708,980, the royalty income from the movie copyrights generated $792,389 and the provision of internet corporate video services generated $3,357,012. The new segment of business brings significant increase of income to the Company.

As of March 31, 2006, we had signed sales contracts with approximately six major clients, which generated total revenue of $8,099,917 to the Company and represented 97% of our total revenue. The loss of these customers, individually or in the aggregate, could have a material impact on our results of operations. The sales contracts have proven out our current business model and have shown us that we have customer acceptance for our products in the PRC telecommunications market. It is our present expectation that the integrated Internet and value-added telecommunication service market that we serve is an expanding market in the PRC and our customer base and number of sales contracts should increase in fiscal year 2007.

During the six months ended March 31, 2007 and 2006, sales of Total Solution System to Taikang Capital Managements Corporation, an affiliate of the Company, amounting to $720,000 were classified as Related Party Transactions.

Costs of Sales increased $4,475,420 due primarily to:

Costs of sales were $6,459,101 for the six months ended March 31, 2007, compared to $1,983,681 for the same period ended March 31, 2006. Costs of Sales included purchase of various contents and other later stage production from raw contents and costs associated with the performance of our communication services. The increase of $4,475,420 was due primarily to the increase in number of our subsidiaries, of which $3,641,220 is used for our import and export trading segment.

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

OVERALL

We reported net loss for the six months ended March 31, 2007 of $3,470,214. This translates to overall per-share loss of $0.03 for the six months ended March 31, 2007.

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

Net cash used in operations for the six months ended March 31, 2007 was $1,184,538. In the future, we may use cash in our operations due to the continuing implementation of our business model and increased expenses from costs associated with being a public company.

Net cash used in investing activities for the six months ended March 31, 2007 was $8,153 and was used in adding new computers and office equipment.

The Company issued 14,700,000 shares to purchase three websites named mystaru.com, icurls.com and goongreen.org. The total amount of consideration was equal to $2,619,000 and was classified and recorded under the category of property, plant and equipment.

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

Operating Risk

Currently, the Company's revenues are derived from four segments related to integrated communications network solutions, imports and export trading, royalty income from movie copyrights and membership income from websites. The Company hopes to expand its operations to countries outside the PRC, however, such expansion has not been commenced and there are no assurances that the Company will be able to achieve such an expansion successfully. Therefore, a downturn or stagnation in the economic environment of the PRC could have a material adverse effect on the Company's financial condition.

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

Our Future Performance Is Dependent On Our Ability To Retain Key Personnel

Our future success depends on the continued services of executive management in the PRC. The loss of any of their services would be detrimental to us and could have an adverse effect on our business development. We do not currently maintain key-man insurance on out executives. Our future success is also dependent on our ability to identify, hire, train and retain other qualified managerial and other employees. Competition for these individuals is intense and increasing.

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

MYSTARU.COM, INC.

Date: January 7, 2009	By:	/s/ Alan R. Lun
Alan R. Lun
President and CEO
(Principal Executive Officer)

Date: January 7, 2009	By:	/s/ James Crane
James T. Crane
Chief Financial Officer (Principal Financial and Accounting Officer)