Form 10-Q/A
period 2007-06-30
MyStarU.com,Inc.
filed 2009-01-07
CIK 1139570

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

TELECOM COMMUNICATIONS, INC.
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

TABLE OF CONTENTS

		Page

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheet as of June 30, 2007	2

	Condensed Consolidated Statements of Income and Comprehensive Income for the Nine and Three Months Ended June 30, 2007 and 2006	3

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2007 and 2006	4

	Notes to Condensed Consolidated Financial Statements	5

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	21

ITEM 3(A)(T).	CONTROLS AND PROCEDURES	36

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	37

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	37

ITEM 3	DEFAULTS UPON SENIOR SECURITIES	37

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	37

ITEM 5.	OTHER INFORMATION	37

ITEM 6.	EXHIBITS	37

SIGNATURES		38

Explanatory Note:

This Quarterly Report on Form 10-QSB/A is being filed as Amendment No. 1 to our Quarterly Report on Form 10-QSB which was originally filed with the Securities and Exchange Commission (“SEC”) on August 21, 2007. We are filing this form 10-QSB/A to restate our financial statements for the fiscal quarter ended June 30, 2007 to reflect a change in the accounting treatment of the estimated useful life of our website, www.subaye.com.

In addition, we are including currently dated Sarbanes Oxley Act Section 302 and Section 906 certifications of the Chief Executive Officer and Chief Financial Officer that are attached to this Form 10-QSB/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

For the convenience of the reader, this Form 10-QSB/A sets forth the entire Form 10-QSB, which was prepared and relates to the Company as of June 30, 2007. However, this Form 10-QSB/A only amends and restates the items described above to reflect the effects of the restatement and no attempt has been made to modify or update other disclosures presented in our June 30, 2007 Form 10-QSB. Accordingly, except for the foregoing amended information, this Form 10-QSB/A continues to speak as of August 21, 2007 (the original filing date of the June 30, 2007 Form 10-QSB), and does not reflect events occurring after the filing of our June 30, 2007 Form 10-QSB and does not modify or update those disclosures affected by subsequent events. Forward looking statements made in the June 30, 2007 Form 10-QSB have not been revised to reflect events, results or developments that have become known to us after the date of the original filing (other than the current restatements described above), and such forward looking statements should be read in their historical context. Unless otherwise stated, the information in this Form 10-QSB/A not affected by such current restatements is unchanged and reflects the disclosures made at the time of the original filing.

PART I - FINANCIAL INFORMATION

MYSTARU.COM, INC. AND SUBSIDIARIES
(Formerly known as Telecom Communications, Inc.)
CONDENSED CONSOLIDATED BALANCE SHEET
June 30, 2007

Unaudited (Restated)
ASSETS
Current assets:
Cash	$1,171,917
Accounts receivable - related company	525,641
- others, less allowance for bad debts of $3,319,188	6,278,855
Due from related companies	197,658
Prepaid expenses	3,328,588
Other current assets	386,187

Total Current Assets	11,888,846

Property, plant and equipment, net	11,353,185
Intangible assets	1,672,106
Total Assets	$24,917,137

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,138,258
Accrued expenses	35,788
Other current liabilities	1,124,966

Total Current Liabilities	2,299,012

Total Liabilities	2,299,012

Minority interest in consolidated subsidiary	3,367,784

Commitments and contingencies (refer to note 10 )	-

Stockholders' equity :
Preferred stock ($0.001 Par Value: 50,000,000 shares authorized;
no shares issued and outstanding)	-
Common stock ($0.001 Par Value: 300,000,000 shares authorized;
123,088,000 shares issued and outstanding)	123,088
Additional paid in capital	20,392,249
Deferred stock-based compensation	(1,443,000)
Accumulated other comprehensive income	8,285
Retained earnings	166,719
Total Stockholders’ Equity	19,247,341
Total Liabilities and Stockholders’ Equity	$24,917,137

The accompanying notes are an integral part of the condensed consolidated financial statements.

MYSTARU.COM, INC. AND SUBSIDIARIES
(Formerly known as Telecom Communications, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Nine Months Ended		Three Months Ended
	June 30		June 30
	2007	2006	2007	2006
	(Restated)	(Restated)	(Restated)	(Restated)
Revenue
Net Revenue - affiliate	$1,080,000	$1,080,000	$360,000	$360,000
- others	15,711,961	9,799,607	7,034,480	2,419,690
Total Revenue	16,791,961	10,879,607	7,394,480	2,779,690
Cost of sales
Depreciation	3,952,841	1,381,624	1,682,638	446,593
Other cost of sales	7,381,690	1,523,270	3,192,792	474,620
	11,334,531	2,904,894	4,875,430	921,213
Gross Profit	5,457,430	7,974,713	2,519,050	1,858,477
Operating Expenses:
Allowance for bad debts	3,267,636	(170,190)	237,587	(1,147,264)
Depreciation	79,750	75,482	26,807	39,109
Salaries	575,735	392,811	239,950	5,871
Stock-based compensation expenses	2,062,363	2,676,005	355,209	1,101,030
Other selling and administrative expenses	1,674,254	438,775	684,976	179,266
Total operating expenses	7,659,738	3,412,883	1,544,529	178,012
(Loss) income from operations	(2,202,308)	4,561,830	974,521	1,680,465
Other income and (expenses)
Interest income	3,763	2,541	829	153
Other income (expenses)	24,080	-	226	-
Total other income (expenses)	27,843	2,541	1,055	153
(Loss) income from operations before income tax	(2,174,465)	4,564,371	975,576	1,680,618
Income tax	(1,440)		(281)	0
(Loss) income from continuing operations before minority interest	(2,175,905)	4,564,371	975,295	1,680,618
Minority interest in (income) loss of subsidiary	(196,637)	-	122,380	-
(Loss) income from continuing operations	(2,372,542)	4,564,371	1,097,675	1,680,618

(Loss) income from discontinued operations
Gain on disposal of subsidiary	-	295,533	-	295,533
(Loss) from discontinued operations	-	(239,776	-	-
Net income from discontinued operations	-	55,757	-	295,533
Net (loss) income	(2,372,542)	4,620,128	1,097,675	1,976,151
Other comprehensive income
Foreign currency translation difference	8,038	3	2,503	(3)
Comprehensive (loss) income	$(2,364,504)	$4,620,131	$1,100,178	$1,976,151
(Loss) Earnings per Common Share:
Discontinued operations
Basic	$-	$0.0007	$-	$0.0006
Fully Diluted	$-	$0.0006	$-	$0.0005
Continued operations
Basic	$(0.02)	$0.056	$0.01	$0.0006
Fully Diluted	$(0.02)	$0.052	$0.01	$0.0005
Weighted Average Common Share:
Outstanding- Basic	119,271,700	82,040,000	123,088,000	88,353,000
Outstanding- Fully Diluted	119,271,700	88,921,000	123,088,000	88,353,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

MYSTARU.COM, INC. AND SUBSIDIARIES
(Formerly known as Telecom Communications, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2007 AND 2006

	2007	2006
	Restated (Unaudited)	Restated (Unaudited)
Cash Flows From Operating Activities
Net (Loss) Income	$(2,372,542)	4,620,128
Adjustments to Reconcile Net (Loss) Income to Net Cash Used In Operating Activities:
Minority Interest	196,637	-
Depreciation	4,032,591	1,457,106
Bad Debt Expense	3,267,636	(170,190)
Amortization of Stock Based Compensation	2,062,363	2,676,005
Changes in Operating Assets and Liabilities:
Accounts Receivable	(5,459,370)	(5,343,001)
Other Assets	(330,816)	-
Prepaid Expenses	(781,633)	(812,043)
Accounts Payable and Accrued Expenses	(1,200,566)	(611,283)
Net Cash (Used in) Provided By Operating Activities	(585,700)	1,816,722

Cash Flows From Investing Activities:
Cash Received From Acquisition	-	82,253
Sales Proceeds From Disposal of Subsidiary	-	9,454
Purchase of Property and Equipment	(8,153)	(3,273,085)
Net Cash Used In Investing Activities	(8,153)	(3,181,378)

Cash Flows From Financing Activities
Repayments to Related Party	(57,854)	-
Repayments on Lease Agreement	-	(10,199)
Proceeds From Loan	-	226,410
Proceeds From Issuance of Common Stock	695,000	-
Net Cash Flows Provided by Financing Activities:	637,146	216,211

Effect of Exchange Rate Changes on Cash	(82,918)	3

Net Decrease in Cash	(39,625)	(1,148,442)

Cash - Beginning of Period	1,211,542	2,000,847

Cash - End of Period	$1,171,917	$852,405

Supplemental Disclosure of Cash Flow Information:
Taxes Paid	$-	$-
Interest Paid	$-	$-
Non Cash Investing and Financing Activities:
Common Stock Issued in Lieu of Cash Payment of Accounts Payable	$705,000	$-
Issuance of Stock for Services, Deferred Compensation	$415,500	$2,210,000
Acquisition of Websites Through Issuance of Common Stock	$2,619,000	$-

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

3G DYNASTY INC.

On February 21, 2005, the Company formed 3G Dynasty Inc. (“3G Dynasty”), a wholly-owned subsidiary of the Company, in the British Virgin Islands. 3G Dynasty commenced its business on April 1, 2005 and ceased its principal activity which was providing entertainment content for 3G mobile and internet use during the nine months ended June 30, 2007.

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

On June 28, 2006, MyStar subscribed and obtained a direct 53.92% equity interest in Subaye by purchasing the common shares of Subaye through its subsidiary Alpha. Subaye became the subsidiary of MyStar, and Subaye holds 100% of the shares of its subsidiary, Guangzhou Panyu Metals & Minerals Import and Export Co. Limited, through which it purchased a website called Subaye.com (refer to note 10 for the website acquisition). Subaye is a Chinese Internet corporate video provider through www.Subaye.com. Subaye offers a unique Chinese language corporate video sharing platform for both users and customers. On October 1, 2006, Subaye.com transferred 100% of the shares of Panyu M&M to MyStarU.

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

MYSTARU.COM, INC. AND SUBSIDIARIES
(Formerly known as Telecom Communications, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2007

On May 16, 2007, Subaye.com, Inc. issued 1,150,000 shares at a price of $2.00 per share to MyStar, for a total consideration of $2,300,000, which was paid by note payable of $1,000,000, accrued interest of $80,000 and cash of $1,220,000. As a result of these transactions, MyStar holds a direct 64.6% equity interest in Subaye.

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

MYSTARU.COM, INC. AND SUBSIDIARIES
(Formerly known as Telecom Communications, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2007

The Company delegated 10 business agents over the PRC to deal with the operations of the website www.Subaye.com. Membership fees will be collected by the agents and then paid back to the Company within 90 days. The Company recognized the income at the end of the month and recorded the outstanding membership fees from business agents as accounts receivable.

Amortization of Copyrights - The Company amortizes the License and Agreement asset for the films using the individual-film-forecast-computation method, in accordance with the Statement of Position (“SOP”) 00-2, which amortizes or accrues (expenses) such costs in the same ratio that current period actual revenue (numerator) bears to estimated remaining unrecognized ultimate revenue as of the beginning of the current fiscal year (denominator). The Company began amortization of the capitalized movies in 2006, when the Company began to recognize revenue from the films. Amortization related to the movies was $1,146,510 for the nine month period ended June 30, 2007, which amounts were included in cost of sales.

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

Use of estimates - The preparation of the Company’s financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The financial statements include some amounts that are based on management’s best estimates and judgments. The most significant estimates relate to allowance for uncollectible accounts receivable, depreciation, intangible asset valuations and useful lives, goodwill impairments, taxes and contingencies. These estimates may be adjusted as more current information becomes available, and any adjustment could be significant.

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

4. Stock Transactions

On October 3, 2006, MystarU issued 4,000,000 shares at a price of $0.20 per share, resulting in consideration equivalent to $800,000, to World-East Corporation Ltd., for purchasing 100% of the website www.mystaru.com.

On October 20, 2006, MyStarU issued 5,300,000 shares at a price of $0.17 per share to Bloomen Ltd. Corporation Ltd. for purchasing 100% of Website www.icurls.com, resulting in total consideration equal to $901,000.

On October 20, 2006, MyStarU issued 5,400,000 shares at a price of $0.17 per share, resulting in consideration equal to $918,000, to China IPTV Industry Park Holdings Ltd. for purchasing 100% of the website www.goongreen.org.

On October 31, 2006, MyStarU issued 5,000,000 shares at a price of $0.14 per share, resulting in consideration equal to $700,000, to Mr. LeYi Yang on behalf of IC Star, of which $5,000 was paid for the settlement of the accounts payable related to movie copyrights, while $695,000 was settled in cash.

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

Concentrations in Accounts Receivable - June 30, 2007, four accounts receivable each of which accounted for more than 10% of the Company’s total accounts receivable with total amounts of $5,635,293, represented 52% of total accounts receivable in the aggregate.

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
(Restated)
Sales of products to:

TaiKang Capital Management Corporation	$1,080,000

8. Property, Plant and Equipment

a) Summary of plant and equipment
   Plant and equipment, which are located in the PRC, consisted of the following:

June 30 2007
(Restated)
At cost:
Computer equipment	$157,516
Computer software	8,580,015
Web sites	8,526,184
Motor vehicles	168,121
Furniture, fixtures and equipment	27,412
Leasehold improvements	163,676
Total	17,622,924
Less: accumulated depreciation and amortization	(6,269,739)
Total net book value	$11,353,185

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

Goongreen.org -MyStar acquired a website through the issuance of 5,400,000 shares to China IPTV Industry Park Holdings Ltd. on October 20, 2006. The total cost of the website recorded as the acquisition cost on MyStar’s books was $918,000.

9. Minority interest

Minority interest represents the minority stockholders’ proportionate share of 35.4% of the equity of Subaye.com, Inc. The Company’s 64.6% controlling interest requires that Subaye.com’s operations be included in the Consolidated Financial Statements. The 35.4% equity interest of Subaye.com that is not owned by the Company is shown as “Minority interests in consolidated subsidiaries” as of June 30, 2007 at $3,367,784. In addition, 200,000 Series A Convertible Preferred stock outstanding in Subaye.com is shown as minority interests at $780,000. This stock is convertible into 400,000 shares of common stock, at a conversion rate of two shares of common stock for every one share of preferred stock.

June 30 2007
(Restated)

MI of minority stockholders	$2,587,784
MI of preferred stock	780,000

Minority interest in consolidated subsidiaries	$3,367,784

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

The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The accounting policies of the business segments are the same as those described in “Note 1: Summary of Significant Accounting Policies.” The following tables show the operations of the Company’s reportable segments:

Nine months ended June 30, 2007 (Restated)	Integrated communications network solutions	Import and export trading	Royalty income from film copyrights	Provision of internet corporate video services	Corporate/ Others	Consolidated Total
Net sales	$1,899,100	$6,744,760	$3,862,310	$4,285,791	$-	$16,791,961
Cost of sales	1,901,041	6,620,945	1,415,305	1,397,240	-	11,334,531
Segment income (loss) before taxes	(2,614,314)	(2,121)	1,989,041	1,465,403	(3,012,474)	(2,174,465)
Segment assets	6,122,235	2,362,254	7,378,774	6,857,713	2,196,161	24,917,137
Expenditures for segment assets	$20,435	$-	$798,239	$-	$1,819,000	$2,637,674

MYSTARU.COM, INC. AND SUBSIDIARIES
(Formerly known as Telecom Communications, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2007

Nine months ended June 30, 2006	Integrated communications network solutions	Import and export trading	Royalty income from film copyrights	Provision of internet corporate video services	Corporate/ Others	Consolidated Total
Net sales	$10,879,607	$-	$-	$-	$-	$10,879,607
Cost of sales	2,573,644	-	-	-	331,250	2,904,894
Segment income (loss) before taxes	8,439,676	-	(90,165)	-	(3,785,140)	4,564,371
Segment assets	9,892,207	-	105,509	6,674,879	4,166,891	20,839,486
Expenditures for segment assets	$-	$-	$-	$-	$-	$-

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

In connection with the 300,000 shares of the Company’s common stock issued on Nov 27, 2006 to Mary Kratka for the Company's promotion fee at price of $.26 per share for a total consideration equal to $78,000, the shares are being amortized over three months with a stock-based compensation expense of $26,000 each month. The total stock-based compensation expense for the nine months ended June 30, 2007 was $78,000.

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

14. RESTATEMENT OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the course of the Company's audit for the year ended September 30, 2007, the Company determined the estimated useful life of its website, www.subaye.com, was 36 months.  The Company's September 30, 2007 financial statements included amortization of the website over 36 months.  However, the Company's previously issued financial statements for the nine and three months ended June 30, 2007 included amortization over a 60 month useful life. The Company has recorded an increase in the amortization of the www.subaye.com website for the nine and three months ended June 30, 2007 in order to present financial results using the 36 month useful life.  Accordingly, the Company has restated its previously issued financial statements as of and for the nine and three months ended June 30, 2007.

In addition, the  Company has reclassified certain items on the cashflow statements to conform with the direct method of presentation.  These reclassifications did not affect the opening or ending cash balances.

The accompanying balance sheet as of June 30, 2007, and the related statements of operations, and cash flows for the nine and three months ended June 30, 2007 have been restated to reflect the correction of this matter.

The following tables present the impact of the above mentioned adjustments to the financial statement information:

MYSTARU.COM, INC.
BALANCE SHEET
June 30, 2007

	As Previously Stated	Adjustments	As Restated

Current Assets:
Cash	$1,171,917	-	$1,171,917
Accounts Receivable, Related Party	525,641	-	525,641
Accounts Receivable, Less Allowances for Doubtful Accounts	6,278,855	-	6,278,855
Due From Related Parties	197,658	-	197,658
Prepaid Expenses	3,328,588	-	3,328,588
Other Current Assets	386,187	-	386,187

Total Current Assets	11,888,846	-	11,888,846

Property and Equipment, Net of Accumulated Depreciation	11,910,819	(557,634)	11,353,185

Intangible Assets	1,672,106	-	1,672,106

TOTAL ASSETS	$25,471,771	(557,634)	$24,917,137

LIABILITIES & STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$1,138,258	-	$1,138,258
Accrued Expenses	35,788	-	35,788
Other Current Liabilities	1,124,966	-	1,124,966

Total current liabilities	2,299,012		2,299,012

Total Liabilities	2,299,012		2,299,012

Minority Interest in Consolidated Subsidiary	3,614,925	(247,141)	3,367,784

Commitment and Contingencies

Stockholders' Equity:
Preferred Stock: $0.001 Par Value, Authorized: 50,000,000 Shares, 0 Shares Issued and Outstanding	-	-	-
Common Stock: $0.001 Par Value, Authorized 300,000,000 Shares, 123,088,000 Shares Issued and Outstanding	123,088	-	123,088
Additional Paid-in Capital	20,392,249	-	20,392,249
Deferred Stock Based Compensation	(1,443,000)		(1,443,000)
Accumulated Other Comprehensive Income	8,285	-	8,285
Retained Earnings	477,212	(310,493)	166,719

Total Stockholders’ Equity	19,557,834	(310,493)	19,247,341

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,471,771	$(557,634)	$24,917,137

MYSTARU.COM, INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND CHANGES IN COMPREHENSIVE LOSS
FOR THE NINE MONTHS ENDED JUNE 30, 2007

	As Previously Stated	Adjustment	As Restated

Total Revenues	$16,791,961	-	$16,791,961

Cost of Sales	10,776,897	557,634	11,334,531

Gross Profit	6,015,064	(557,634)	5,457,430

Operating Expenses:
Allowance for Bad Debts	3,267,636	-	3,267,636
Depreciation	79,750	-	79,750
Salaries	575,735	-	575,735
Stock Based Compensation	2,062,363	-	2,062,363
Selling, General and Administrative	1,674,254	-	1,674,254

Total Operating Expenses	7,659,738	-	7,659,738

Loss From Operations	(1,644,674)	(557,634)	(2,202,308)

Other Income and Expenses	27,843	-	27,843

Net Loss From Continuing Operations Before Income Taxes	(1,616,831)	(557,634)	(2,174,465)

Provision for Income Taxes	(1,440)	-	(1,440)

Net Loss Before Minority Interest	(1,618,271)	(557,634)	(2,175,905)

Minority Interest in Income of Subsidiary	(443,778)	247,141	(196,637)

Net Loss	(2,062,049)	(310,493)	(2,372,542)

Foreign Currency Translation Adjustment	8,038	-	8,038

Comprehensive Loss	$(2,054,011)	$(310,493)	$(2,364,504)

Net Loss Per Common Share – Basic	$(0.02)		$(0.02)

Net Loss Per Common Share – Diluted	$(0.02)		$(0.02)

Basic Weighted Average Number of Common Shares	119,271,700		119,271,700

Diluted Weighted Average Number of Common Shares	119,271,700		119,271,700

MYSTARU.COM, INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND CHANGES IN COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED JUNE 30, 2007

	As Previously Stated	Adjustment	As Restated

Total Revenues	$7,394,480	-	$7,394,480

Cost of Sales	4,689,552	185,878	4,875,430

Gross Profit	2,704,928	(185,878)	2,519,050

Operating Expenses:
Allowance for Bad Debts	237,587	-	237,587
Depreciation	26,807	-	26,807
Salaries	239,950	-	239,950
Stock Based Compensation	355,209	-	355,209
Selling, General and Administrative	684,976	-	684,976

Total Operating Expenses	1,544,529	-	1,544,529

Income From Operations	1,160,399	(185,878)	974,521

Other Income and Expenses	1,055	-	1,055

Net Income From Continuing Operations Before Income Taxes	1,161,454	(185,878)	975,576

Provision for Income Taxes	(281)	-	(281)

Net Income Before Minority Interest	1,161,173	(185,878)	975,295

Minority Interest in Loss of Subsidiary	46,727	75,653	122,380

Net Income	1,207,900	(110,225)	1,097,675

Foreign Currency Translation Adjustment	2,503	-	2,503

Comprehensive Income	$1,210,403	$(110,225)	$1,100,178

Net Loss Per Common Share – Basic	$0.02		$0.01

Net Loss Per Common Share – Diluted	$0.02		$0.01

Basic Weighted Average Number of Common Shares	123,088,000		123,088,000

Diluted Weighted Average Number of Common Shares	123,088,000		123,088,000

MYSTARU.COM, INC.
CONSOLIDATED STATEMENT OF CASHFLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2007

	As Previously Stated	Adjustment	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,062,049)	$(310,493)	$(2,372,542)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Minority Interest	443,778	(247,141)	196,637
Depreciation	3,474,957	557,634	4,032,591
Bad Debt Expense	3,267,636	-	3,267,636
Amortization of Stock Based Compensation	2,062,363	-	2,062,363
Changes in Operating Assets and Liabilities:
Accounts Receivable	(5,459,370)	-	(5,459,370)
Due From Related Companies	(330,816)		(330,816)
Prepaid and Other Current Assets	(781,633)	-	(781,633)
Accounts Payable	(1,200,566)	-	(1,200,566)

Net Cash Used in Operating Activities	(585,700)	-	(585,700)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of Property and Equipment	(8,153)	-	(8,153)

Net Cash Used in Investing Activities	(8,153)	-	(8,153)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments to Related Party	(57,854)	-	(57,854)
Proceeds From Issuance of Common Stock	695,000	-	695,000

Net Cash Provided By Financing Activities	637,146	-	637,146

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(82,918)	-	(82,918)

DECREASE IN CASH	(39,625)		(39,625)

CASH AT BEGINNING OF PERIOD	$1,211,542		$1,211,542

CASH AT END OF PERIOD	$1,171,917		$1,171,917

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

During the year ended September 30, 2006, we signed sales contracts with five major clients, which generated revenues in the amount of $12,678,107 to the Company, which represented 82% of our total revenue. The loss of these customers, individually or in the aggregate, could have a material impact on our results of operations. The sales contracts validate our current business model and are a strong indication that we have customer acceptance for our products in the PRC telecommunications market. It is our present expectation that the integrated internet and value-added telecommunication service market that we serve is an expanding market in the PRC and our customer base and number of sales contracts should increase in fiscal year 2007.

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

Subaye.com − Internet corporate video provider

Subaye.com, Inc. is a PRC-based internet corporate video provider, offering a unique Chinese language corporate video sharing platform for both users and customers. We focus on our potential users in the PRC that demand publishing and sharing their corporate video content on-line. Our platform consists of our websites and Subaye alliance network, which is our network of third-party websites.

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

On October 3, 2006 the Company acquired MyStarU.com, Inc. (“Mystaru”), which runs a website (http://www.mystaru.com) dedicated to performing arts education. Mystaru's content launch includes ten hours of multimedia performing education courses developed by our business partner Stareastnet ( http://www.stareastnet.com ). The content draws on the popularity of Stareastnet's unique 30−minute presentation concept. Stareastnet has been producing artist profiles since 1999, and delivers several live seminars each year.

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

The website generates revenues through monthly basic membership fees, which we share with our franchisees. In this quarter, MyStarU.com, Inc. has successfully launched a franchise program and sold five master franchise licenses, license fees of $1,000,000 in a one-time offer, signifying the successful progress of the online education franchise program.

MyStarU.com, Inc. is also working with vocational education companies and Subaye.com 's 10,000 SME members in China to adapt their platforms specifically to suit the unique needs of the vocational education market. Mystaru is in co-operation with Sohu.com ( http://yule.sohu.com/s2006/bogeboqjhhx/ ) for promotion and marketing services.

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

In the past three years, the Chinese film market posted an average of 30% annual growth rate. We believe this market will continue significant growth, based on the results of our research.

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

3. Many internet users in the PRC seek entertainment.

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

Our investment in our second film in China, "BIG MOVIE 2.0" has been finalized. "BIG MOVIE 2.0" is scheduled to screen in September through October of 2007 nationwide in China. Under the investment agreement, Mystaru.com, Inc. exclusively owns the Internet license and copyright of BIG MOVIE 2.0.

4. Continued growth of the mystaru.com website.

As described in “Business Partnership Developments” above, we expect continued growth in users and revenue as we enhance the products and services through our www.mystaru.com website.

Results of Operations

 Income Statement Items

The following table summarizes the results of our operations during the three months ended June 30, 2007 and 2006 and provides information regarding the dollar and percentage increase or (decrease) from the current fiscal period to the prior fiscal period:

	Three Months Ended June 30		Increase/	Percentage Increase/
	2007	2006	(Decrease)	(Decrease)
	Restated	Restated
	(Unaudited)	(Unaudited)
Net revenues	7,394,480	2,779,690	4,614,790	166%
Cost of sales	4,875,430	921,213	3,954,217	429%
Gross profit	2,519,050	1,858,477	660,573	36%
Operating expenses	1,544,529	178,012	1,366,517	768%
Income from operations	974,521	1,680,465	(705,944)	(42)%
Other income	1,055	153	902	590%
Minority interest in (loss) income of subsidiary	122,380	-	122,380	100%
Income from continued operations	1,097,675	1,680,618	(582,943)	(35)%
Net income from discontinued operations	-	295,533	(295,533)	(100)%
Net income	1,097,675	1,976,151	(878,476)	(44)%
Other comprehensive income	2,503	(3)	2,506	N/A
Comprehensive income	1,100,178	1,976,148	(875,970)	(44)%

Earnings (loss)per common shares
-Basic	$0.01	$0.02
- Fully diluted	$0.01	$0.02

Weighted average common share Outstanding
-Basic	123,088,000	88,353,000
- Fully diluted	123,088,000	88,353,000

Revenues increased by $4,614,790 due primarily to:

Revenues recorded at $7,394,480 for the three months ended June 30, 2007 compared to $2,779,690 for the same period ended June 30, 2006. The increase of $4,614,790 is due primarily to the enormous increase in the royalty income from the movie copyrights segment and the import and export trading segment, although there was a decrease in the integrated communications network solutions segment. We now have three new segments of income compared to the same period ended June 30, 2007. The import and export trading generated $3,035,780, the royalty income from the movie copyrights generated $3,069,921 and the provision of internet corporate video services generated $928,779.

Costs of Sales increased by $3,954,217 due primarily to:

Costs of sales were $4,875,430 for the three months ended June 30, 2007 compared to $921,213 for the same period ended June 30, 2006. Costs of Sales included cost of goods in trading, depreciation and other cost of sales. Cost of trading included all the costs that Panyu M&M incurred in their import and export trading activities in the amount of $2,979,725. Depreciation represented the depreciation and amortization of software, websites and copyright of movies, which related to the revenue of the Company, amounted to $1,682,638. Other costs of sales were the purchase of various contents and other later stage of production from raw contents and costs associated with the performance of our communication services totaling $213,067.

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

Stock-Based Compensation Expense decreased by $745,821 due primarily to:

The stock-based compensation expense was $355,209 for the three months ended June 30, 2007 compared to $1,101,030 for the same period ended June 30, 2006. The difference of $745,821 is due to expiration of some consulting contracts.

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

Nine Months Ended June 30,
2007 and 2006 (Unaudited)

	Nine Months Ended June 30		Increase/	Percentage Increase/
	2007	2006	(Decrease)	(Decrease)
	Restated	Restated
	(Unaudited)	(Unaudited)
Net revenues	16,791,961	10,879,607	5,912,354	54%
Cost of sales	11,334,531	2,904,894	8,429,637	290%
Gross profit	5,457,430	7,974,713	(2,517,283)	(32)%
Operating expenses	7,659,738	3,412,883	4,246,855	124%
(Loss) income from operations	(2,202,308)	4,561,830	(6,764,138)	(148)%
Other income	27,843	2,541	25,302	996%
Minority interest in (loss) income of subsidiary	(196,637)	-	(196,637)	(100	) %
(Loss) Income from continued operations	(2,372,542)	4,564,371	(6,936,913)	(152)%
Net (loss) from discontinued operations	-	55,758	(55,758)	(100)%
Net (loss) income	(2,372,542)	4,620,129	(6,992,671)	(151)%
Other comprehensive income	8,038	3	8,035	N/A
Comprehensive (loss) income	(2,364,504)	4,620,132	(6,984,636)	(151)%

(Loss) earnings per common share
-Basic	$(0.02)	$0.06
- Fully diluted	$(0.02)	$0.05

Weighted average common shares Outstanding
-Basic	119,271,700	82,040,000
- Fully diluted	119,271,700	88,921,000

Revenues increased $5,912,354 due primarily to:

Revenues were recorded at $16,791,961 for the nine months ended June 30, 2007 compared to $10,879,607 for the same period ended June 30, 2006. The increase of $5,912,354 is due primarily to the increase in sales and numbers of subsidiaries in different segments of income. Currently, we have three new segments of income compared for the same period ended June 30, 2006. The import and export trading generated $6,744,760, the royalty income from the movie copyrights generated $3,862,310 and the provision of internet corporate video services generated $4,285,791. The new segment of business brings significant increase of income to the Company.

During the nine months ended June 30, 2007 and 2006, sales of Total Solution System to Taikang Capital Managements Corporation, an affiliate of the Company, amounting to $1,080,000 were classified as Related Party Transactions.

Costs of Sales increased $8,429,637 due primarily to:

Costs of sales were $11,334,531 for the nine months ended June 30, 2007, compared to $2,904,894 for the same period ended June 30, 2006. Costs of Sales included purchase of various contents and other later stage production from raw contents and costs associated with the performance of our communication services. The increase of $7,872,003 was due primarily to the increase in number of our subsidiaries, of which $6,620,945 is used for our import and export trading segment.

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

Other income increased $25,302 due primarily to:

The other income was $27,843 for the nine months ended June 30, 2007, compared to $2,541 for the same period ended June 30, 2006. The $27,843 includes interest income of $3,763 and other income of $24,080.

Corporate Taxes

Enterprise income tax in the PRC is generally charged at 33% of a company’s assessable profit, in which 30% is a national tax and 3% is a local tax. For foreign investment enterprises established in a Special Economic Zone or Coastal Open Economic Zone, and which are engaged in production-oriented activities, the national tax rate could be reduced to 15% or 24% respectively. Companies which are incorporated in the PRC are subject to a PRC enterprise income tax at the applicable tax rates on the taxable income as reported in their Chinese statutory accounts in accordance with the relevant enterprise income tax laws applicable to foreign enterprises. Pursuant to the same enterprise income tax laws, the subsidiaries are fully exempted from the PRC enterprise income tax for two years starting from the first profit-making year, followed by a 50% tax exemption for the next three years.

Income tax provision of $1,440 is provided for the three months ended June 30, 2007 and no provision for the PRC enterprise income tax had been made for the three months ended June 30, 2006. The Company had no assessable taxable income in the PRC, due to the fact that it is exempt from PRC tax, based on the statutory provisions granting a tax holiday for a two year period, as stated above, or for the Company’s operations, for the Company’s years ended September 30, 2005 and 2006. Based on the above statutory PRC tax provision, the Company believes that it is remote that any PRC tax liability will be due for the nine months ended June 30, 2007 and 2006.

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

OVERALL

We reported net loss for the nine months ended June 30, 2007 of $2,372,542. This translates to overall per-share loss of $0.02 for the nine months ended June 30, 2007.

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

Net cash used in operations for the nine months ended June 30, 2007 was $585,700. In the future, we may use cash in our operations due to the continuing implementation of our business model and increased expenses from costs associated with being a public company.

Net cash used in investing activities for the nine months ended June 30, 2007 was $8,153 and was used in adding new computers and office equipment.

The Company issued 14,700,000 shares to purchase three websites: www.mystaru.com, www.icurls.com and www.goongreen.org. The total amount of consideration was equal to $2,619,000 and was classified and recorded under the category of property, plant and equipment.

Net cash provided by financing activities for the nine months ended June 30, 2007 was $637,146. It represented the issuance of 10,000,000 shares of the Company's common stock, par value $.001 per share, for an aggregate purchase price of $1,400,000, in which $705,000 was used for the settlement of accounts payable for the movie copyrights and $695,000 was settled in cash. Additionally, $57,854 was repaid to a related party.

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

Exchange Risk

The Company generates revenue and incurs expenses and liabilities in Chinese renminbi (“RMB”), Hong Kong dollars and U.S. dollars. As a result, the Company is subject to the effects of exchange rate fluctuations with respect to any of these currencies. Since 1994, the official exchange rate for the conversion of RMB to U.S. dollars has generally been stable and the RMB has appreciated slightly against the U.S. dollar. On July 21, 2005, the People's Bank of China ("PBOC") announced a revaluation of the RMB, which immediately jolted international finance markets. PBOC said the RMB will no longer be pegged to the U.S. dollar and will be traded at a rate of 8.11 for the U.S. dollar. However, given recent economic instability and currency fluctuations in the world, the Company can offer no assurance that the RMB will continue to remain stable against the U.S. dollar or any other foreign currency. The Company's results of operations and financial condition may be affected by changes in the value of RMB and other currencies in which its earnings and obligations are denominated. The Company has not entered into agreements or purchased instruments to hedge its exchange rate risks, although the Company may do so in the future.

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

A Viable Trading Market for Our Common Stock May Not Develop

Our common stock is currently traded on the Over-the-Counter Bulletin Board under the symbol "MYST." The quotation of our common stock on the OTCBB does not assure that a meaningful, consistent and liquid trading market currently exists. We cannot predict whether a more active market for our common stock will develop in the future. In the absence of an active trading market:

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

ITEM 3.    CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for us. Based upon such officers' evaluation of these controls and procedures as of a date within 90 days of the filing of this Quarterly Report, and subject to the limitations noted hereinafter, the Certifying Officers have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in this Quarterly Report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

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