Form 10-K
period 2008-09-30
MyStarU.com,Inc.
filed 2009-01-13
CIK 1139570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-62236

MYSTARU.COM, INC.
 (Exact name of registrant as specified in its charter)

Delaware	35-2089848
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

6 North Twelfth Road
Country Garden
Shunde District
Foshan City, China 528312
(Address of principal executive offices) (Zip Code)

(86) 10 6702 6968
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.001 per share	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐  Yes    ☑  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
☐  Yes    ☑  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☑  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐  Yes    ☑  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Note – If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  163,364,316 shares of common stock as of January 6, 2009.

PART I

Item 1.  Business.

MyStarU.com, Inc., a Delaware corporation, together with its consolidated subsidiaries, is a fully integrated information and entertainment service provider to the business, internet, and consumer markets in the People’s Republic of China (the “PRC”). The Company was originally incorporated on January 6, 1997 in the State of Indiana under the corporate name MAS Acquisition XXI Corp. On December 21, 2000, the Company acquired Telecom Communications of America, a sole proprietorship in California, and changed its name to Telecom Communications, Inc. On February 28, 2005, the Company reincorporated in the State of Delaware by merging with a Delaware corporation of the same name. The surviving Delaware corporation succeeded to all of the rights, properties and assets and assumed all of the liabilities of the original Indiana corporation. On July 10, 2007, the Company changed its name from Telecom Communications, Inc. to MyStarU.com, Inc. The Company's common stock continues to be quoted under the symbol, “MYST.OB,” on the FINRA over-the-counter bulletin board (“OTCBB”) in the United States of America. As used in this report, the words  “MYST”,  “the Company”, “we”, “us” and “our” refer to MyStarU.com and its subsidiaries.

The consolidated financial statements presented are those of MyStarU.com, Inc., which have been prepared in accordance with accounting principles generally accepted in the United States of America. The results of operations are for the fiscal year ended September 30, 2008 and 2007, respectively. The Company’s financial statements contained herein were audited for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The Company’s accounting policies and certain other disclosures are set forth in the notes to the consolidated financial statements contained herein.

The consolidated financial statements of the Company reflect the activities of the parent and the following subsidiaries.

Subsidiaries	Countries Registered In	Percentage of Ownership
MyStarU Ltd.	Hong Kong, The People’s Republic of China	100.00%
3G Dynasty Inc.	British Virgin Islands	100.00%
Subaye.com	United States of America, Delaware	69.03%
Subaye IIP Limited	British Virgin Islands	69.03%
Guangzhou Panyu Metals & Materials Limited	The People’s Republic of China	100.00%
Guangzhou Subaye Computer Tech Limited	The People’s Republic of China	69.03%
Media Group International Limited	Hong Kong, The People’s Republic of China	69.03%

General Business Discussion

The Company operates in five distinct business segments:

1. Investments in Entertainment Arts Productions - The Company purchases and licenses or resells copyrights of entertainment-related assets.

2. Online Membership Services - The Company provides online content and member services for commercial use.

3. Software sales - The Company provides web-based and mobile software platforms.

4. Importing and exporting of goods - The Company conducts international trade using the PRC as its base of operations.

5. Media and Marketing Management - The Company coordinates product placement activities for filmmakers and advertisers within the entertainment arts industry of the PRC.

Investments in Entertainment Arts Productions

We generate income from the purchase and subsequent licensing or resale of copyrights for motion pictures, internet broadcasting, television broadcasting, DVD and other possible forms of reproductions of our copyrighted assets.

Big Movie

3G Dynasty began the theatrical screening of the film BIG MOVIE (http://ent.sina.com.cn/f/m/bigmovie/index.shtml) in 400 theaters throughout the PRC beginning on December 29, 2006 and running through January 20, 2007. The “Investments in Entertainment Arts” business segment is committed to bringing a variety of unique titles to the Chinese market. Our first release, BIG MOVIE, a joint venture with Hua Xia Films Distributions Limited Beijing, is a template for the future distribution of film in the PRC by MYST.   3G Dynasty is also working with SINA Corp. (Nasdaq: SINA) for movie promotion and marketing services.

Other Copyrights

We currently hold copyrights for 4 additional motion pictures which are presently in production with our production partners. However, the governmental approval process for release of these additional motion pictures is not yet complete. We also hold 1 internet broadcast copyright for Big Movie 2, which began generating revenue in July 2008.  During the three months ended September 30, 2008, Big Movie 2 generated $238,790 in revenues for 3G Dynasty.  Additionally, we hold  113 internet broadcast copyrights that we expect to begin generating revenue in 2009.  However, we may also license or resell these copyrights and any of our other copyrights for motion pictures, internet broadcasting, television broadcasting, DVD rights and any overseas rights.

We believe our subsidiary, 3G Dynasty, has made and continues to make sound investments in entertainment arts productions in the PRC and is well positioned for continued growth in a fast-paced market. 3G Dynasty began to establish a film distribution network with the purchase of the copyrights to certain films in March 2006. 3G Dynasty distributes films through multiple distribution channels into the PRC film market, including through the internet, mobile phone, TV, DVD and theatrical screenings in cinemas across the PRC. We will continue to make investments to establish our distribution network and acquire more copyrights for high quality programming content.

One of our business partners, ZesTV, Inc. (“ZesTV”) is a leading Chinese media and entertainment company. ZesTV is involved with the development, production, and marketing of entertainment, news and information to a global audience. ZesTV owns and operates a valuable portfolio of news and entertainment networks, a premier motion picture company, significant television production operations, a leading internet entertainment website group, and plans the development of studio-branded theme parks. MYST has $548,316 in cash on deposit with ZesTV for the first right of refusal to buy ZesTV music, films and TV programming copyrights of online content.  We expect this deposit to be fully utilized to purchase additional copyrighted material from ZesTV.

MYST will continue its aggressive search for further investments into the entertainment arts industry in the PRC. We intend to continue to have consistent discussions with filmmakers regarding these investments.

In 2008, MYST purchased copyrights for 3 motion pictures and 114 internet broadcasts.  MYST also sold copyrights to 2 motion pictures and 13 internet broadcasts during the year ended September 30, 2008.  Subsequent to September 30, 2008, MYST entered into an agreement with a third party to share revenues on an evenly split 50% basis for revenues generated by a total of 723 internet broadcasts once MYST acquires an additional approximately 609 internet broadcasts.  As of September 30, 2008, MYST held 114 internet broadcasts.  With the signing of this agreement, MYST assured that the availability of the distribution channels which will be utilized to present these internet broadcast is secured and the Company can now continue discussions with regard to a formal investment in these internet broadcasts.

Online Membership Services

We own a majority interest in our subsidiary, Subaye.com. We have established a website, www.subaye.com, which we believe is a premier provider of corporate online video in China and is seen as a destination for business to business e-commerce in the PRC for customers who utilize the website to enhance the marketing and promotion of their business products and services. We continue to experience a strong demand for our services through www.subaye.com and believe the market it serves is one of the fastest growing in the PRC, which consequently increases the demand for our services. These customers are demanding prominent and easily assessable methods to market and promote their products or services.

The Online Membership Services business segment generated revenue growth of 78% and 100% for the years ended September 30, 2008 and 2007, respectively.  The growth in net income for the years ended September 30, 2008 and 2007 was 201% and 100%, respectively.  We expect continued growth in revenues and net income for this business segment during the fiscal year ending September 30, 2009.

Subaye.com - Internet Corporate Video Marketing and Promotions

Subaye.com offers a unique Chinese language corporate video sharing platform for both users and customers. Subaye.com generated over $7.7 million in revenue for the year ended September 30, 2008 and $4.3 million in revenue in its first full year of operations for the year ended September 30, 2007. Subaye.com focuses on the on-line distribution of marketing content of small to mid-sized enterprises in the PRC.  The Subaye.com platform consists of the www.subaye.com website and the Subaye Alliance Network, which is Subaye.com’s network of third-party websites (“Subaye Alliance”).

Subaye.com’s platform consists of its websites, www.goongreen.org, www.x381.com, www.goongood.com, www.subaye.com and the Subaye Alliance network, which is its network of third-party websites. The company’s website, www.subaye.com is active, while its other website businesses are under development at this time.. As of November 30, 2008, Subaye.com had 34,545 members and the company’s video database consisted of 73,999 profiles of corporate video showcases. These showcases offer a cost-effective venue for small to mid-size enterprises (“SMEs”) to advertise their products and services and establish and enhance their corporate brands. Subaye.com also provides its users with easy access to an index of over 2.77 million video clips, images and web pages.

We launched the internet video services on our Subaye.com website and began generating revenues from corporate video uploading services in November, 2006. We have grown significantly since we commenced operations in October of 2006. Our corporate video uploading services users totaled 34,545 members as of November 30, 2008. We charge our members a monthly charge of approximately $100.

	Subaye.com Members		Subaye.com Company Profiles
	As of the End of Month	Month Over Month Growth	As of the End of Month	Month Over Month Growth
January 31, 2007	6,562		9,807
February 28, 2007	9,230	41%	12,101	23%
March 31,2007	10,625	15%	21,204	75%
April 30, 2007	11,447	8%	26,323	24%
May 31, 2007	11,699	2%	27,989	6%
June 30, 2007	11,968	2%	29,821	7%
July 31, 2007	12,500	4%	32,560	9%
August 31, 2007	12,876	3%	36,999	14%
September 30, 2007	15,121	17%	38,123	3%
October 31, 2007	15,903	5%	39,400	3%
November 30, 2007	16,023	1%	40,995	4%
December 31, 2007	16,348	2%	45,243	10%
January 31, 2008	18,859	15%	53,343	18%
February 29, 2008 *	19,015	1%	40,301	(24)%
March 31,2008	19,659	3%	46,233	15%
April 30, 2008	23,788	21%	49,112	6%
May 31, 2008	26,442	11%	64,410	31%
June 30, 2008	29,323	11%	68,894	7%
July 31, 2008	29,743	1%	69,996	2%
August 31, 2008	30,127	1%	70,889	1%
September 30, 2008	32,366	7%	71,884	1%
October 31, 2008	34,121	5%	73,298	2%
November 30, 2008	34,545	1%	73,999	1%

From July 1, 2007 through December 31, 2007, Subaye.com offered a special promotion to allow potential member users and current member users use of our website free of charge. As a result, no revenue was generated by the Company during this time period.

We believe that Subaye.com is poised for growth due to the following strengths:

•	largest user base of users seeking videos produced by SMEs;

•	first video uploading service provider in the PRC with an extensive customer base across industries;

•	local market experience and expertise in introducing and expanding our services across the PRC and operating in the PRC’s rapidly evolving internet industry;

•	leading technology with a proven platform, providing users with relevant video showcase and customers with a cost-effective way to reach potential consumers; and

•	extensive and effective nationwide network of over 100 regional distributors, providing high-quality and consistent customer services.

Our goal is to become a platform that provides internet users with the best way to find information and allows businesses to reach a broad base of potential customers. We intend to achieve our goal by implementing the following strategies:

•	growing our online video marketing business by attracting potential customers and increasing per-customer spending on our services, enhancing user experience;

•	increasing traffic through the development and introduction of new video-related features and functions;

•	expanding Subaye Alliance by leveraging our brand and offering competitive economic arrangements to Subaye Alliance members; and

•	pursuing selective strategic acquisitions and alliances that will allow us to increase user traffic, enlarge our customer base, expand our product offerings and reduce customer acquisition costs.

The successful execution of our strategies is subject to certain risks and uncertainties, including our ability to:

•	offer new and innovative products and services to attract and retain a larger user base;

•	attract additional customers and increase per-customer spending;

•	increase awareness of our brand and continue to develop user and customer loyalty;

•	respond to competitive market conditions;

•	respond to changes in our regulatory environment;

•	manage risks associated with intellectual property rights;

•	maintain effective control of our costs and expenses;

•	raise sufficient capital to sustain and expand our business;

•	attract, retain and motivate qualified personnel; and

•	upgrade our technology to support increased traffic and expanded services.

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

X381 - Webshops

The Company's www.x381.com website is focused on selling goods and services to the PRC marketplace.  The chart below details the growth of this business for the 9 month period ending November 30, 2008.

	Webshops
	As of the End of Month	Month Over Month Growth
February 29, 2008	14,301
March 31,2008	16,213	13%
April 30, 2008	19,205	18%
May 31, 2008	19,986	4%
June 30, 2008	20,641	3%
July 31, 2008	25,690	24%
August 31, 2008	27,108	6%
September 30, 2008	31,887	18%
October 31, 2008	32,981	3%
November 30, 2008	33,785	2%

The Company has provided its services on the www.x381.com website to its members free of charge since the website was developed in July 2007.  In July 2009 the Company expects to begin charging annual membership fees of approximately $100 which we currently estimate will generate revenues of approximately $1,000,000 for the year ended September 30, 2009.

Other Websites

We also plan to launch the www.goongood.com and www.goongreen.org websites during the summer of 2009.  We currently estimate an additional $1.2 million in revenues could be generated by these two websites during the year ended September 30, 2009.

MyStarU.com and Icurls.com

The Company purchased www.mystaru.com on October 1, 2006, and www.icurls.com on November 20, 2006. We expect to use the two websites in 2009 to continue to develop the Company’s offerings in the arts education market. From October 1, 2006 and through the date of this report, the Company has sold $1,600,000 in “master franchise licenses” and $1,340,000 in "end user licenses" to unrelated parties in the PRC. The third party purchasers are intent on utilizing the Company’s education-related web-based offerings in certain sectors of the PRC and across potential large portions of the PRC population within each sector.

The system is a prototype for state-of-the-art delivery of streaming video performing education courses in the music and movie industries in the PRC. The new courseware was developed using the Guangzhou Subaye's EDU v5.0 Education Management System and is delivered to viewers via the MYST platform. The multimedia content is produced using Adobe Flash(r) video synchronized presentations and demonstrative video clips. Users can view multimedia performing training presentations that include downloadable video files of course materials and are then able to upload their own video files to teachers for analysis, which affords users the opportunity to have questions answered by course teachers. MYST intends to use this new capability to reach hundreds of thousands of young people who are interested in entering the performing arts, music and movie industries. MYST’s goal is to deliver education content online without meaningful limitations or restrictions.

In a country with significant mobile phone usage, the growth opportunities remain tremendous. The PRC has more than 1.33 billion people, and mobile services will remain a strong area of growth. Entertainment content for these mobile devices is in high demand and MYST is intent on becoming a dominant player within this space.

SkyeStar.com

We expect SkyeStar.com to be positioned in 2009 to generate a new revenue stream for the Company utilizing our pre-existing social networks, established by the entity over the past several years. However, we are still considering various revenue - generating business models and have not yet determined which business model we will formally adopt for this website. SkyeStar.com (“SkyeStar”) was launched with the intent of utilizing IPTV technology, with new features that allow users access their SkyeStar accounts using IPTV. SkyeStar is currently a free, members-only web site that offers community, e-mail, exclusive music and video downloads, instant messaging, blogs, photos and more. We will generate revenue by advertising, entertainment downloads, pay per view, video-on-demand and VIP membership fees.

IPTV, is the format representing the convergence of internet, television and telecommunication networks, and is expected to be adopted in the PRC next year. This technology might not yet be available throughout the PRC but we believe a significant portion of the PRC’s internet users have already embraced this technology, and we believe this technology may be adopted on a widespread basis in 2009.

The PRC is one of the largest IPTV markets in the world. The PRC was among the first markets in the world to put IPTV services in commercial trial operation. Statistics show that there are 360 million TV viewers and 75 million broadband users in the PRC, creating a significant potential market for development of IPTV services.

3G Dynasty is also responsible for sales of MYST’s products, and has focused on entertainment content for 3G mobile and internet use. IC Star Wireless Application Protocol (“WAP”) Club is based on the IC Star Theme Club on WAP, which provides the most comprehensive and up-to-date mobile entertainment services in the PRC. The WAP users can access IC Star Theme Club for content we provide through China Mobile Communications. In May 2005, 3G Dynasty created the website http://skyestar.com , a multi-channel infotainment portal supported by proprietary fan clubs and a community platform. It allows new members to personalize their own homepage with 3G Dynasty’s content. It registers members and allows them to build their personal homepage on WAP. As the host and content provider, 3G Dynasty will start publishing a daily Real Simple Syndication (“RSS”) feed of its original content from a number of its contracted web sites, including local information, life style and entertainment content. Through the use of RSS feeds, users can receive 3G Dynasty's daily content automatically, thereby broadening 3G Dynasty's distribution and providing an additional platform for mobile phone users who are registered members of the Star Theme Club on WAP. Members with their homepage on WAP can reach their targeted audience through wireless technology.

This personal homepage and WAP membership service was launched in June 2006. The adoption of RSS has deepened our relationship with our members and enhanced the appeal of our original content. We believe that RSS represents the next evolution in the distribution of content. It allows publishers and end users alike to be seamlessly notified of new content and to integrate that content into start pages, blogs and websites. As more and more people personalize their content on the internet, many are turning to RSS feeds to quickly and easily access information from news and entertainment sites.

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

MyStarU Ltd. has partnered with several industry leaders to provide content on the SkyeStar.com entertainment portal. Among its partners, Stareastnet, provides features such as "Artist Profiles and Homepages" and NC Entertainment, provides movie trailers. SkyeStar.com provides a community experience by including artists, movies, games, music and more. Through user-generated content, as well as personal homepages and content reviews, community members can express themselves and become a trusted referral of content for their friends.

Software Sales

We offer software-based products through our subsidiary, Guangzhou Subaye, which serves the voice, video, data, web and mobile communication markets. Since the 2005 launch of our Total Solutions System (“TS”), together with our SEO4Mobile Short Message Services (“SMS”) search engine software in 2005, we believe that we have the right software products to deliver our content, in order to serve the rapidly expanding telecommunications market in the PRC. We are targeting enterprises in the multimedia communications market in the PRC, where there is significant growth potential. In the PRC there are billions of messages sent every month through SMS, which is the basic form of text messaging. We note that there is also a significant increase in Multimedia Message Services (“MMS”). MYST’s Customer Relations Management Virtual Call Center (“CRM”) provides highly customized, scalable and flexible interactive services, offers customers high value and low cost sales and service solutions using the highly scalable interactive MMS response, with interactive voice response and speech recognition solutions.

Total Solutions System - SMS/MMS Call Center & CRM System

TS, our specialized software product, offers integrated communications network solutions and internet content service in universal voice, video, data, web and mobile communication for interactive media applications, technology and content leaders in interactive multimedia communications. Designed around MYST’s internet content and database and integrated into the Information Manager System and SMS/MMS Call Center CRM System core software, the TS application facilitates the collaboration of key business processes, such as corporate and marketing communications, membership distance interactive programs, product development, customer relationship management and content management by allowing dispersed enterprise users to collaborate in real time with multimedia message services.

This business model is built on the integration of strong entertainment and lifestyle content into the TS, network database and the application of technology. Network database was established by signing contracts with strategic partners and obtaining the database of each partner’s respective internet and mobile phone users. Our content was built through our business alliance with MyStarU Ltd. (formerly known as IC Star MMS Limited), which is currently one of our subsidiaries and a network services provider based in Hong Kong, which provides links to entertainment and lifestyle information to local communities across the PRC. MyStarU Ltd., which was originally created as the Star SMS /MMS called “My Star Friends” community, was first invented as a SMS/MMS interactive between MyStarU Ltd. and fans of local artists around the world. By integrating the network database and contents into software that MYST sources from the market, we can leverage the functions of the software and target it to various industries.

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

IBS v4.1 and v5.0Enterprise Suite

The IBS v4.1 and v5.0 software suites are our main product line, and include a built-in MoDirect, an innovative suite of technologies that enables wireless and web publishers to target SEO4Mobile users more effectively and allows advertisers to obtain targeted leads with rich demographic data. IBS v4.1 and v5.0 are part of the TS family. Corporate users can leverage all available information resource management on the intranet/extranet over the internet, including wireless applications, and advertisers can use the IBS v4.1 and v5.0 to publish SMS and MMS by searches on mobile phones. The system enables manufacturers and service providers to use the internet to establish and manage continuous connections with automated e-services, operations monitoring and e-commerce offerings. The system’s customers include end-user clients in many industries throughout the PRC. The IBS v4.1 and v5.0 standard package includes three servers, software, as well as system integration.

During 2007, the Company organized Guangzhou Subaye Tech Ltd. (“Guangzhou Subaye”), which became a new wholly-owned subsidiary of the Company. On October 1, 2007, MYST sold Guangzhou Subaye to its majority-owned subsidiary, Subaye.com, for 59,767 shares of Subae.com common stock, which was valued at $119,534. Guangzhou Subaye is responsible for the operation and management of the Company’s TS, SMS/MMS virtual Call Center CRM Systems, SEO4Mobile, MoDirect, AdMaxB2Search and IBS v4.1 and v5.0 software suites. As Guangzhou Subaye integrates with the TS business group of MYST, it will strategically invest in the PRC, specifically to address new market dynamics and help SME users get the most from end user content while effectively handling changes in capacity, deal terms and players.

The integration expertise we gained through the successful launch of Guangzhou Subaye, and the IBS v5.0 Enterprise Suite gives us confidence in our core business model within the SME market, the potential for our total solution business, and the achievement of synergies we identified as part of our strategic investment efforts.

Guangzhou Subaye has continued to develop relationships established in the past with some of the Company’s contacts in the internet and business industries such as Baidu.com (Nasdaq: BIDU), Shanghai Linktone Information Limited (Nasdaq: LTON), the wireless business division of Beijing eLong Information Technology Limited, a subsidiary of eLong Inc. (Nasdaq: LONG), 3721 Inter China Network Software Co. Ltd (www.3721.com), a Yahoo!, Inc. Company (Nasdaq: YHOO), Tencent Company Limited (www.qq.com), Kongzhong Corporation (Nasdaq: KONG), Guangdong Mobile Communication Co., Limited, a China Mobile Communications Corporation and China Mobile (Hong Kong) Ltd. (NYSE: CHL) to develop entertainment SMS, MMS, WAP portal and other wireless contents such as artist profiles, gaming and an SEO4Mobile SMS search engine.

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

During the year ended September 30, 2009, management expects significant growth in revenues for Panyu M&M.  Panyu M&M has been in the process of negotiating significant distribution contracts with large PRC importers in recent months and anticipates revenues from these potential new contracts will be significant if and once finalized.

Sales and Marketing

Our employees, including senior management, conduct our primary sales and marketing efforts. Currently our primary sales staff resides in Foshan City, China.

We actively participate in tradeshows involving e-commerce and entertainment arts. We are currently focused on developing our businesses with limited advertising and marketing expenditures. However, we have committed to various advertising initiatives with a Chinese affiliate of Google, Inc., which we expect will result in significant advertising spending for Subaye.com in 2009.  Even so, we depend heavily on word of mouth and the quality of our products and services to increase revenues.

Intellectual Property

We invest regularly in copyrights covering programming rights for motion pictures, the web-broadcasting of motion pictures, related DVDs and television programming. We have not yet invested in any overseas ventures (outside the PRC) within the entertainment arts business segment but it is possible we will make investments in overseas markets in the future.

Personnel

As of September 30, 2008, we had a total of 189 employees. The chart below provides a general breakout of our employee ranks as of September 30, 2008.

As of September 30, 2008

Management and administrative	32
Research and development	36
Sales and marketing	121
Total employees	189

Research and Development

The Company incurred research and development expenses for the years ended September 30, 2008 and 2007 of $123,414 and approximately $80,000, respectively.

Item 1A.  Risk Factors.

Risks Related to Our Business

Our limited operating history makes it difficult to evaluate our future prospects and results of operations.

We have a limited operating history. Accordingly, you should consider our future prospects in light of the risks and uncertainties experienced by early stage companies in evolving industries such as the telecommunications and internet industries in China. As a result of our limited operating history, we have limited financial data that you can use to evaluate our business and prospects. As a result of these factors, the future revenue and income potential of our business is uncertain. If we are unsuccessful in addressing any of these risks and uncertainties, our business may be materially and adversely affected.

We sustained losses in the past and our historical financial information may not be representative of our future results of operations.

We have experienced growth in recent periods, in part, due to the growth in China’s telecommunications and online marketing industry, which may not be representative of future growth or be sustainable. We cannot assure you that our historical financial information is indicative of our future operating results or financial performance, or that our profitability will be sustained.

We face significant competition and may suffer from a loss of users and customers as a result.

We face significant competition in almost every aspect of our business, particularly from other companies that seek to provide internet video services to users and provide online marketing services to customers. Our main competitors include U.S.-based internet video providers such as Google, Yahoo! and Microsoft, as well as other Chinese internet companies. These Chinese competitors include internet portals such as Netease, Sina and Sohu, other internet video service providers, such as Baidu, and business-to-business, or B2B, service providers such as Alibaba. We compete with these entities for both users and customers on the basis of user traffic, quality (relevance) and quantity (index size) of the video online, availability and ease restriction of use of products and services, the number of customers, distribution channels and the number of associated third-party websites. In addition, we may face greater competition from our U.S. competitors as a result of, among other things, a relaxation on the foreign ownership restrictions of PRC internet content and advertising companies, improvements in online payment systems and internet infrastructure in China and our U.S. competitors’ increased business activities in China.

Many of these competitors have significantly greater financial resources than we do. They also have longer operating histories and more experience in attracting and retaining users and managing customers than we do. They may use their experience and resources to compete with us in a variety of ways, including by competing more heavily for users, customers, distributors and networks of third-party websites, investing more heavily in research and development and making acquisitions. If any of our competitors provide comparable or better Chinese language video sharing experience, our user traffic could decline significantly. Any such decline in traffic could weaken our brand, result in loss of customers and users and have a material adverse effect on our results of operations.

We also face competition from traditional advertising media, such as newspapers, magazines, yellow pages, billboards and other forms of outdoor media, television and radio. Most large companies in China allocate, and will likely continue to allocate, most of their marketing budgets to traditional advertising media and only a small portion of their budgets to online marketing. If these companies do not devote a larger portion of their marketing budgets to online marketing services provided by us, or if our existing customers reduce the amount they spend on online marketing, our results of operations and future growth prospects could be adversely affected.

Our business depends on a strong network, and if we are not able to maintain and enhance our network, we may lose customers, resulting in a reduction in revenue.

We have developed our user base primarily by word-of-mouth and incurred limited brand promotion expenses. We have recently initiated brand promotion efforts, but we cannot assure you that our new marketing efforts will be successful in further promoting our brand. If we fail to promote and maintain the “MyStarU” and "Subaye" brands, or if we incur excessive expenses in this effort, our business and results of operations could be materially and adversely affected.

If we fail to continue to innovate and provide relevant products and services, we may not be able to generate sufficient user traffic levels to remain competitive, resulting in a loss of customers and reduction in revenue.

Our success depends on providing products and services that people use for a high-quality internet video experience. Our competitors are constantly developing innovations in internet video and online marketing as well as enhancing users’ online experience. As a result, we must continue to invest significant resources in research and development to enhance our internet video technology and our existing products and services and introduce additional high quality products and services to attract and retain users. If we are unable to anticipate user preferences or industry changes, or if we are unable to modify our products and services on a timely basis, we may lose users and customers. Our operating results would also suffer if our innovations do not respond to the needs of our users and customers, or are not appropriately timed with market opportunities or are not effectively brought to market. As video technology continues to develop, our competitors may be able to offer video sharing results that are, or that are perceived to be, substantially similar to or better than those generated by our video services. This may force us to expend significant resources in order to remain competitive.

If we fail to keep up with rapid technological changes, our future success may be adversely affected due to a loss of customers and reduced ability to attract new customers.

The online and telecommunications marketing industries are subject to rapid technological changes. Our future success will depend on our ability to respond to rapidly changing technologies, adapt our services to evolving industry standards and improve the performance and reliability of our services. Our failure to adapt to such changes could harm our business. New marketing media could also adversely affect us. For example, the number of people accessing the internet through devices other than personal computers, including mobile telephones and hand-held devices, has increased in recent years. If we are slow to develop products and technologies that are more compatible with those devices or non-PC communications devices, we may not be successful in capturing a significant share of this increasingly important market for media and other services. In addition, the widespread adoption of new internet, networking or telecommunications technologies or other technological changes could require substantial expenditures to modify or adapt our products, services or infrastructure. If we fail to keep up with rapid technological changes to remain competitive in our rapidly evolving industry, our future success may be adversely affected.

We may not be able to prevent others from unauthorized use of our intellectual property, which could result in a reduction of income and loss of customers.

We rely on a combination of copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods to protect our intellectual property rights. The protection of intellectual property rights in China may not be as effective as those in the United States or other countries. The steps we have taken may be inadequate to prevent the misappropriation of our technology. Reverse engineering, unauthorized copying or other misappropriation of our technologies could enable third parties to benefit from our technologies without paying us. Moreover, unauthorized use of our technology could enable our competitors to offer internet videos online, or online advertising services that are comparable to or better than ours, which could harm our business and competitive position. From time to time, we may have to enforce our intellectual property rights through litigation. Such litigation may result in substantial costs and diversion of resources and management attention.

Online marketing is a relatively novel concept in China and our business strategy may prove to be ineffective, resulting in loss of customers and revenue.

If our Online Membership Services business segment fails to retain existing customers or attract new customers for our online marketing services, our business and growth prospects could be seriously harmed. Our online marketing customers will not continue to do business with us if their investment does not generate sales and ultimately consumers, or if we do not deliver their web pages in an appropriate and effective manner. Our customers may discontinue their business with us at any time and for any reason as they are not subject to fixed-term contracts. Failure to retain our existing online marketing customers or attract new customers for our online marketing services could seriously harm our business and growth prospects.

Our reliance on third-party distributors poses operational risks to our business.

Because we primarily rely on distributors in providing our Subaye.com VIDEO SHARING services, our failure to retain key distributors or attract additional distributors could materially and adversely affect our business.

Online marketing is at an early stage of development in China and is not as widely accepted by or available to businesses in China as in the United States. As a result, we rely heavily on a nationwide distribution network of third-party distributors for our sales to, and collection of payment from, our VIDEO SHARING customers. If our distributors do not provide quality services to our VIDEO SHARING customers or otherwise breach their contracts with our VIDEO SHARING customers, we may lose customers and our results of operations may be materially and adversely affected. We do not have long-term agreements with any of our distributors, including our key distributors, and cannot assure you that we will continue to maintain favorable relationships with them. Our distribution arrangements, except for those with our key distributors, are non-exclusive. Furthermore, some of our distributors also contract with our competitors or potential competitors and may not renew their distribution agreements with us. In addition, as new methods for accessing the internet, including the use of wireless devices, become available, we may need to expand our distribution network. If we fail to retain our key distributors or attract additional distributors on terms that are commercially reasonable, our business and results of operations could be materially and adversely affected.

Our strategy of acquiring complementary businesses, assets and technologies may fail which could reduce our ability to compete for customers.

As part of our business strategy, we have pursued, and intend to continue to pursue, selective strategic acquisitions of businesses, assets and technologies that complement our existing business. We may make other acquisitions in the future if suitable opportunities arise. Acquisitions involve uncertainties and risks, including:

•	potential ongoing financial obligations and unforeseen or hidden liabilities;

•	failure to achieve the intended objectives, benefits or revenue-enhancing opportunities;

•	costs and difficulties of integrating acquired businesses and managing a larger business; and

•	diversion of resources and management attention.

Our failure to address these risks successfully may have a material adverse effect on our financial condition and results of operations. Any such acquisition may require a significant amount of capital investment, which would decrease the amount of cash available for working capital or capital expenditures. In addition, if we use our equity securities to pay for acquisitions, we may dilute the value of your shares. If we borrow funds to finance acquisitions, such debt instruments may contain restrictive covenants that could, among other things, restrict us from distributing dividends. Such acquisitions may also generate significant amortization expenses related to intangible assets.

We may not be able to manage our expanding operations effectively which could impede our growth.

The Company was organized on January 6, 1997 and we have expanded our operations rapidly. We anticipate significant continued expansion of our business as we address growth in our user-base, customer-base and market opportunities. To manage the potential growth of our operations and personnel, we will be required to improve operational and financial systems, procedures and controls, and expand, train and manage our growing employee base. Furthermore, our management will be required to maintain and expand our relationships with other websites, internet companies and other third parties. We cannot assure you that our current and planned personnel, systems, procedures and controls will be adequate to support our future operations.

Our operating results may fluctuate, which makes our results difficult to predict and could cause our results to fall short of expectations.

Our operating results may fluctuate as a result of a number of factors, many of which are outside of our control. For these reasons, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Our quarterly and annual revenues and costs and expenses as a percentage of our revenues may be significantly different from our historical or projected rates. Our operating results in future quarters may fall below expectations. Any of these events could cause the price of our common stock to fall.

Our user traffic tends to be seasonal. For example, we generally experience less user traffic during public holidays in China. In addition, advertising spending in China has historically been cyclical, reflecting overall economic conditions as well as budgeting and buying patterns. Our rapid growth has lessened the impact of the cyclicality and seasonality of our business. As we continue to grow, we expect that the cyclicality and seasonality in our business may cause our operating results to fluctuate.

Our business may be adversely affected by third-party software applications that interfere with our receipt of information from, and provision of information to, our users, which may impair our users’ experience, resulting in a loss of customers.

Our business may be adversely affected by third-party malicious or unintentional software applications that make changes to our users’ computers and interfere with our products and services. These software applications may change our users’ internet experience by hijacking queries to our websites, altering or replacing our video play results, or otherwise interfering with our ability to connect with our users. The interference often occurs without disclosure to or consent from users, resulting in a negative experience that users may associate with our websites and the Company itself. These software applications may be difficult or impossible to remove or disable, may reinstall themselves and may circumvent other applications’ efforts to block or remove them. The ability to provide a superior user experience is critical to our success. If our efforts to combat these software applications are unsuccessful, our reputation may be harmed. This could result in a decline in user traffic and, consequently, our revenues.

The successful operation of our business depends upon the performance and reliability of the internet infrastructure and fixed telecommunications networks in China and diminished reliability could result in loss of confidence among our users which could lead to reduced revenues or loss of customers.

Our business depends on the performance and reliability of the internet infrastructure in China. Almost all access to the internet is maintained through state-owned telecommunication operators under the administrative control and regulatory supervision of the Ministry of Information Industry of China. In addition, the national networks in China are connected to the internet through international gateways controlled by the PRC government. These international gateways are the only channels through which a domestic user can connect to the internet. We cannot assure you that a more sophisticated internet infrastructure will be developed in China. We may not have access to alternative networks in the event of disruptions, failures or other problems with China’s internet infrastructure. In addition, the internet infrastructure in China may not support the demands associated with continued growth in internet usage.

We rely on highly skilled personnel and, if we are unable to retain or motivate key personnel or hire qualified personnel, we may not be able to grow effectively.

Our performance and future success depends on the talents and efforts of highly skilled individuals. We will need to continue to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization. Competition in our industry for qualified employees is intense. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employees.

As competition in our industry intensifies, it may be more difficult for us to hire, motivate and retain highly skilled personnel. If we do not succeed in attracting additional highly skilled personnel or retaining or motivating our existing personnel, we may be unable to grow effectively.

If we are unable to adapt or expand our existing technology infrastructure to accommodate greater traffic or additional customer requirements, we may lose customers.

Our www.mystaru.com website regularly serves a large number of users and customers and delivers a large number of daily video views. Our technology infrastructure is highly complex and may not provide satisfactory service in the future, especially as the number of customers using our web-based services increases. We may be required to upgrade our technology infrastructure to keep up with the increasing traffic on our websites, such as increasing the capacity of our hardware servers and the sophistication of our software. If we fail to adapt our technology infrastructure to accommodate greater traffic or customer requirements, our users and customers may become dissatisfied with our services and switch to our competitors’ websites, which could harm our business.

If we fail to detect click-through fraud, we could lose the confidence of our customers and our revenues could decline.

We are exposed to the risk of fraudulent clicks on ads posted by individuals seeking to increase the advertising fees paid to our web publishers when we commence internet advertising services. Although we have not historically generated revenues from advertising, we may do so in the future. We may have to refund revenue that our advertisers have paid to us and that was later attributed to click-through fraud. Click-through fraud occurs when an individual clicks on an ad displayed on a website for the sole intent of generating the revenue share payment to the publisher rather than to view the underlying content. From time to time it is possible that fraudulent clicks will occur and we would not allow our advertisers to be charged for such fraudulent clicks. This would negatively affect the profitability of our online advertising agency business, and this type of fraudulent act could hurt our brand. If fraudulent clicks are not detected, the affected advertisers may experience a reduced return on their investment in our performance-based advertising network, which could lead the advertisers to become dissatisfied with our online advertising agency business, and in turn lead to loss of advertisers and the related revenue. At the moment, we have no specific plans to focus on mitigating this risk through specific actions but we may need to subscribe to certain applicable software platforms that detect click-through fraud and possibly work with consultants to further mitigate this risk. This could adversely affect our business and our prospects.

Interruption or failure of our information technology and communications systems could impair our ability to effectively provide our products and services, which could damage our reputation and harm our operating results.

Our ability to provide our products and services depends on the continuing operation of our information technology and communications systems. Any damage to or failure of our systems could interrupt our service. Service interruptions could reduce our revenues and profits, and damage our brand if our system is perceived to be unreliable. Our systems are vulnerable to damage or interruption as a result of terrorist attacks, war, earthquakes, floods, fires, power loss, telecommunications failures, computer viruses, interruptions in access to our websites through the use of “denial of service” or similar attacks, hacking or other attempts to harm our systems, and similar events. Our servers, which are hosted at third-party internet data centers, are also vulnerable to break-ins, sabotage and vandalism. Some of our systems are not fully redundant, and our disaster recovery planning does not account for all possible scenarios. The occurrence of a natural disaster or a closure of an internet data center by a third-party provider without adequate notice could result in lengthy service interruptions.

In October 2006, Subaye.com failed to provide internet video sharing results for approximately four hours as a result of an error in operations. If we experience frequent or persistent system failures on our website, our reputation and brand could be permanently harmed. The steps we plan to take to increase the reliability and redundancy of our systems are expensive, reduce our operating margin and may not be successful in reducing the frequency or duration of service interruptions.

If our software contains bugs, we could lose the confidence of users, resulting in loss of customers and a reduction of revenue.

Our online systems, including our websites, our enterprise video play software and other software applications and products, could contain undetected errors or “bugs” that could adversely affect their performance. We regularly update and enhance our website and our other online systems and introduce new versions of our software products and applications. The occurrence of errors in any of these may cause us to lose market share, damage our reputation and brand name, and materially and adversely affect our business.

Concerns about the security of electronic commerce transactions and confidentiality of information on the internet may reduce use of our network and impede our growth.

A significant barrier to electronic commerce and communications over the internet in general has been a public concern over security and privacy, including the transmission of confidential information. If these concerns are not adequately addressed, they may inhibit the growth of the internet and other online services generally, especially as a means of conducting commercial transactions. If a well-publicized internet breach of security were to occur, general internet usage could decline, which could reduce traffic to our destination websites and impede our growth.

We have limited business insurance coverage and potential liabilities could exceed our ability to pay them.

The insurance industry in China is still at an early stage of development. Insurance companies in China offer limited business insurance products. We do not have any business liability or disruption insurance coverage for our operations in China. Any business disruption, litigation or natural disaster may result in our incurring substantial costs and the diversion of our resources.

Risks Related to Our Corporate Structure

PRC laws and regulations governing our businesses and the validity of certain of our contractual arrangements are uncertain. If we are found to be in violation, we could be subject to sanctions which could result in significant disruptions to our operations and/or our ability to generate revenues.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing our business, or the enforcement and performance of our contractual arrangements with our vendors and customers. MyStarU.com is considered a foreign person or foreign enterprise under PRC law. As a result, we are subject to PRC law limitations on foreign ownership of internet and advertising companies. These laws and regulations are relatively new and may be subject to change, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.

PRC laws currently provide limited guidance as to whether an internet video provider that provides video result links to domestic news websites is required to obtain an approval from the State Council News Office. PRC laws also do not provide clear guidance as to whether an internet video provider that provides links to online audio/video products is required to obtain an internet culture permit from the Ministry of Culture or a license for broadcasting audio/video programs from the State Administration of Radio, Film and Television. If the interpretation of existing laws and regulations changes or new regulations comes into effect requiring us to obtain any such licenses, permits or approvals, we cannot assure you that we may successfully obtain them, and we may need to remove links to news and audio/video products until we obtain the requisite licenses, permits and approvals.

The PRC government has broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business and other licenses and requiring actions necessary for compliance. In particular, licenses and permits issued or granted to us by relevant governmental bodies may be revoked at a later time by higher regulatory bodies. We cannot predict the effect of the interpretation of existing or new PRC laws or regulations on our businesses. We cannot assure you that our current ownership and operating structure would not be found in violation of any current or future PRC laws or regulations. As a result, we may be subject to sanctions, including fines, and could be required to restructure our operations or cease to provide certain services. Any of these or similar actions could significantly disrupt our business operations or restrict us from conducting a substantial portion of our business operations, which could materially and adversely affect our business, financial condition and results of operations.

Complexity, uncertainties and changes in PRC regulation of internet business and companies could affect our operations, including placing limitations on our ability to own key assets, such as our websites.

The PRC government extensively regulates the internet industry including foreign ownership of, and the licensing and permit requirements pertaining to companies in the internet industry. These internet-related laws and regulations are relatively new and evolving, and their interpretation and enforcement involve significant uncertainty. As a result, in certain circumstances it may be difficult to determine what actions or omissions may be deemed to be a violation of applicable laws and regulations. Issues, risks and uncertainties relating to PRC government regulation of the internet industry include the following:

•
We only have contractual control over our websites. We do not own the websites due to the restriction of foreign investment in businesses providing value-added telecommunication services in China, including online information services.

•
There are uncertainties relating to the regulation of the internet business in China, including evolving licensing practices, which means that permits, licenses or operations at some of our companies may be subject to challenge. This may disrupt our business, or subject us to sanctions, requirements to increase capital or other conditions or enforcement, or compromise enforceability of related contractual arrangements, or have other harmful effects on us.

•
Certain PRC government authorities have stated publicly that they are in the process of promulgating new laws and regulations that will regulate internet activities. The areas of regulation may include online advertising, online news displaying, online audio-video program broadcasting and the provision of culture-related information over the internet. Other aspects of our online operations may be regulated in the future. If our operations do not comply with these new regulations at the time they become effective, we could be subject to penalties.

The interpretation and application of existing PRC laws, regulations and policies and possible new laws, regulations or policies have created substantial uncertainties regarding the legality of existing and future foreign investments in, and the businesses and activities of, internet businesses in China, including our business.

In order to comply with PRC laws limiting foreign ownership of internet and advertising businesses, we conduct our ICP (independent content provider) and online advertising businesses through our PRC-organized subsidiary. If the PRC government determines that these contractual arrangements do not comply with applicable regulations, our ability to operate could be significantly reduced resulting in loss of customers and revenue.

The PRC government restricts foreign investment in internet and advertising businesses. Accordingly, we operate our websites and our online advertising business in China through our PRC-organized subsidiary. Our PRC-organized subsidiary holds the licenses and approvals necessary to operate our website and our online advertising business in China. We cannot assure you, however, that we will be able to enforce these contracts. Although we believe we comply with current PRC regulations, we cannot assure you that the PRC government would agree that these operating arrangements comply with PRC licensing, registration or other regulatory requirements, with existing policies or with requirements or policies that may be adopted in the future. If the PRC government determines that we do not comply with applicable law, it could revoke our business and operating licenses, require us to discontinue or restrict our operations, restrict our right to collect revenues, block our website, require us to restructure our operations, impose additional conditions or requirements with which we may not be able to comply, impose restrictions on our business operations or on our customers, or take other regulatory or enforcement actions against us that could be harmful to our business.

Risks Related to Doing Business in China

If the internet and, in particular, online marketing are not broadly adopted in China, our ability to increase revenue and sustain profitability could be significantly reduced.

The use of the internet as a marketing channel is at an early stage in China. Internet and broadband penetration rates in China are both relatively low compared to those in most developed countries. Many of our current and potential customers have limited experience with the internet as a marketing channel, and have not historically devoted a significant portion of their marketing budgets to online marketing and promotion. As a result, they may not consider the internet effective in promoting their products and services as compared to traditional print and broadcast media.

Regulation and censorship of information disseminated over the internet in China may disrupt our operations and subject us to liability for information linked to our websites, resulting in reduced income.

The PRC government has adopted regulations governing internet access and the distribution of news and other information over the internet. Under these regulations, internet content providers and internet publishers are prohibited from posting or displaying over the internet content that, among other things, violates PRC laws and regulations, impairs the national dignity of China, or is reactionary, obscene, superstitious, fraudulent or defamatory. Failure to comply with these requirements may result in the revocation of licenses to provide internet content and other licenses and the closure of the concerned websites. In the past, failure to comply with such requirements has resulted in the closure of certain websites. The website operator may also be held liable for such censored information displayed on or linked to the website.

In addition, the Ministry of Information Industry has published regulations that subject website operators to potential liability for content displayed on their websites and the actions of users and others using their systems, including liability for violations of PRC laws prohibiting the dissemination of content deemed to be socially destabilizing. The Ministry of Public Security has the authority to order any local internet service provider to block any internet website at its sole discretion. From time to time, the Ministry of Public Security has stopped the dissemination over the internet of information which it believes to be socially destabilizing. The State Secrecy Bureau is also authorized to block any website it deems to be leaking State secrets or failing to meet the relevant regulations relating to the protection of State secrets in the dissemination of online information.

Although we attempt to monitor the content in our video sharing results and on our Subaye.com VIDEO UPLOADER, we are not able to control or restrict the content of other internet content providers linked to or accessible through our websites, or content generated or placed on our VIDEO UPLOADER by our users. To the extent that PRC regulatory authorities find any content displayed on our websites objectionable, they may require us to limit or eliminate the dissemination of such information on our websites, which may reduce our user traffic and have an adverse effect on our business. In addition, we may be subject to penalties for violations of those regulations arising from information displayed on or linked to our websites, including a suspension or shutdown of our online operations.

PRC government authorities may deem certain third-party websites unlawful and could require us to remove links to such websites, which may reduce our user traffic and reduce revenues.

The internet industry in China, including the operation of online activities, is extensively regulated by the PRC government. Various PRC government authorities, such as the State Council, the Ministry of Information Industry, the State Administration for Industry and Commerce, the State Press and Publication Administration and the Ministry of Public Security are empowered to issue and implement regulations governing various aspects of the internet and online activities. Substantial uncertainties exist regarding the potential impact of current and future PRC laws and regulations on internet video providers. We are not able to control or restrict the operation of third-party websites linked to or accessible through our website. If third-party websites linked to or accessible through our websites operate unlawful activities such as online gambling on their websites, PRC regulatory authorities may require us to remove the links to such websites or suspend or shut down the operation of such websites. This in turn may reduce our user traffic and adversely affect our business. In addition, we may be subject to potential liabilities for providing links to third-party websites that operate unlawful activities.

Intensified government regulation of internet cafes could restrict our ability to maintain or increase user traffic to our website.

In April 2001, the PRC government began tightening its regulation of internet cafes. In particular, a large number of unlicensed internet cafes have been closed. In addition, the PRC government has imposed higher capital and facility requirements for the establishment of internet cafes. Furthermore, the PRC government’s policy, which encourages the development of a limited number of national and regional internet cafe chains and discourages the establishment of independent internet cafes, may slow down the growth of internet cafes. Recently, the Ministry of Culture, together with other government authorities, issued a joint notice suspending the issuance of new internet cafe licenses. It is unclear when this suspension will be lifted. So long as internet cafes are one of the primary venues for our users to access our website, any reduction in the number, or any slowdown in the growth, of internet cafes in China could limit our ability to maintain or increase user traffic to our website.

If PRC law were to phase out the preferential tax benefits currently being extended to foreign invested enterprises and “new or high-technology enterprises” located in a high-tech zone, we would have to pay more taxes, which could result in reduced income.

Under PRC laws and regulations, a foreign invested enterprise may enjoy preferential tax benefits if it is registered in a high-tech zone and also qualifies as a “new or high-technology enterprise” or a “software developer enterprise.” If the PRC law were to phase out preferential tax benefits currently granted to “new or high-technology enterprises” and technology consulting services, we would be subject to the standard statutory tax rate, which currently is 33%, and we would be unable to obtain business tax refunds for our provision of technology consulting services. Loss of these preferential tax treatments could have a material and adverse effect on our financial condition and results of operations.

Governmental control of currency conversion may affect the value of your investment.

The PRC government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of China. We receive substantially all of our revenues in RMB. Under our current structure, our cash receipts are primarily derived from cash transfers from our PRC subsidiaries. Shortages in the availability of foreign currency may restrict the ability of our PRC subsidiaries and our affiliated entities to remit sufficient foreign currency to pay cash or other payments to us, or otherwise satisfy their foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies. The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay dividends in foreign currencies to our shareholders, including holders of our Common Stock.

Recent PRC regulations relating to acquisitions of PRC companies by foreign entities may create regulatory uncertainties that could limit our PRC subsidiaries’ ability to distribute dividends or otherwise adversely affect the implementation of our acquisition strategy.

The PRC State Administration of Foreign Exchange, or SAFE, issued a public notice in January 2005 concerning foreign exchange regulations on mergers and acquisitions in China. The public notice states that if an offshore company intends to acquire a PRC company, such acquisition will be subject to strict examination by the relevant foreign exchange authorities. The public notice also states that the approval of the relevant foreign exchange authorities is required for any sale or transfer by the PRC residents of a PRC company’s assets or equity interests to foreign entities, such as us, for equity interests or assets of the foreign entities.

In April 2005, SAFE issued another public notice clarifying the January notice. In accordance with the April notice, if an acquisition of a PRC company by an offshore company controlled by PRC residents had been confirmed by a Foreign Investment Enterprise Certificate prior to the issuance of the January notice, each of the PRC residents is required to submit a registration form to the local SAFE branch to register his or her respective ownership interests in the offshore company. The SAFE notices do not specify the timeframe during which such registration must be completed. The PRC resident must also amend such registration form if there is a material event affecting the offshore company, such as, among other things, a change to share capital, a transfer of stock, or if such company is involved in a merger and an acquisition or a spin-off transaction or uses its assets in China to guarantee offshore obligations. We have notified our shareholders who are PRC residents to register with the local SAFE branch as required under the SAFE notices. However, we cannot provide any assurances that all of our shareholders who are PRC residents will comply with our request to make or obtain any applicable registrations or approvals required by these SAFE notices. The failure or inability of our PRC resident shareholders to comply with the registration procedures set forth therein may subject us to fines and legal sanctions, restrict our cross-border investment activities, or limit our PRC subsidiaries’ ability to distribute dividends to our company.

As it is uncertain how the SAFE notices will be interpreted or implemented, we cannot predict how these regulations will affect our business operations or future strategy. For example, we may be subject to more stringent review and approval process with respect to our foreign exchange activities, such as remittance of dividends and foreign-currency-denominated borrowings, which may adversely affect our results of operations and financial condition. In addition, if we decide to acquire a PRC company, we cannot assure you that we or the owners of such company, as the case may be, will be able to obtain the necessary approvals or complete the necessary filings and registrations required by the SAFE notices. This may restrict our ability to implement our acquisition strategy and could adversely affect our business and prospects.

Fluctuation in the value of RMB may have a material adverse effect on your investment.

The value of RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar. Our revenues and costs are mostly denominated in RMB, while a significant portion of our financial assets are denominated in U.S. dollars. We rely entirely on dividends and other fees paid to us by our subsidiaries and affiliated entity in China. Any significant revaluation of RMB may materially and adversely affect our cash flows, revenues, earnings and financial position, and the value of, and any dividends payable on, our stock in U.S. dollars. For example, an appreciation of RMB against the U.S. dollar would make any new RMB denominated investment or expenditure more costly to us, to the extent that we need to convert U.S. dollars into RMB for such purposes. An appreciation of RMB against the U.S. dollar would also result in foreign currency translation losses for financial reporting purposes when we translate our RMB denominated financial assets into U.S. Dollars, as the U.S. Dollar is our reporting currency.

Risks Related to Our Stock Being Publicly Traded

Our stock price may be volatile.

We cannot predict the extent to which a trading market will develop for our common stock or how liquid that market might become. The trading price of our common stock is expected to be highly volatile as well as subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

•	Quarterly variations in our results of operations or those of our competitors.

•	Announcements by us or our competitors of acquisitions, new products, significant contracts, commercial relationships or capital commitments.

•	Our ability to develop and market new and enhanced products on a timely basis.

•	Changes in governmental regulations or in the status of our regulatory approvals.

•	Changes in earnings estimates or recommendations by securities analysts.

•	General economic conditions and slow or negative growth of related markets.

In addition, the stock market in general, and the market for technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our Common Stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. Such litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

You may experience substantial dilution if we raise funds through the issuance of additional equity and/or convertible securities.

We are likely to engage in equity financing in the future in order to raise funds for working capital, financing expansion efforts and/or investing in research and development. Such financing may result in a substantial dilution of your equity stake in our company.

Item 2.  Properties.

The Company has an operating lease for its headquarters in Foshan City, People’s Republic of China.  The office has a gross area of approximately 4,010 square feet, for a term of 36 months from July 1, 2008 through June 30, 2011 in the amount of $173,232 or $4,812 on a monthly basis.

Item 3.  Legal Proceedings.

As of the date of this filing, the Company is not a party to any legal proceeding that could reasonably be expected to have a material impact on our operations or finances.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.

Our common stock is currently traded on a limited basis on the OTCBB in the United States of America under the symbol “MYST.OB.” The quotation of our common stock on the OTCBB does not assure that a meaningful, consistent and liquid trading market currently exists. We cannot predict whether a more active market for our common stock will develop in the future. In the absence of an active trading market:

•	Investors may have difficulty buying and selling or obtaining market quotations;

•	Market visibility for our common stock may be limited; and

•	A lack of visibility of our common stock may have a depressive effect on the market price for our common stock.

The reported high and low sale prices for the common stock are shown below for the periods indicated. The prices reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not always represent actual transactions. As of September 30, 2008, we had approximately 195 stockholders of record. We anticipate many more shares are held in “street name” whereby our transfer agent does not have a record the individual or entity who holds the stock certificates.

Period	High	Low

Quarter ended December 31, 2006	$0.43	$0.16
Quarter ended March 31, 2007	$0.45	$0.27
Quarter ended June 30, 2007	$0.35	$0.17
Quarter ended September 30, 2007	$0.19	$0.12
Quarter ended December 31, 2007	$0.60	$0.13
Quarter ended March, 2008	$0.32	$0.12
Quarter ended June 30, 2008	$0.20	$0.12
Quarter ended September 30, 2008	$0.14	$0.08

On September 30, 2008, MYST was quoted at $0.08 per share.

Dividends.

There are no present material restrictions that limit the ability of the Company to pay dividends on common stock or that are likely to do so in the future. The Company has not paid any dividends with respect to its common stock, and does not intend to pay dividends in the foreseeable future.

Our common stock may be subject to the “penny stock” rules as promulgated under the Exchange Act.

In the event that no exclusion from the definition of “penny stock” under the Exchange Act is available, then any broker engaging in a transaction in our common stock will be required to provide its customers with a risk disclosure document, disclosure of market quotations, if any, disclosure of the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market values of our securities held in the customer’s accounts. The bid and offer quotation and compensation information must be provided prior to effecting the transaction and must be contained on the customer’s confirmation of sale. Certain brokers are less willing to engage in transactions involving “penny stocks” as a result of the additional disclosure requirements described above, which may make it more difficult for holders of our common stock to dispose of their shares.

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

Recent Sales of Unregistered Securities.

On March 8, 2008, MYST sold 5,000,000 shares of common stock to ZeStock Holdings Ltd. at $0.12 a share for $600,000. The securities were issued in reliance on an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and all securities are “restricted securities” within the meaning under the Securities Act.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

Income Statement Items

The following table summarizes the results of our operations during the twelve months ended September 30, 2008 and 2007 and provides information regarding the dollar and percentage increase or (decrease) from the current fiscal year to the prior fiscal year:

Years Ended September 30, 2008 and 2007

	9/30/2008	9/30/2007	Increase (Decrease )	Percentage Increase (Decrease )
Revenues	$29,171,642	$21,554,811	$7,616,831	35%
Cost of Sales	20,219,600	18,219,172	2,000,428	11%
Gross Profit	8,952,042	3,335,639	5,616,403	168%
Operating Expenses	3,971,996	7,846,812	(3,874,816)	(49)%
Other Income	494	63,478	(62,984)	(99)%
Income (Loss) From Continuing Operations	$4,980,540	$(4,447,695)	$9,428,235	212%
Income Taxes	(5,758)	-	(5,758)	(100)%
Minority Interest in Income of Subsidiary	(1,194,367)	(542,292)	(652,075)	(120)%
Net Income (Loss)	3,780,415	(4,989,987)	8,770,402	176%
Other Comprehensive Income (Loss)	37,267	(7,263)	44,530	613%
Comprehensive Income (Loss)	3,817,682	(4,997,250)	8,814,932	176%
Earnings per Common Share
- Basic	$0.02	$(0.04)
- Fully Diluted	$0.02	$(0.04)

Weighted Average Common Share Outstanding
- Basic	153,240,531	116,331,014
- Fully Diluted	153,240,531	116,331,014

Revenues increased by $7,616,831:

Revenues were $29,171,642 for the year ended September 30, 2008 compared to $21,554,811 for the year ended September 30, 2007. The increase of $7,616,831 is due primarily to the Company’s growth in its online membership services business segment and investments in its entertainment art productions business segment.  For the years ended September 30, 2008 and 2007, the Company recorded revenues of approximately $7.7 million and $4.3 million, respectively, for its online membership services business segment, all of which was derived from the www.subaye.com website.  For the years ended September 30, 2008 and 2007, the Company recorded approximately $6.9 million and $3.9 million in revenues, respectively, for the Company's investments in entertainment arts business segment.  The Company's licensing and outright sales of its entertainment assets, namely copyrights, continued according to management's plans.  During the year ended September 30, 2008, MYST sold copyrights to 1 motion picture for approximately $860,000, 1 copyright for television rights for approximately $308,000 and copyrights to 12 internet broadcasts for $1.7 million, respectively.  Additionally, during the year ended September 30, 2008, a total of $1.6 million and $1.34 million was recorded for "master franchise licenses" sales and "end user licenses," respectively.  Additionally, the Company recorded revenue from internet broadcast "playing fees" and related revenue sharing arrangements of approximately $660,000 for the year ended September 30, 2008. During the year ended September 30, 2007, MYST sold copyrights to 2 motion pictures for $2.2 million. Additionally, during the year ended September 30, 2007, a total of $800,000 was recorded for "master franchise licenses" sales.  The revenues for the importing and exporting business segment continued to steadily increase and were approximately $12.5 million in 2008 versus revenues of approximately $11.4 million in 2007. The Company expects the importing and exporting business to expand significantly in the coming years due to current contracts and various significant potential contracts the Company is expecting to negotiate in the near future.  The Company’s revenues for the years ended September 30, 2008 and 2007 from the software sales business segment were approximately $1.8 million and $1.9 million, respectively.  The Company is committed to its software sales business segment and is in the process of formalizing new business plans which will utilize the Company’s software platforms to enhance the user’s experiences on the Company’s various websites.

Costs of Sales increased by $2,000,428:

Costs of sales were $20,219,600 for the year ended September 30, 2008 compared to $18,219,172 for the year ended September 30, 2007. Amortization of the Company's websites which was included in costs of sales for the years ended September 30, 2008 and 2007 totaled $2.7 million and $1.9 million, respectively.  Amortization of the Company's computer software which was included in costs of sales for the years ended September 30, 2008 and 2007 totaled $1.7 million and $0, respectively.  Amortization of the Company's copyrights which was included in costs of sales for the years ended September 30, 2008 and 2007 totaled $50,045 and $995,875, respectively. The costs of sales recorded upon the sale of copyright licenses totaled for the years ended September 30, 2008 and 2007 totaled approximately $2.9 million and approximately $922,000, respectively.  The costs of sales for the importing and exporting business segment continued to steadily increase as revenues increased and were approximately $12.2 million in 2008 versus approximately $11.2 million in 2007.

Operating expenses decreased by $3,874,816:

For the year ended September 30, 2008, we incurred operating expenses of $3,971,996 as compared to $7,846,812 for the year ended September 30, 2007. Stock-based compensation expense decreased $1,816,675 for the years ended September 30, 2008 versus September 30, 2007 due to a decrease in its 2008 issuances of stock to consultants and employees versus 2007, when much of the Company’s stock based compensation was incurred. Selling, general and administrative expenses decreased from approximately $2.0 million for the year ended September 30, 2007 to approximately $923,000 for the year ended September 30, 2008.  The Company cut costs aggressively during the year ended September 30, 2008 and was able to take advantage of a contracted labor pool which was much less expensive than the Company's previous employee base.  The Company recorded an impairment loss on the value of its copyrights during the years ended September 30, 2008 and 2007 of $0 and 1.3 million, respectively.

Other income decreased by $62,984:

Other income was $494 for year ended September 30, 2008 compared to $63,478 for the year ended September 30, 2007. For the year ended September 30, 2007 the Company had a significant gain on the disposal of motor vehicles.  For the year ended September 30, 2008, the Company had a lower cash balances throughout the year and earned only a minimal amount of interest income.

Net income (loss) increased by $8,770,402:

 The Company generated net income of $3,780,415 for the year ended September 30, 2008 as compared to a loss of $4,989,997 for the year ended September 30, 2007 as a result of the successful decrease in operating costs and also the substantial growth of the online membership services and investments in entertainment arts business segments.

Corporate tax

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between the income tax basis and the financial reporting basis of assets and liabilities. Provisions for income taxes consist of taxes currently due plus deferred taxes.

In July 2006, the Financial Accounting Standard Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109  (“FIN 48”), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a return. FIN 48 provides guidance on the measurement, recognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. FIN 48 became effective as of January 1, 2007 and had no impact on the Company’s consolidated financial statements.

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

United States of America

Since the Company had no operations within the United States, there is no provision for United States taxes and there are no deferred tax amounts as of September 30, 2008 and 2007, respectively.

Delaware

The Company is incorporated in Delaware but does not conduct business in Delaware. Therefore, the Company is not subject to  state corporate income tax. However, the Company does have to pay Franchise Tax to the Delaware Department of State.  Regardless of where the Company conducts business, it must file an Annual Franchise Tax Report and pay Franchise Tax for the privilege of incorporating in Delaware. The minimum Franchise Tax is $35 with a maximum of $165,000. The Company has not filed its Franchise Tax Return for 2008 or 2007 as of the date hereof, but anticipates its Franchise Tax owed to Delaware will be approximately $500 for the years ended September 30, 2008 and 2007, respectively.

British Virgin Islands

3G Dynasty and Subaye IIP are incorporated in the British Virgin Islands and, under the current laws of the British Virgin Islands, are not subject to income taxes.

Hong Kong

MyStarU Ltd. and Media Group International Ltd. are incorporated in Hong Kong and are subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. No provision for Hong Kong profits tax has been made as these subsidiaries incurred losses during the years ended September 30, 2008 and 2007, respectively. The applicable Hong Kong statutory tax rate for the years ended September 30, 2008 and 2007 is 17.5%.

People’s Republic of China

The Company is governed by the Income Tax Law of the People’s Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws (“the Income Tax Laws”). Under the Income Tax Laws, foreign investment enterprises (“FIE”) are generally subject to an income tax at an effective rate of 25% on income as reported in their statutory financial statements after appropriate tax adjustments unless the enterprise is located in specially designated regions of cities for which more favorable effective tax rates apply. Upon approval by the PRC tax authorities, FIEs scheduled to operate for a period of 10 years or more and that are engaged in manufacturing and production may be exempt from income taxes for two years, commencing with their first profitable year of operations, after taking into account any losses brought forward from prior years, and thereafter with a 50% exemption for the next three years.

No provision for Enterprise income tax in the PRC had been made for the years ended September 30, 2008 and 2007 due to the fact that the Company is exempt from PRC tax based on the statutory provisions granting a tax holiday for a two year period, as stated above, for the years ended September 30, 2008 and 2007.

On January 1, 2008, the new Enterprise Income Tax (“EIT”) law replaced the prior laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”).The key changes in the new law are:

a.
The new standard EIT rate of 25% replaced the 33% rate that had been applicable to both DES and FIEs, except for High Tech companies who pay a reduced rate of 15%. The Company believes it qualifies as a “High Tech Company.”

b.
Companies established before March 16, 2007 will continue to enjoy tax holiday treatment approved by local government for a grace period of five years or until the tax holiday term is completed, whichever is sooner.

The Company and its subsidiaries were all established before March 16, 2007 and are therefore is qualified to continue enjoying the reduced tax rate as described above through the year ended September 30, 2010.

The following table reconciles the statutory rates to the Company’s effective tax rate for the years ended September 30, 2008 and 2007:

	2008	2007
U.S. Statutory rates	35.0%	35.0%
Foreign income	(35.0)	(35.0)
China tax rates	25.0	33.0
China income tax exemption	(25.0)	(33.0)
Effective income tax rates	0.0%	0.0%

Value Added Tax

Enterprises or individuals who sell products, engage in repair and maintenance, or import and export goods in the PRC are subject to a value added tax in accordance with Chinese laws. The value added tax rate applicable to the Company is 6% of the gross sales price. No credit is available for VAT paid on the purchases.

Liquidity and Capital Resources

We believe that our currently-available working capital, after receiving the aggregate proceeds of our capital raising activities in the fourth quarter of fiscal year 2008 and collection of our accounts receivable, should be adequate to sustain our operations at least through the end of fiscal year 2009.

As of September 30, 2008, we had a cash balance of $302,632, consisting of money held in PRC and Hong Kong banks and cash in hand. We currently have no cash positions in the United States of America. We have been funding our operations through receipts from customers and equity-based financing such as the sale of our common stock.

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

Net cash provided by operations for the year ended September 30, 2008 was $2,768,702. In the future, we may use cash in our operations due to the continuing implementation of our business model and increased expenses from costs associated with being a public company.

Net cash used in investing activities for the year ended September 30, 2008 was $5,700,132. The Company invested $5,269,231 in computer equipment and computer software for the online membership services business segment in 2008.

Net cash provided by financing activities for the year ended September 30, 2008 was $2,043,434. It represented the issuance of 5,000,000 shares of the Company's common stock for $600,000.  Additionally, for $400,000, the Company's subsidiary, Subaye.com, issued 100,000 shares of Subaye.com common stock and warrants to purchase an additional 500,000 shares of Subaye.com common stock at $4.00 per share, expiring on July 7, 2013.

Our future growth is dependent on our ability to raise capital for expansion, and to seek additional revenue sources. If we decide to pursue any acquisition opportunities or other expansion opportunities, we may need to raise additional capital, although there can be no assurances that such capital-raising activities would be successful.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that will have a current or future effect on our financial condition and changes in financial condition in 2008 or 2009.

Protection of Intellectual Property

The Company currently holds approximately $13,000,000 in copyrights covering programming rights for movies, internet broadcasts, DVDs and television programming. We cannot guarantee that if a competitor or anyone else were to commence litigation against us, we would be able to adequately defend our position and retain ownership and value in the intellectual property.

Capital Requirements

In 2008 and 2007, the Company raised significant sources of financing by issuing equity securities, namely the Company’s common stock. We may not be able to continue to find adequate sources of financing. Certain business segments in which we have committed to expanding operations, namely the “Investments in Entertainment Arts” business segment, involve very significant capital requirements.

Impact of Inflation

We believe that inflation has had a negligible effect on operations during the years ended September 30, 2008 and 2007, respectively We believe that we can offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Trends, Events, and Uncertainties

The present demand for our products will be dependent on, among other things, market acceptance of the Company’s concept, the quality of its products, and general economic conditions which are cyclical in nature. The Company’s business operations may be adversely affected by increased competition and prolonged recessionary periods in the PRC.

Dividends

We do not expect to pay dividends for the foreseeable future.  As a result, you could lose your entire investment in the Company.

Table of Contractual Obligations

The following is a table outlining the Company’s actual and projected significant contractual obligations as of September 30, 2008.

	For the Years Ended September 30,
	2009		2010		2011	2012	2013	Total
Operating Lease Obligations (1)		$57,744		$57,744	$43,308	$—	$-		$158,796
Purchase Obligations - China Netcom (2)	$	variable	$	variable	$-	$-	$-	$	variable
Purchase Obligations - FRT (3)		$49,600		$-	$-	$-	$-		$49,600
							-
Total		$107,344		$57,744	$43,308	$—	$-		$208,396

(1)
The Company has a lease agreement to utilize office space at 6 North Twelfth Road, Country Garden, Shunde District, Foshan City, Guangdong, China 528312 for approximately $4,812 per month through June 30, 2011.

(2)
The Company has an ongoing contractual obligation which renews annually upon approval from both parties on May 30 of each year to China Netcom ("CN") whereby the Company is liable to pay CN monthly compensation equal to forty percent (40%) of the Subaye.com's membership revenues derived from www.subaye.com, for ensuring that the Company's webhosting and internet connections operate without interruption.

(3)
The Company has an ongoing contractual obligation which renews annually upon approval from both parties on May 26 of each year to FRT whereby Subaye.com is liable to pay FRT monthly compensation equal to $6,200 for ensuring the Company's computer networking, servers and internet connections operate without interruption.

Item 8.  Financial Statements and Supplementary Data.

MYSTARU.COM, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F1
Consolidated Balance Sheets as of September 30, 2008 and 2007	F2
Consolidated Statements of Operations and Comprehensive Income for the Years Ended September 30, 2008 and 2007	F3
Consolidated Statements of Stockholders’ Equity for the Years Ended September 30, 2008 and 2007	F4
Consolidated Statements of Cash Flows for the Years Ended September 30, 2008 and 2007	F5
Notes to Consolidated Financial Statements for the Years Ended September 30, 2008 and 2007	F6-F27

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
MyStarU.com, Inc.

We have audited the accompanying consolidated balance sheets of MyStarU.com, Inc. and Subsidiaries as of September 30, 2008 and 2007, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the years ended September 30, 2008 and 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MyStarU.com, Inc. and Subsidiaries as of September 30, 2008 and 2007, and the results of its consolidated operations and comprehensive income, stockholders' equity, and its cash flows for the years ended September 30, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ DNTW Chartered Accountants, LLP

Licensed Public Accountants
Markham, Ontario, Canada
January 12, 2009

MYSTARU.COM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2008 AND 2007

	2008	2007
ASSETS
Current Assets
Cash	$302,632	$1,150,422
Accounts Receivable, Net of Allowances for Doubtful Accounts of $30,767 (2007: $413,036) (Note 3)	10,387,036	7,982,668
Accounts Receivable, Related Party (Note 11)	-	1,107,359
Inventory	126,256	-
Prepaid Expenses	2,265,078	1,778,966
Other Current Assets	623,567	598,588

Total Current Assets	13,704,569	12,618,003

Property, Plant & Equipment, Net	10,301,602	8,376,420

Goodwill and Intangible Assets
Copyrights, net of accumulated amortization of $1,550,443 (2007: $2,534,178) (Notes 5 and 6)	13,118,866	6,262,456
Goodwill (Notes 4 and 6)	557,224	354,615

Total Goodwill and Intangible Assets	13,676,090	6,617,071

TOTAL ASSETS	$37,682,261	$27,611,494

LIABILITIES & STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$4,422,172	$3,435,530
Accrued Liabilities	545,396	257,712
Short Term Debt (Note 14)	1,043,424	-

Total Current Liabilities	6,010,992	3,693,242

Total Liabilities	6,010,992	3,693,242

Minority Interest in Consolidated Subsidiaries (Note 12)	7,138,608	3,801,642

Commitment and Contingencies (See Note 13)

Stockholders’ Equity (Note 9)
Preferred stock, $0.001 par value, authorized: 50,000,000 shares, zero shares issued and outstanding at September 30, 2008 and 2007, respectively	-	-
Common stock, $0.001 par value, authorized: 300,000,000 shares, 156,014,316 and 146,288,000 shares issued and outstanding at September 30, 2008 and 2007, respectively	156,014	146,288
Additional Paid in Capital	24,301,719	22,905,224
Shares to be Issued	350	2,065
Deferred Stock-Based Compensation	(1,285,362)	(479,225)
Accumulated Other Comprehensive Income (Loss)	30,251	(7,016)
Retained Earnings (Accumulated Deficit)	1,329,689	(2,450,726)

Total Stockholders’ Equity	24,532,661	20,116,610

Total Liabilities & Stockholders’ Equity	$37,682,261	$27,611,494

See accompanying notes to the financial statements.

MYSTARU.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

	2008	2007
Revenues
Licensing and Royalty Revenues	$6,878,649	$3,908,086
Online Membership Services	7,680,017	4,310,030
Import and Export Sales	12,485,833	11,437,595
Software Sales ($1,080,000 to Related Party in 2007)	1,826,871	1,899,100
Media & Marketing Management	300,272	-
Total Revenue	29,171,642	21,554,811

Costs of Sales	20,219,600	18,219,172

Gross Profit	8,952,042	3,335,639

Operating Expenses
Advertising	873,380	825,125
Stock Based Compensation	1,537,863	3,354,538
Salaries and Wages	440,933	731,887
Impairment Loss	-	1,342,722
Recovery of Bad Debts	(185,440)	(436,396)
Depreciation	381,821	52,943
Selling, General and Administrative	923,439	1,975,993

Total Operating Expenses	3,971,996	7,846,812

Income (Loss) From Operations	4,980,046	(4,511,173)

Other Income and Expenses	494	63,478

Net Income (Loss) From Operations Before Income Taxes & Minority Interest	4,980,540	(4,447,695)

Provision for Income Taxes	(5,758)	-

Net Income (Loss) From Operations Before Minority Interest	4,974,782	(4,447,695)

Minority Interest in Income of Subsidiary	(1,194,367)	(542,292)

Net Income (Loss)	3,780,415	(4,989,987)

Foreign Currency Translation Adjustment	37,267	(7,263)

Comprehensive Income (Loss)	$3,817,682	$(4,997,250)

Basic Net Income (Loss) Per Common Share	$0.02	$(0.04)

Diluted Net Income (Loss) Per Common Share	$0.02	$(0.04)

Basic Weighted Average
Number of Common Shares	153,240,531	116,331,014

Diluted Weighted Average
Number of Common Shares	153,240,531	116,331,014

See accompanying notes to the financial statements.

MYSTARU.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AS OF SEPTEMBER 30, 2008

	Common Stock		Additional	Deferred	Shares	Accumulated Other	Accumulated (Deficit)
	Shares Issued	Par . 001	Paid in Capital	Stock-Based Compensation	to be Issued	Comprehensive Income	Retained Earnings	Total
Balance, September 30, 2004	60,188,000	$60,188	$3,912,489	$(731,250)	$-	$133	$(580,919)	$2,660,641
Issuance of Stock for Cash	13,500,000	13,500	3,036,500	-		-	-	3,050,000
Stock Issued for Services	3,500,000	3,500	836,500	(840,000)		-	-	-
Amortization of Deferred Stock Compensation	-	-	-	667,353		-	-	667,353
Foreign Currency Translation	-	-	-	-		113	-	113
Net Income	-	-	-	-		-	2,048,452	2,048,452
Balance, September 30, 2005	77,188,000	77,188	7,785,489	(903,897)		246	1,467,533	8,426,559
Issuance of Stock For Cash	4,600,000	4,600	1,421,400	-		-	-	1,426,000
Issuance of Stock for Services	15,300,000	15,300	6,686,700	(6,702,000)		-	-	-
Amortization of Deferred Stock Compensation	-	-	-	4,516,034		-	-	4,516,034
Foreign Currency Translation	-	-	-	-		1	-	1
Net Income	-	-	-	-		-	1,071,728	1,071,728
Balance, September 30, 2006	97,088,000	97,088	15,893,589	(3,089,863)		247	2,539,261	15,440,322
Issuance of Stock For Cash	33,000,000	33,000	3,667,000	-		-	-	3,700,000
Issuance of Stock for Services	1,300,000	1,300	472,235	(473,900)	365	-	-	-
Issuance of Stock to Acquire Websites	14,700,000	14,700	2,604,300	-		-	-	2,619,000
Issuance of Stock for Legal Settlement	200,000	200	268,100	(270,000)	1,700	-	-	-
Amortization of Deferred Stock-Based Compensation	-	-	-	3,354,538		-	-	3,354,538
Foreign Currency Translation	-	-	-	-		(7,263)	-	(7,263)
Net Income	-	-	-	-		-	(4,989,987)	(4,989,987)

Balance, September 30, 2007	146,288,000	$146,288	$22,905,224	(479,225)	2,065	(7,016)	(2,450,726)	20,116,610
Issuance of Stock For Cash	5,000,000	5,000	595,000	-		-	-	600,000
Investment in Subsidiary	-	-	198,956	-	-	-	-	198,956
Issuance of Stock for Services	3,026,316	3,026	602,539	(2,344,000)	(15)	-	-	(1,738,450)
Issuance of Stock for Legal Settlement	1,700,000	1,700	-	-	(1,700)	-	-	-
Amortization of Deferred Stock-Based Compensation	-	-	-	1,537,863		-	-	1,537,863
Foreign Currency Translation	-	-	-	-		37,267	-	37,267
Net Income	-	-	-	-		-	3,780,415	3,780,415
Balance, September 30, 2008	156,014,316	$156,014	$24,301,719	$(1,285,362)	$350	$30,251	$1,329,689	$24,532,661

See accompanying notes to the financial statements.

MYSTARU.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASHFLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

	2008	2007

Cash Flows From Operating Activities
Net Income (Loss)	$3,780,415	(4,989,987)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided By Operating Activities:
Depreciation	4,728,392	4,995,659
Gain on Disposal of Subsidiary	-	(564)
Amortization of Copyrights	50,045	995,875
Allowance for Bad Debts	(185,440)	(436,396)
Impairment Loss of Copyrights	-	1,342,722
Minority Interests	1,194,367	542,292
Gain on Disposal of Subsidiary	-	-
Stock Based Compensation Expense	1,537,863	3,354,538
Changes in Operating Assets and Liabilities:
Accounts Receivable	(2,111,569)	(4,288,702)
Due from Related Party	-	247,833
Inventory	(126,256)	-
Prepaid and Other Current Assets	(511,091)	(1,777,057)
Copyrights	(6,856,410)	1,278,077
Related Party Payable	(5,940)	-
Accounts Payable and Accrued Expenses	1,274,326	(569,192)
Net Cash Provided By Operating Activities	2,768,702	695,098

Cash Flows From Investing Activities:
Cash Proceeds Upon Acquisition of MGI	2,834	-
Capital Expenditures	(5,702,966)	(4,448,955)
Net Cash Used In Investing Activities	(5,700,132)	(4,448,955)

Cash Flows From Financing Activities
Proceeds From Loan Payable	1,043,434	-
Proceeds From Issuance of Common Stock	1,000,000	3,700,000
Net Cash Flows Provided by Financing Activities:	2,043,434	3,700,000

Effect of Exchange Rate Changes in Cash	40,206	(7,263)

Net Decrease in Cash	(847,790)	(61,120)

Cash - Beginning of Year	$1,150,422	$1,211,542

Cash - End of Year	$302,632	$1,150,422

Supplemental Disclosure of Cash Flow Information:
Taxes Paid	$5,758	$-
Interest Paid	$-	$-
Non Cash Investing and Financing Activities:
Issuance of Stock for Services, Deferred Compensation	$605,550	$415,500
Issuance of Stock by Subsidiary for Services, Deferred Compensation	$1,738,450	$-
Issuance of Stock for Legal Settlement	$-	$270,000
Common Stock Issued in Lieu of Cash Payment of Accounts Payable	$-	$705,000
Accounts Receivable Used for Acquisition of Website	$1,000,000	$-
Acquisition of MGI Through Issuance of Common Stock of Subsidiary	$200,000	$-
Acquisition of Websites Through Issuance of Common Stock	$1,534,914	$2,619,000

See accompanying notes to the financial statements.

MYSTARU.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

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

The Company operates in five distinct business segments:

1. Investments in Entertainment Arts Productions - The Company purchases and licenses or resells copyrights of entertainment-related assets.

2. Online Membership Services - The Company provides online content and member services for commercial use.

3. Software sales - The Company provides web-based and mobile software platforms.

4. Importing and exporting of goods - The Company conducts international trade using the PRC as its base of operations.

5. Media and Marketing Management - The Company coordinates product placement activities for filmmakers and advertisers within the entertainment arts industry of the PRC.

On April 25, 2006, the Company’s majority-owned subsidiary, Subaye.com, acquired 100% of the shares of Guangzhou Panyu Metals & Minerals Import and Export Co., Limited (“Panyu M&M”), a PRC limited company, from the sole shareholder, Wukang IE Limited for $500,000. Panyu M&M’s principal activity is conducting import and export trade in PRC. On October 1, 2006, Subaye.com sold 100% of the shares of Panyu M&M to MYST.

On June 16, 2006, the following transactions took place:

1	Subaye.com, Inc. sold 2,024,192 shares of its common stock to MYST for $1,060,000.

2.
Subaye.com, Inc. acquired certain valuable assets, namely certain minority ownership rights to the website known as www.subaye.com, by issuing 798,747 shares, valued at $1,565,544, of its common stock to CDN.

3.
Subaye.com, Inc. issued 500,000 shares of its common stock and 200,000 shares of its Series A convertible preferred stock, par value $0.01, to Top Rider Group Limited for $1,760,000. Each share of Subaye.com, Inc. series A convertible preferred stock is convertible into two shares of Subaye.com, Inc.’s common stock.

4.	Additionally, the Subaye.com, Inc. agreed to reimburse CDN for website development costs incurred on behalf of the Subaye.com, Inc. in 2006 and 2005 totaling $190,800.

5.	MYST and CDN agreed to terminate the Rights Agreement dated November 11, 2005.

On September 1, 2006, the Company formed Guangzhou Subaye Computer Technology Limited (F/K/A Guangzhou Tcom Computer Technology Limited, “Guangzhou Subaye”) as a PRC limited company. Guangzhou Subaye is a wholly owned subsidiary of the Company, and provides computer services such as web development, networking infrastructure and web infrastructure support services.

On May 16, 2007, Subaye.com issued 1,150,000 shares of its common stock for $2,300,000 to the Company. As a result of this transaction, the Company holds a direct 64.60% ownership interest Subaye.com. An independent valuation of Subaye.com was completed as of September 30, 2006 in order to facilitate an impartial and best efforts arms-length transaction between the majority and minority shareholders of Subaye.com.

On July 10, 2007, the Company filed appropriate documents with the Secretary of State of Delaware and changed its name from Telecom Communications, Inc. to MyStarU.com, Inc.

On October 1, 2007, the Company sold 100% of the outstanding ownership units of Guangzhou Subaye to Subaye.com for $119,534. Payment of the purchase price of $119,534 was made in the form of 59,767 shares of Subaye.com common stock.

On October 23, 2007, MyStarU.com, Inc.’s majority-owned subsidiary, Subaye.com completed the acquisition of Media Group International Limited ('MGI'), a premier media and marketing management firm. Subaye.com will immediately begin executing the planned integration of the Corporate Video Online/Offline, commercial movie advertising markets, and overseas business operations and networks. Subaye.com expects the acquisition and the subsequent integration to be a leading provider of corporate video online/offline and product placement advertising in movies. The acquisition broadens its product portfolio and addressable market, helps develop overseas markets, and will immediately increase corporate video members and revenue. Upon the closing of the transaction, MGI shareholders received 100,000 shares of the common stock of Subaye.com, valued at $200,000.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

Basis of presentation

The consolidated financial statements, prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), include the assets, liabilities, revenues, expenses and cash flows of the Company and all its subsidiaries. This basis of accounting differs in certain material respects from that used for the preparation of the books and records of the Company’s principal subsidiaries, which are prepared in accordance with the accounting principles and the relevant financial regulations applicable to enterprises with limited liabilities established in the PRC (“PRC GAAP”) the accounting standards used in the place of their domicile.  The accompanying consolidated financial statements reflect necessary adjustments not recorded in the books and records of the Company’s subsidiaries to present them in conformity with United States GAAP.

The consolidated financial statements of the Company reflect the activities of the parent and the following subsidiaries. All significant intercompany accounts, transactions and cash flows are eliminated on consolidation.
Subsidiaries	Countries Registered In	Percentage of Ownership
MyStarU Ltd.	Hong Kong, The People’s Republic of China	100.00%
3G Dynasty Inc.	British Virgin Islands	100.00%
Subaye.com	United States of America, Delaware	69.03%
Subaye IIP Limited	British Virgin Islands	69.03%
Guangzhou Panyu Metals & Materials Limited	The People’s Republic of China	100.00%
Guangzhou Subaye Computer Tech Limited	The People’s Republic of China	69.03%
Media Group International Limited	Hong Kong, The People’s Republic of China	69.03%

MyStarU Ltd.

MyStarU Ltd. operates the Company’s online educational platforms, and manages the MyStarU franchise programs.

3G Dynasty

3G Dynasty operates the Company’s investments in entertainment arts business segment and is a holding company utilized by the Company to manage its investments in intellectual properties such as movie copyrights.

Subaye.com

Subaye.com is a holding company utilized by the Company to manage its investments in Guangzhou Subaye Computer Technology Limited and Media Group International, Inc.

Subaye IIP Limited

Subaye IIP Limited is a holding company utilized by the Company to manage its investments in Subaye.com, Guangzhou Subaye Computer Technology Limited and Media Group International, Inc.

Guangzhou Panyu Metals & Materials Limited

Guangzhou Panyu Metals & Materials Limited ("Panyu") operates the Company’s importing and exporting business.

Guangzhou Subaye Computer Technology Limited

Guangzhou Subaye Computer Technology Limited ("Guangzhou Subaye") provides technical expertise with regard to computer software, hardware, internet infrastructure and networking for the Company and its employees and markets and sells computer software, namely IBS Version 5.0.

Media Group International Limited

Media Group International Limited ("MGI") provides media, advertising and marketing expertise for the Company and markets and sells its services such as advertising product placement services and media management services within the PRC entertainment market and overseas.

The accounts of Guangzhou Panyu Metals & Materials Limited, were only included in the financial statements for the period the Company held ownership of Panyu M&M, or from April 25, 2006 through October 1, 2006.

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

•      Revenue recognition;

•      Valuation of stock based compensation; and

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

Translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders’ equity and amounted to $30,251 and $(7,016) as of September 30, 2008 and 2007, respectively.

Revenue Recognition

The Company negotiates contracts with its customers, which may include revenue arrangements with multiple deliverables, as outlined by Emerging Issues Task Force No. 00-21 ("EITF 00-21"). The Company’s accounting policies are defined such that each deliverable under a contract is accounted for separately. Historically, the Company has not entered into contracts with its customers that provided for multiple deliverables.

The Company has identified the following five revenue streams, as follows:

Monthly Website Subscriptions

Revenue for the monthly subscription from the members who subscribed to the Company’s websites is recognized on a pro-rata basis, is calculated on a day-to-day basis and invoiced at the end of each month of full service in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition ("SAB 104"). The Company does not currently charge a cancellation fee or penalty if and when a customer decides to terminate their membership with our websites.

Current terms of the www.subaye.com membership agreement stipulate that the customer pays a nonrefundable fee of approximately $100 per month for access to the marketing and advertising capabilities in place at www.subaye.com. The Company does not currently provide any specific software to its customers, although, much of the website is driven by complex software which controls the video and voice streaming, among other things, which is prevalent throughout the website.

The Company has an ongoing agreement with China Netcom ("CN"). CN is an internet provider and webhosting in the PRC and manages the internet connection and webhosting of the Company's www.subaye.com website. Under the agreement, CN is required to ensure that the Company's internet connection and namely its webhosting, is operating correctly at all times such that all users of the websites, including Subaye.com members and anyone else who attempts to access the website can do so without interruption as long as the individual has a reliable internet connection. CN is compensated such that CN receives forty percent (40%) of the Company's gross membership fees, payable on a monthly basis within approximately fifteen (15) days of the end of each month. The Company records its revenues net of the fees paid to CN, in accordance with Emerging Issues Task Force Issue No. 99-19 ("EITF 99-19"). The Company believes net revenue presentation is reasonable given that it shares the obligation to perform with CN with regard to its membership contracts with its customers. The Company also does not believe it has the ability to replace CN with another comparable internet and webhosting provider. Lastly, the allocation of fees to CN is based on a fixed percentage portion of the membership revenues earned from membership fee transactions.

The Company also has an ongoing agreement with FRT whereby FRT is to ensure the telephone lines and mechanical equipment associated with the Company's internet connection is operating correctly. The Company has a fixed arrangement with FRT such that the monthly fees payable to FRT for its services are approximately $6,200.

Media & Marketing Management

In accordance with SAB104, the Company recognizes revenues from media, advertising  and marketing services, product placement services within the PRC and overseas entertainment markets generated by its MGI subsidiary when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price to the customer is fixed or determinable and (iv) collection of the resulting receivable is reasonably assured. In general, revenues are typically earned throughout the life of MGI contracts, normally on a monthly basis.

Software Sales

Revenue from the sale of software is recognized pursuant to the requirements of Statement of Position 97-2 “ Software Revenue Recognition” (SOP 97-2), issued by the American Institute of Certified Public Accountants, as amended by SOP 98-9 “ Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions .” In accordance with SOP 97-2, we begin to recognize revenue from licensing and supporting our software products when all of the following criteria are met: (1) we have evidence of an arrangement with a customer; (2) we deliver the products; (3) license agreement terms are deemed fixed or determinable and free of contingencies or uncertainties that may alter the agreement such that it may not be complete and final; and (4) collection is probable.

Our software licenses generally do not include acceptance provisions. An acceptance provision allows a customer to test the software for a defined period of time before committing to license the software. If a license agreement includes an acceptance provision, we do not record deferred subscription value or recognize revenue until the earlier of the receipt of a written customer acceptance or, if not notified by the customer to cancel the license agreement, the expiration of the acceptance period.

Under our business model, software license agreements typically include a lifetime right of use and do not provide for any support or maintenance to be provided by the Company for the term of the agreement.

Software license fees are recognized once all four criteria for revenue recognition criteria are met (as the contracts do not include a right to unspecified software products).

Our standard licensing agreements include a product warranty provision for all products. Such warranties are accounted for in accordance with SFAS No. 5, “Accounting for Contingencies.” The likelihood that we would be required to make refunds to customers under such provisions is considered remote. As a result, the Company has not accrued for potential liabilities associated with the performance of its software products as no liabilities are specifically anticipated by the Company.

Under the terms of substantially all of our license agreements, we have agreed to indemnify customers for costs and damages arising from claims against such customers based on, among other things, allegations that our software products infringe the intellectual property rights of a third party. In most cases, in the event of an infringement claim, we retain the right to (i) procure for the customer the right to continue using the software product; (ii) replace or modify the software product to eliminate the infringement while providing substantially equivalent functionality; or (iii) if neither (i) nor (ii) can be reasonably achieved, we may terminate the license agreement and refund to the customer a pro-rata portion of the fees paid. Such indemnification provisions are accounted for in accordance with SFAS No. 5. The likelihood that we would be required to make refunds to customers under such provisions is considered remote. In most cases and where legally enforceable, the indemnification is limited to the amount paid by the customer.

Copyright Licensing and Sales

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

Import and Export Revenues

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

 Amortization of Copyrights

The Company amortizes its copyrights using the individual-film-forecast-computation method, in accordance with the SOP 00-2, which amortizes or accrues (expenses) such costs in the same ratio that current period actual revenue (numerator) bears to estimated remaining unrecognized ultimate revenue as of the beginning of the current fiscal year (denominator). The Company began amortization of certain movie copyrights in December 2006, when the Company began to recognize revenue from the films. Amortization related to the movies was $50,045 and 995,875 for the years ended September 30, 2008 and 2007, respectively, and is included in cost of sales.

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

Stock-Based Compensation

The Company does not have a formal stock option plan. However, we offered to some of our employees stock-based compensation in the form of stock warrants and shares of our common stock. Prior to July 1, 2005, we accounted for those stock-based compensation awards using the recognition and measurement principles of the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations, and applied the disclosure-only provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation. Under the intrinsic value method, we recognized compensation expense on the date of grant only if the current market price of the underlying stock on the grant date exceeded the exercise price of the stock-based award.

In December 2004, the FASB issued FASB Statement No. 123 (Revised 2004), Share-Based Payment, which revises FASB Statement No. 123 and supersedes APB Opinion No. 25. FASB Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. Subsequent to the effective date, the pro forma disclosures previously permitted under FASB Statement No. 123 are no longer an alternative to financial statement recognition.

In March 2005, the Staff of the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment. SAB No. 107 expresses the view of the SEC Staff regarding the interaction between FASB Statement No. 123(R) and certain SEC rules and regulations and provides the SEC Staff’s views regarding the valuation of share-based payment arrangements for public companies. The SEC Staff believes the guidance in SAB No. 107 will assist public companies in their initial implementation of FASB Statement No. 123(R) beginning with the first interim or annual period of the first fiscal year that begins after June 15, 2005.

Effective July 1, 2005, we adopted FASB Statement No. 123(R) using the modified prospective method. Under this method, compensation cost recognized during 2006 includes: (1) compensation cost for the portions of all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of FASB Statement No. 123 amortized on a straight-line basis over the options’ remaining vesting period beginning July 1, 2005, and (2) compensation cost for all share-based payments granted subsequent to July 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FASB Statement No. 123(R) amortized on a straight-line basis over the options’ requisite service period. Pro forma results for prior periods have not been restated. No tax benefit and deferred tax asset were recognized on the compensation cost because of our full valuation allowance against deferred tax assets as of September 30, 2005.

There was no impact on the Company’s 2007 or 2006 financial statements as a result of adopting FASB Statement No. 123(R) on July 1, 2005. Additionally, there was no impact from adopting FASB Statement No. 123(R) for 2005 as well. The adoption of FASB Statement No. 123(R) had no impact on cash flows from operations or financing activities. No tax benefit and deferred tax asset were recognized on the compensation cost because of our full valuation allowance against deferred tax assets as of September 30, 2008 and 2007, respectively.

Software Development Costs

The Company accounts for software development costs in accordance with SFAS No. 86, Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed. Under SFAS No. 86, the Company expenses software development costs as incurred until it is determined that the software is technologically feasible. Once it is determined that the entertainment software is technologically feasible and there is a basis for estimating the recoverability of the development costs from future cash flows, the Company capitalizes the remaining software development costs until the software product is released. For the years ended September 30, 2008 and 2007, the Company purchased all of the software from third parties.

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

Valuation of Long-Lived Assets

Long-lived tangible assets and definite-lived intangible assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company uses an estimate of undiscounted future net cash flows of the assets over the remaining useful lives in determining whether the carrying value of the assets is recoverable. If the carrying values of the assets exceed the expected future cash flows of the assets, the Company recognizes an impairment loss equal to the difference between the carrying values of the assets and their estimated fair values. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent from other groups of assets. The evaluation of long-lived assets requires the Company to use estimates of future cash flows. However, actual cash flows may differ from the estimated future cash flows used in these impairment tests. At September 30, 2008, based on management’s projected future cash flows, management has determined the impairment of long-lived assets at September 30, 2008. See Notes 6 and 7 to the financial statements.

Goodwill and Intangible Assets

The Company adopted SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective June 2001. SFAS No. 141 requires the use of the purchase method of accounting for any business combinations initiated after June 30, 2002, and further clarifies the criteria to recognize intangible assets separately from goodwill. Under SFAS No. 142, goodwill and indefinite−life intangible assets are no longer amortized but are reviewed for impairment annually. The results of MGI and the estimated fair market values of its assets and liabilities have been included in our consolidated financial statements from the date of acquisition, October 23, 2007. See Note 4 to the financial statements.

Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at time of purchase to be cash equivalents. All cash is held in large banks located in Hong Kong and the PRC or is cash in hand.

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts represents the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable balance. The Company determines the allowance for doubtful accounts based upon historical write-off experience and current economic conditions. The Company reviews the adequacy of its allowance for doubtful accounts on a regular basis. Receivable balances past due over 120 days, which exceed a specified dollar amount, are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does have off-balance sheet credit exposure related to its customers, due to a concentration of customers accounting for more than 99% of the company’s accounts receivable.

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

Concentrations of Credit Risk

Cash

Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC and Hong Kong. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash and accounts receivable. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. Total cash in PRC or Hong Kong banks and cash on hand at September 30, 2008 and September 30, 2007, amounted to $302,632 and $1,150,422 respectively, of which no deposits are covered by insurance. The Company has not experienced any losses in such bank accounts and believes it is not exposed to any specifically identifiable risks on its cash in bank accounts. Cash on hand is susceptible to misappropriation. However, the Company has not experienced any losses of this nature and believes appropriate controls are in place to avoid a possible misappropriation of funds.

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

Research and Development

Research, development, and engineering costs are expensed as incurred, in accordance with SFAS No. 2, Accounting for Research and Development Costs.  Research, development, and engineering expenses primarily include payroll and headcount related costs, contractor fees, infrastructure costs, and administrative expenses directly related to research and development support. Research and development expenses for 2008 and 2007 were $123,414 and approximately $80,000, respectively.

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

There were no common stock equivalents as of September 30, 2008 or 2007.

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

Reclassifications

Certain reclassifications to the Company’s balance sheet and income statement have been made in 2007, in order for the 2008 financial statements to conform to the presentation of these financial statements.  These reclassifications did not impact the Company’s assets, liabilities, net income (loss) or stockholders equity for the years ended September 30, 2008 and 2007, respectively.

NOTE 3 - ACCOUNTS RECEIVABLE

The Company’s business operations are conducted in the PRC. During the normal course of business, the Company extends unsecured credit to its customers. Management reviews its accounts receivable on a regular basis to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Trade accounts receivable at September 30, 2008 and September 30, 2007 consisted of the following:

	September 30, 2008	September 30, 2007
Trade Accounts Receivable	$10,417,803	$8,395,704
Less: Allowance for Doubtful Accounts	(30,767)	(413,036)
Totals	$10,387,036	$7,982,668

The activity in the allowance for doubtful accounts for trade accounts receivable for the years ended September 30, 2008 and 2007 is as follows:

	September 30, 2008	September 30, 2007
Beginning Allowance for Doubtful Accounts	$413,036	$883,220
Direct Write-offs of Bad Debts	(196,829)	-
Additional Charge to Bad Debt Expense	-	28,996
Recovery of Accounts Charged to Bad Debt Expense in 2006 and 2005	(185,440)	(503,972)
Gain on Foreign Currency Translation	-	4,792
Ending Allowance for Doubtful Accounts	$30,767	$413,036

The Company has the following concentrations of business with customers constituting greater than 5% of the Company’s gross accounts receivable as of September 30, 2008 and September 30, 2007. The nonpayment of these accounts receivables, individually or in the aggregate, could have a material impact on our future results of operations.

These accounts receivable totaled $10,313,625 and $7,610,588 or 99% and 60% of our gross total accounts receivable as of September 30, 2008 and September 30, 2007, respectively.

	September 30, 2008	September 30, 2007

QXS Enterprise	18%	17%
SSTH	46%	9%
China Industry Park Holdings Ltd.	-%	7%
Fenglin Qimao	9%	7%
Fengcun Electronic	19%	8%
Stareast Net Ltd.	-%	12%
PanYu HuiQiang Economic and Trade	7%	-%

The Company’s business operations are conducted in the PRC. During the normal course of business, the Company extends unsecured credit to its customers. Management reviews its accounts receivable on a regular basis to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable.

The Company has not experienced significant difficulty in collecting its accounts receivable in the past and is has no reason to believe this may change in the near future.

NOTE 4 - BUSINESS ACQUISITIONS

Acquisition of Media Group International Limited

On October 23, 2007, the Company’s subsidiary, Subaye.com, acquired 100% of the outstanding ownership units of Media Group International Limited for 100,000 shares of Subaye.com’s common stock, valued at $200,000, which was the fair market value of recent arms length transactions involving the Subaye.com’s common stock, namely certain consulting contracts agreed to with third party service providers in October, 2007. The net assets received by the Company from the acquisition of MGI totaled $200,000. In accordance with the purchase method of accounting, the results of MGI and the estimated fair market value of the assets and liabilities assumed have been included in the consolidated financial statements from the date of acquisition.

The purchase price of MGI was allocated to the assets acquired and liabilities assumed by Subaye.com less the goodwill of $202,453. Subaye.com recorded $202,453 of goodwill, which was the excess of acquisition cost over fair value of net assets of MGI.

Cash	$2,834
Fixed assets, net	$653
Goodwill	$202,453
Due to related party	$(5,940)
Net assets acquired	$200,000

Purchase consideration	$200,000

Net assets acquired	$200,000

Net cash inflow from acquisition of MGI	$2,834

Goodwill is comprised of the residual amount of the purchase price over the fair value of the acquired tangible and intangible assets. The operating results of MGI have been included in the Company’s statement of operations since October 23, 2007. If the operating results had been included since the beginning of the current fiscal year, October 1, 2007, the Company’s pro-forma consolidated revenue and the Company’s pro-forma net income for the year ended September 30, 2008 would have been $29,171,642 (unchanged) and $3,820,448, respectively.

NOTE 5 - SALE OF ASSETS

DaYouCun TV Rights

On September 20, 2008, the Company sold all television rights under its copyright for the programming rights to DaYouCun, a motion picture developed for the PRC entertainment market. Once the sale was complete, the Company still held the internet, motion picture and DVD rights to this production. The details of the sale are listed below:

Gross proceeds from the sale of copyrights – DaYouCun TV Rights	$307,308
Adjusted cost basis	(400,000)
Net loss	$(92,692)

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

On June 10, 2007, the Company sold all rights under its copyright for the television, PRC theaters, overseas theaters and DVD programming rights to First Open, which is anticipated to be produced as a motion picture in the PRC. The Company continues to own the internet rights for First Open. The details of the sale are listed below:

Gross proceeds from the sale of Copyright - First Open	$1,800,000
Adjusted cost basis	(617,268)
Net gain	$1,182,732

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

On June 5, 2007, the Company sold all rights under its copyright for the television programming rights to Big Movie: Subaye, which was initially produced as a motion picture in the PRC. The Company continues to own the internet, film and DVD rights for Big Movie: Subaye. The details of the sale are listed below:

Gross proceeds from the sale of Copyright - Big Movie: Subaye	$400,000
Adjusted cost basis	(304,655)
Net gain	$95,345

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

NOTE 6 - GOODWILL & INTANGIBLE ASSETS

Intangible assets are stated at cost (estimated fair value upon contribution or acquisition), less accumulated amortization and impairment.

The following table summarizes the lives and the carrying values of all the Company's goodwill and intangible assets by category, as of September 30, 2008 and September, 30, 2007:

	September 30, 2008	September 30, 2007

Copyrights - Motion Picture, Television, Internet and DVD Productions	$14,669,309	$8,796,635
Accumulated Amortization	(1,550,443)	(2,534,178)
Copyrights, net	13,118,866	6,262,457

Goodwill	557,224	354,614
Total	$13,676,090	$6,617,071

On October 15, 2007, the Company’s subsidiary, 3G Dynasty, purchased a copyright for the internet rights for “Big Movie 2,” a motion picture production developed by ZesTV, for $200,000.

On October 31, 2007, the Company’s subsidiary, 3G Dynasty, purchased a copyright for 50% ownership of “YeLangQuan a/k/a Pye Dog,” a motion picture production developed by ZesTV, for $750,000. This copyright was sold on June 21, 2008, as described in Note 5.

On April 25, 2008, the Company’s subsidiary, 3G Dynasty, purchased a copyright for “Stockbrokers,” a motion picture production developed by ZesTV, for $3,660,000. The terms of the copyright purchase agreement allowed for payment over a period of 180 days. The Company has fully paid for the copyright.

On May 27, 2008, the Company’s subsidiary, 3G Dynasty, purchased a copyright for 50% ownership of “True?” a motion picture production developed by ZesTV, for $2,500,000. The terms of the copyright purchase agreement allowed for payment over a period of 180 days. The Company had paid $1,690,428 towards the balance owed for the copyright as of June 30, 2008. The balance of $809,572 is included in accounts payable on the balance sheet as of September 30, 2008.

On September 10, 2008, the Company’s subsidiary, 3G Dynasty, purchased a copyright for 113 internet broadcasts for $2,630,000. The terms of the copyright purchase agreement allowed for payment over a period of 90 days. The Company had paid $1,333,700 towards the balance owed for the copyright as of September 30, 2008. The balance of $1,296,300 is included in accounts payable on the balance sheet as of September 30, 2008.

The following table summarizes the copyrights held by the Company as of September 30, 2008, all of which are or will be PRC productions or are being held for investment purposes. All copyrights are wholly-owned by the Company unless noted otherwise.

Copyrights for Movies, DVDs, Television and Internet Broadcasting

Big Movie: Subaye *
Stockbrokers
PaoBu
True? **

*The copyright for “Big Movie: Subaye” includes only rights for DVDs.

** The copyright for True? are 50% owned by ZesTV and 50% owned by MyStarU.com, Inc.

Copyrights for Internet Broadcasting Only

Big Movie 2: Two Stupid Eggs
The 113 Movies

The Company amortizes its copyrights using the individual-film-forecast-computation method, in accordance with the SOP 00-2, which amortizes or accrues (expenses) such costs in the same ratio that current period actual revenue (numerator) bears to estimated remaining unrecognized ultimate revenue as of the beginning of the current fiscal year (denominator). The Company began amortization of the Big Movie: Subaye movie copyright in December 2006, when the Company began to recognize revenue from the film. Total amortization of the copyrights was $50,045 and $995,875for the years ended September 30, 2008 and 2007, respectively, and was included in cost of sales.

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

Intangible assets of the Company are reviewed annually or more often if circumstances dictate, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of September 30, 2008 and 2007, respectively, the Company expects these assets, at their current carrying value, to be fully recoverable.

NOTE 7 - PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	At September 30,
	2008	2007
Computer Software & Equipment	$14,467,374	$8,650,977
Websites	9,338,719	8,702,399
Motor Vehicles	84,012	83,689
Leasehold Improvements	-	211,101
Furniture & Fixtures	56,205	30,277
	23,946,310	17,678,443
Less: Accumulated depreciation and amortization	(13,644,708)	(9,302,023)
	$10,301,602	$8,376,420

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

NOTE 8 - COSTS OF GOODS SOLD

The Company’s costs of goods sold includes products sold by the Company’s import and export business segment as well as depreciation and amortization related to copyrights, websites and software. Below is a table outlining depreciation and amortization for each asset class which is included in costs of goods sold for each period presented within the financial statements.

	September 30, 2008	September 30, 2007

Depreciation Included in Operating Expenses	$381,821	$125,593
Amortization of Copyrights Included Within Cost of Sales	50,045	995,875
Amortization of Websites Included Within Cost of Sales	2,668,592	2,380,902
Amortization of Software Included Within Cost of Sales	1,677,979	2,489,164
Total Depreciation and Amortization	4,778,437	$5,991,534

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

The Company is authorized to issue 350,000,000 shares, in aggregate, consisting of 300,000,000 shares of common stock, $0.001 par value, and 50,000,000 shares of preferred stock, $0.001 par value. The Company's Certificate of Incorporation authorizes the Board of Directors (the "Board") to determine the preferences, limitations and relative rights of any class or series of Company preferred stock prior to issuance and each such class or series must be designated with a distinguishing designation prior to issuance. As of January 6, 2009, no shares of the Company’s preferred stock and 163,364,316 shares of the Company’s common stock were issued or outstanding.

Stock-Based Compensation

On May 1, 2005, the Company issued 4,000,000 shares of common stock to two consultants as part of their compensation at market price of $.29 with a total of $1,160,000. The Company amortized such consultancy fee as expense over its service period of 24 months commenced from May 1, 2005. The stock-based compensation expense for the years ended September, 30, 2008 and 2007, was $0 and $338,333, respectively.

On July 22, 2005, the Company issued 4,000,000 shares of common stock to two consultants as part of their compensation at market price of $.24 with a total of $840,000. The stock-based compensation expense for the years ended September, 30, 2008 and 2007, was $0 and $263,530, respectively.

On April 12, 2006, the Company issued 4,000,000 shares of common stock to five consultants as part of their compensation at a market price of $.52 with a total of $2,080,000. The Company amortized the consultancy fee of $1,300,000 over a 24 month period, the remaining $780,000 is amortized over services period of a 12 month period. It resulted in an expense of $119,167 for each month for 12 months and the remaining 12 months will have an expense of $54,167. The stock-based compensation expense for the years ended September, 30, 2008 and 2007, was $325,000 and $1,040,000, respectively.

On July 31, 2006, the Company issued 3,300,000 shares of common stock to nineteen employees as a one time bonus at market price of $.44 for a total of $1,452,000. The stock-based compensation expense for the years ended September 30, 2008 and 2007, was $0 and $748,000, respectively.

On November 27, 2006, the Company issued 300,000 shares of the Company’s common stock to Mary Kratka for investor relations and promotions services at price of $.26 per share for a total consideration equal to $78,000. The shares were amortized over three months with a stock-based compensation expense of $26,000 each month. The total stock-based compensation expense for the years ended September 30, 2008 and 2007 was $0 and $78,000, respectively.

On January 10, 2007, the Company issued 250,000 shares of common stock to Mary Kratka for investor relations and promotions services company's promotion fee at price of $.45 per share for total consideration equal to $112,500. The shares are being amortized over 12 months with a stock-based compensation expense of $9,375 each month. The total stock-based compensation expense for years ended September 30, 2008 and 2007 was $28,125 and $84,375, respectively.

On January 31, 2007, the Company issued 750,000 shares of common stock to Bon Air Group Limited for investor relations and promotion services at price of $.30 per share for a total consideration equal to $225,000. The shares are being amortized over 12 months with stock-based compensation expense of $18,700 each month. The total stock-based compensation expense for the years ended September 30, 2008 and 2007 was $75,000 and $150,000, respectively.

On July 16, 2007, the Company agreed to issue 365,000 shares of common stock to a consultant for international business consulting services at price of $.16 per share for a total consideration equal to $58,400. The shares are being amortized over 24 months with stock-based compensation expense of $2,433 each month. The total stock-based compensation expense for the years ended September 30, 2008 and 2007 was $29,200 and $7,300, respectively.

On October 3, 2007, the Company issued 735,000 shares of common stock to the Company’s Chief Financial Officer for services to be provided over a two year period at price of $0.13 per share for a total consideration equal to $95,550. The shares are being amortized over 24 months with stock-based compensation expense of $3,981 each month. The total stock-based compensation expense for the years ended September 30, 2008 and 2007 was $47,775 and $0, respectively.

On October 3, 2007, the Company issued 1,000,000 shares of common stock to the Company’s Chief Executive Officer for services to be provided over a two year period at price of $0.13 per share for a total consideration equal to $130,000. The shares are being amortized over 24 months with stock-based compensation expense of $5,417 each month. The total stock-based compensation expense for the years ended September 30, 2008 and 2007 was $65,000 and $0, respectively.

On October 3, 2007, the Company issued 400,000 shares of common stock to an investor relations consultant, for services to be provided over a 24 month period at price of $0.13 per share for a total consideration equal to $52,000. The shares are being amortized over 24 months with stock-based compensation expense of $2,167 each month. The total stock-based compensation expense for the years ended September 30, 2008 and 2007 was $26,000 and $0, respectively.

On October 3, 2007, the Company issued 526,316 shares of common stock for investor relations purposes, for services to be provided over a 12 month period at price of $0.57 per share for a total consideration equal to $300,000. The shares are being amortized over 12 months with stock-based compensation expense of $25,000 each month. The total stock-based compensation expense for the years ended September 30, 2008 and 2007 was $300,000 and $0, respectively.

On September 18, 2008, the Company agreed to issue 350,000 shares of common stock to Mary Kratka for investor relations and promotions services at price of $0.08 per share for total consideration equal to $28,000. The shares are being amortized over approximately 3 months with a stock-based compensation expense of $9,333 each month. The total stock-based compensation expense for years ended September 30, 2008 and 2007 was $2,240 and $0, respectively.

Litigation Settlements

On August 2, 2007, pursuant to a settlement agreement with a shareholder dated July 18, 2007, the Company issued 200,000 shares of its common stock. The share issuance was valued at $32,000 using the current market price of $0.16 a share and is included in stock based compensation in the accompanying financial statements. The total stock-based compensation expense for the years ended September 30, 2008 and 2007 was $0 and $32,000, respectively.

On September 6, 2007, the Company reached an additional settlement agreement with a shareholder whereby the Company agreed to issue 1,700,000 shares of its common stock. The share issuance was valued at $238,000 using the current market price of $0.14 a share and is included in stock based compensation in the accompanying financial statements. The total stock-based compensation expense for the years ended September 30, 2008 and 2007 was $0 and $238,000, respectively.

Subaye.com Stock Based Compensation

On October 1, 2007, Subaye.com issued 170,000 shares of common stock to Subaye.com’s Chief Executive Officer for services to be provided over a two year period from January 2, 2008 through December 31, 2009 at a price of $2.00 per share for a total consideration equal to $340,000. The shares will be amortized over 24 months with stock-based compensation expense of $14,167 each month. The total stock-based compensation expense for the years ended September 30, 2008 and 2007 was $127,500 and $0, respectively.

On October 1, 2007, Subaye.com issued 50,000 shares of common stock to an employee of Subaye.com for services to be provided beginning January 1, 2008 at a price of $2.00 per share for a total consideration equal to $100,000. The shares will be amortized over 24 months with stock-based compensation expense of $4,167 each month. The total stock-based compensation expense for the years ended September 30, 2008 and 2007 was $37,500 and $0, respectively.

On January 2, 2008, Subaye.com agreed to issue 450,000 shares of common stock to an investor relations consultant, for services to be provided over a 24 month period from January 2, 2008 through December 31, 2009 at price of $2.00 per share for a total consideration equal to $900,000. The shares will be amortized over 24 months with stock-based compensation expense of $37,500 each month. The total stock-based compensation expense for the years ended September 30, 2008 and 2007 was $337,500 and $0, respectively.

On January 2, 2008, Subaye.com issued 50,000 shares of common stock to an executive, for services to be provided over a 24 month period at price of $2.00 per share for a total consideration equal to $100,000. The shares will be amortized over 24 months with stock-based compensation expense of $4,167 each month. The total stock-based compensation expense for the years ended September 30, 2008 and 2007 was $37,500 and $0, respectively.

On January 2, 2008, Subaye.com issued 70,800 shares of common stock to an executive, for services to be provided over a 24 month period at price of $2.00 per share for a total consideration equal to $141,600. The shares will be amortized over 24 months with stock-based compensation expense of $5,900 each month. The total stock-based compensation expense for the years ended September 30, 2008 and 2007 was $53,100 and $0, respectively.

On February 26, 2008, Subaye.com issued 78,425 shares of common stock to its Chief Financial Officer, for services to be provided over a 24 month period at price of $2.00 per share for a total consideration equal to $156,850. The shares will be amortized over 24 months with stock-based compensation expense of $6,535 each month. The total stock-based compensation expense for the years ended September 30, 2008 and 2007 was $46,423 and $0, respectively.

Total stock compensation expense reported was $1,537,863 and $3,354,538 for the years ended September 30, 2008 and 2007, respectively.

Purchase of Websites

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

On February 20, 2008, the Company sold www.goongreen.org, www.goongood.com and x381.com to its subsidiary, Subaye.com for 1,000,000 shares of Subaye.com common stock valued $1,534,914, which is the historical cost basis, net of any accumulated depreciation of the Company's investment in each website.

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

On July 8, 2008, for $400,000, Subaye.com issued an unaffiliated individual 100,000 shares of Subaye's common stock and warrants to purchase an additional 500,000 shares of Subaye’s common stock at $4.00 a share with an expiration date of July 7, 2013.

Settlement of Liabilities with Common Stock Securities

On October 31, 2006, the Company issued 5,000,000 shares at a price of $0.14 per share, resulting in consideration equal to $700,000, to Mr. LeYi Yang on behalf of MyStarU Ltd., of which $5,000 is paid for the settlement of the accounts payable related to movie copyrights, while $695,000 is settled in cash.

On October 31, 2006, the Company issued 5,000,000 shares at a price of $0.14 per share, resulting in consideration equal to $700,000, to Mr. Guiwen Cai on behalf of MyStarU Ltd., to settle the accounts payable related to the purchase of movie copyrights.

NOTE 10 - INCOME TAX

United States of America

Since the Company had no operations within the United States, there is no provision for United States taxes and there are no deferred tax amounts as of September 30, 2008 and 2007, respectively.

Delaware

The Company and its subsidiary, Subaye.com, are incorporated in Delaware but do not conduct business in Delaware. Therefore, the Company is not subject to corporate income tax. However, the Company does have to pay Franchise Tax to the Delaware Department of State. Regardless of where the Company conducts business, it must file an Annual Franchise Tax Report and pay Franchise Tax for the privilege of incorporating in Delaware. The minimum Franchise Tax is $35 with a maximum of $165,000. The Company’s Franchise Tax owed to Delaware was approximately $500 and $200 for the fiscal years ended September 30, 2007 and 2006, respectively.  The tax owed to Delaware for the fiscal year ended September 30, 2008 has not yet been calculated but is estimated to be less than $1,000.

British Virgin Islands

3G Dynasty and Subaye IIP are incorporated in the British Virgin Islands and, under the current laws of the British Virgin Islands, are not subject to income taxes.

Hong Kong

Media Group International Ltd. and MyStarU Ltd. are incorporated in Hong Kong and are subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. No provision for Hong Kong profits tax has been made as the Company's Hong Kong subsidiaries incurred a loss during years ended September 30, 2008 and 2007, respectively. The applicable Hong Kong statutory tax rate for the years ended September 30, 2008 and 2007 was 17.5%.

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

No provision for enterprise income tax in the PRC had been made for September 30, 2008 and 2007 due to the fact that the Company was exempt from PRC tax based on the statutory provisions granting a tax holiday for a two year period, as stated above, for the first two years after the Company has a profit.  The Company expects the tax exemption apply such that no tax will be owed for the years ended September 30, 2009 and 2008.

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

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended September 30, 2008 and 2007:

	2008	2007
U.S. Statutory rates	35.0%	35.0%
Foreign income	(35.0)	(35.0)
China tax rates	25.0	33.0
China income tax exemption	(25.0)	(33.0)
Effective income tax rates	0%	0%

Value Added Tax

Enterprises or individuals who sell products, engage in repair and maintenance or import and export goods in the PRC are subject to a value added tax in accordance with Chinese laws. The value added tax rate applicable to the Company is 6% of the gross sales price. No credit is available for VAT paid on the purchases.

NOTE 11 - RELATED PARTY TRANSACTIONS

a)
Names and relationship of related parties	Existing relationships with the Company
TaiKang Capital Management Corporation	A common shareholder of the Company

b) Summary of related party transactions

	2008	2007
Sales of products to:
TaiKang Capital Management Corporation	$0.0	1,080,000

As of September 30, 2008 and September 30, 2007, TaiKang Capital Management Corporation owed the Company $0 and $1,107,359, respectively, which is included in the balance sheets as accounts receivable - related party.

NOTE 12 - MINORITY INTEREST

Minority interest represents the minority stockholders’ proportionate share of 30.97% (2007 – 35.40%) of the equity of Subaye.com. The Company’s 69.03% controlling interest requires that Subaye.com’s operations be included in the Consolidated Financial Statements. The 30.97% (2006 – 35.40%) equity interest of Subaye.com that is not owned by the Company is shown as “Minority interests in consolidated subsidiaries” in the financial statements as $7,138,608 and $3,801,642, respectively. Included within minority interests as of September 30, 2007 are 200,000 Series A Convertible Preferred stock outstanding in Subaye.com valued at $780,000. This preferred stock was convertible into 400,000 shares of common stock, at a conversion rate of two shares of common stock for every one share of preferred stock. On October 1, 2007, the preferred stock was converted into 400,000 shares of common stock.

	September 30, 2008	September 30, 2007
Minority interest of shareholders	$7,138,608	$3,021,642
Minority interest of preferred stock	-	780,000
Minority interest in consolidated subsidiaries	$7,138,608	$3,801,642

NOTE 13 - COMMITMENTS & CONTINGENCIES

Operating Leases

In the normal course of business, the Company leases office space under operating lease agreements. The Company rents office space, primarily for regional sales administration offices, in commercial office complexes that are conducive to administrative operations. The operating lease agreements generally contain renewal options that may be exercised at the Company's discretion after the completion of the base rental terms. In addition, many of the rental agreements provide for regular increases to the base rental rate at specified intervals, which usually occur on an annual basis. On July 1, 2008, the Company entered into a lease for new office space in Foshan City, Guangdong, China. The following table summarizes the Company’s future minimum lease payments under operating lease agreements for the five years subsequent to September 30, 2008:

Year Ended September 30,
2009	$57,744
2010	57,744
2011	43,308
$158,796

The Company recognizes lease expense on a straight-line basis over the life of the lease agreement. Contingent rent expense is recognized as it is incurred. Total rent expense in continuing operations from operating lease agreements was $306,253 and $411,422 for the years ended September 30, 2008 and 2007, respectively.

Litigation

We may be involved from time to time in ordinary litigation that will not have a material effect on our operations or finances. We are not aware of any pending or threatened litigation against the Company or our officers and directors in their capacity as such that could have a material impact on our operations or finances.

NOTE 14 - SHORT TERM DEBT

Total debt obligations as of September 30 consist of the following:

	September 30, 2008	September 30, 2007
8.64% Bank Loan, Due September 18, 2009	$1,021,138	$-
Short Term Non-Interest Bearing Bank Advance	22,286	-

Total Debt Obligations	1,043,424	-
Less: Current Maturities	1,043,424	-
Total Long-Term Debt	$-	$-

Bank Loan

On September 19, 2008, we entered into a Bank Loan with Panyu RuralCredit Union and Cooperative Bank, a PRC-based bank, for a total of $1,021,138, (7,000,000 RenMinBi). The Bank Loan has an annualized interest rate of 8.64% with interest payable on amonthly basis.  We used the net proceeds from the Bank Loan to invest in computer equipment and computer software and for other general corporate purposes.  As of September 30, 2008, the outstanding borrowings related to this transaction have been included in the Consolidated Balance Sheets within short term debt.  The Bank Loan and all unpaid interest is payable in full on September 18, 2009.

Short Term Non-Interest Bearing Bank Advance

In April 2008, the Company received an advance from ICBC, a PRC-based bank for $22,287 (152,779 RenMinBi). There is no formal repayment schedule associated with this debt but the Company anticipates repaying the debt within the year ended September 30, 2009.

Aggregate scheduled maturities of our debt obligations for each of the five fiscal years subsequent to September 30, 2008, and thereafter are as follows:

Fiscal Year Ended September 30
2009	$1,043,424
2010	-
2011	-
2012	-
2013	-
Subsequent to 2013	-
Total scheduled debt payments	$1,043,424

NOTE 15 - OPERATING RISK

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

 Foreign currency risk

Most of the transactions of the Company were settled in Renminbi, Hong Kong Dollars and U.S. dollars. In the opinion of the directors, the Company does not have significant foreign currency risk exposure.

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

NOTE 16 - SEGMENT REPORTING

The Company operates in five distinct business segments:

1. Investments in Entertainment Arts Productions - The Company purchases and licenses or resells copyrights of entertainment-related assets.

2. Online Membership Services - The Company provides online content and member services for commercial use.

3. Software sales - The Company provides web-based and mobile software platforms.

4. Importing and exporting of goods - The Company conducts international trade using the PRC as its base of operations.

5. Media and Marketing Management - The Company coordinates product placement activities for filmmakers and advertisers within the entertainment arts industry of the PRC.

Year Ended September 30, 2008	Investments in Entertainment Arts Productions	Online Membership Services	Software Sales	Importing and Exporting of Goods	Media & Marketing Management	Consolidated Total
Net sales	$6,878,649	$7,680,017	$1,826,871	$12,485,833	300,272	$29,171,642
Cost of sales	3,332,463	2,658,265	1,316,342	12,210,872	701,658	20,219,600
Segment income (loss) before taxes	1,701,877	3,703,639	(280,210)	14,935	(159,701)	4,980,540
Segment assets	17,540,796	12,455,932	2,910,490	3,732,207	1,042,836	37,682,261
Expenditures for segment assets	9,855,880	6,822,836	119,534	-	200,000	16,998,250

Year Ended September 30, 2007	Investments in Entertainment Arts Productions	Online Membership Services	Software Sales	Importing and Exporting of Goods	Corporate/ Others	Consolidated Total
Net sales	$3,908,086	$4,310,030	$1,899,100	$11,437,595	-	$21,554,811
Cost of sales	2,709,187	2,086,517	2,199,149	11,224,319	-	18,219,172
Segment income (loss) before taxes	299,104	1,228,222	(912,963)	10,948	(5,073,006)	(4,447,695)
Segment assets	10,009,865	5,057,538	6,282,531	3,391,607	2,869,953	27,611,494
Expenditures for segment assets	4,300,000	2,619,000	-	-	148,955	7,067,955

NOTE 17 - SUBSEQUENT EVENTS

On October 10, 2008, the Company entered into a contract with Results Group International Limited ("RGI").  Under the terms of the contract, RGI, will provide entertainment, sports, concerts, music and other content as requested to the Company.  RGI will also help the Company with events management, artist communications and gaming content development.  RGI was compensated with an issuance of 7,000,000 shares of the Company's common stock.  The term of the contract is for one year.

On November 3, 2008, the Company's subsidiary, Subaye IIP Limited entered into a contract with Gold Swallow Show Shop Limited ("Gold Swallow"), a PRC-based management agency for 14 shopping malls in Guangdong, China for 1,700 software licenses to be utilized by tenants within Gold Swallow's shopping malls.  The contract is for a term of one year.  The license fees earned by Subaye IIP will be $170,000 per month or $2,040,000 in total.

On December 16, 2008, the Company's subsidiary, Subaye IIP Limited entered into a contract with Gold Swallow Show Shop Limited ("Gold Swallow"), a PRC-based management agency for 11 shopping malls in Guangdong, China for 2,200 software licenses to be utilized by tenants within Gold Swallow's shopping malls.  The contract is for a term of one year.  The license fees earned by Subaye IIP will be $220,000 per month or $2,640,000 in total.

NOTE 18 - RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 , which clarifies the accounting for uncertainty in tax positions. This interpretation requires that the entities recognize in the financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. FIN 48 will be effective for the fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on the consolidated financial statements.

The In September 2006, FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption of SFAS No. 157 to have a material impact on the consolidated financial statements.

In December 2006, FASB issued FSB EITF 00-19-2, Accounting for Registration Payment Arrangements, which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB Statement No. 5,  Accounting for Contingencies. The FSB EITF 00-19-2 is effective immediately for new and modified registration payment arrangements entered into after December 21, 2006, and beginning in the fiscal year ended December 31, 2007 for any such instruments entered into before that date. The Company does not expect the issuance of FSB EITF 00-19-2 to have a material impact on the consolidated financial statements.

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

Item 9A(T).  Controls and Procedures.

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

Management’s annual report on internal control over financial reporting.

Management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management evaluated, under the supervision and with the participation of our Chief Executive Officer, the effectiveness of our internal control over financial reporting as of the most recent fiscal year ended September 30, 2008.

Based on its evaluation under the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that our internal control over financial reporting was not effective as of September 30, 2008, due to the existence of significant deficiencies constituting material weaknesses, as described in greater detail below. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

During the course of the preparation of our September 30, 2008 financial statements, we identified certain material weaknesses relating to our internal controls and procedures within the areas of accounting for equity transactions, document control, account analysis and reconciliation. Some of these internal control deficiencies may also constitute deficiencies in our disclosure controls.

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

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table sets forth the name, age, positions and offices or employments for the past five years as of the date of this filing, of our executive officers and directors.* Members of the board are elected and serve for one year terms or until their successors are elected and qualify. All of the officers serve at the pleasure of the Board of Directors of the Company.

NAME	AGE	POSITION
Alan R. Lun	42	Chief Executive Officer, President and Director
James T. Crane	32	Chief Financial Officer
Yaofu Su	28	Vice President, Director
Yulong Zhu	26	Director

Alan R. Lun, Chief Executive Officer, President and Director

On April 30, 2007, the Board appointed Alan R. Lun to replace Mr. Chen as the Company’s Chief Executive Officer, President and as a member of the Board of Directors. Mr. Lun is also the Chief Executive Officer of MyStarU Ltd., a wholly-owned subsidiary of the Company, a position he has held since March 2006. From March 2001 through February 2006, Mr. Lun was the division manager of Guangdong Country Garden Property Management Co. Ltd., a property management company in China.

James T. Crane, Chief Financial Officer

Mr. Crane joined the Company on October 29, 2007. In 2001, Mr. Crane founded J. Crane & Company, P.C., a professional services firm. Prior to founding J. Crane & Company, P.C., Mr. Crane worked as an external auditor and business consultant for an international public accounting firm. Mr. Crane has worked with numerous public companies in the United States of America, Asia and Europe, where he focuses his time and efforts on emerging businesses, assisting them with SEC compliance and communication matters, accounting and accounting-related functions and debt and equity financing actions. Mr. Crane is a Certified Public Accountant. Mr. Crane received his Bachelor of Science in Accountancy from Bentley College in Waltham, Massachusetts. Mr. Crane also currently serves as Chief Financial Officer of the Company’s majority-owned subsidiary, Subaye.com and as President of Peerless Capital Corporation, an SEC reporting company.  Mr. Crane has also served as an officer or director of several other public and private companies.

Yaofu Su, Vice President, Director

Mr. Su joined the Company in 2004, and his present position is Vice President of the Company and the Chief Executive Officer of Subaye.com. Subaye.com is a holding company that owns and operates an e-commerce website and trading company that is a majority-owned subsidiary of the Company since June 2006. From January 2005 through present, Mr. Su is the Multimedia Technology Director of 3G Dynasty Inc.("3G"). 3G is an internet and wireless communications content services company that is a wholly-owned subsidiary of the Company. From March 2004 to December 2004, Mr. Su was the multimedia content production manager of MyStarU Ltd., a wholly-owned subsidiary of the Company. From September 2001 to February 2004, Mr. Su studied computer system application at Guangdong Industrial University.

Yulong Zhu, Director

Mr. Zhu was appointed as a director of the Company on January 18, 2008. From June 2006 to June 2007, Mr. Zhu was the assistant to the Chief Executive Officer of the Company’s subsidiary, Subaye.com. Before June 2006, Mr. Zhu was the assistant to the Chief Information Officer of Subaye.com. Mr. Zhu graduated in 2005 from the College of Economics and Management of South China Agricultural University.

*	Tim T. Chen, former Chief Executive Officer, President and Director of the Company was replaced on April 30, 2007 by Alan R. Lun. Mr. Chen is no longer employed by the Company.

Hongtao Zhang, former Director of the Company, was removed as Director on April 2, 2007.

Victor Z. Li resigned as Chief Financial Officer, Secretary, Treasurer and Director of the Company on April 2, 2007.

Yan Liu resigned as Chief Financial Officer of the Company on October 29, 2007 and as Director on January 18, 2008.

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

Audit Committee

Although our Board does not have a separately-designated standing Audit Committee, our full Board of Directors performs the functions usually designated to an Audit Committee. As of October 29, 2007, James T. Crane has been designated as the Board's "audit committee financial expert" as defined in Item 407(d)(3) of Regulation S-K. Mr. Crane is a licensed CPA, and was formerly an auditor at Ernst & Young, an international professional services firm. Currently, Mr. Crane serves as an accounting and auditing consultant to 22 public companies, and over 20% of his business during both 2008 and 2007 involved direct SEC representation of his clients. Mr. Crane’s experience and background has provided him with an understanding of accounting principles generally accepted in the United States of America and financial statements prepared thereon. Mr. Crane has experience preparing, auditing, analyzing and evaluating financial statements that present a breadth and level of complexity of accounting issues comparable to the issues that can reasonably be expected to be raised by our financial statements. Mr. Crane has an understanding of audit committee functions. We are traded on the Over the Counter Bulletin Board which does not have a requirement of director independence; however, Mr. Crane is not independent.

Director Independence

In determining the independence of its Directors, the Company uses the definition of independence adopted by the American Stock Exchange ("AMEX") Based on the AMEX standards, the Board of Directors has determined that none of our members of the board of directors are independent. The Board does not have standing committees.

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company’s directors and executive officers and persons who beneficially own more than ten percent (10%) of a registered class of its equity securities, file with the SEC reports of ownership and changes in ownership of its common stock and other equity securities. Executive officers, directors, and greater than ten percent (10%) beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports that they file. Based solely upon a review of the copies of such reports furnished to us or written representations that no other reports were required, the Company believes that, during that past fiscal year, all filing requirements applicable to its executive officers, directors, and greater than ten percent (10%) beneficial owners were met except as follows:

Number of Late Reports
Alan Lun	1
James T. Crane	1
Yaofu Su	1
Yulong Zhu	1

Code of Ethics

We have adopted a Code of Ethics for our Senior Financial Officers and for all of our employees. We shall, without charge, provide to any person, upon request, a copy of our Code of Ethics for our Senior Financial Officers. All such requests should be mailed to: MyStarU.com, Inc., 6 North Twelfth Road, Country Garden, Shunde District, Foshan City, China, 528312, attention: Alan Lun, CEO.

As required by SEC rules, we will report within five business days the nature of any change or waiver of our Code of Ethics for our Senior Financial Officers.

Item 11.  Executive Compensation.

The following table presents a summary of the compensation paid to our Chief Executive Officer and our Chief Financial Officer during the fiscal years ended September 30, 2008 and 2007. Except as listed below, there were no bonuses, other annual compensation, restricted stock awards or stock options/SARs or any other compensation paid to the named executive officers.

Summary Compensation Table

Name and Principal Position	Year Ended September 30,	Salary $	Bonus $	Stock awards $	Option awards $	Nonequity incentive plan compensation $	Nonqualified deferred compensation earnings $	All other compensation $	Total $
Alan R. Lun	2008	40,000	0	130,000	0	0	0	0	170,000
Chief Executive Officer, President, Director	2007	92,028	0	0	0	0	0	0	92,028

James T. Crane	2008	0	0	252,400	0	0	0	99,049	351,449
Chief Financial Officer ***	2007	0	0	0	0	0	0	0	0

Tim T. Chen	2008	0	0	0	0	0	0	0	0
Chief Executive Officer, President, Director	2007	147,097	0	0	0	0	0	0	147,097

*** Mr. Crane is compensated through his professional services firm J. Crane & Company, P.C. The figures included herein represent compensation paid to Mr. Crane personally or J. Crane & Company, P.C.

Outstanding Equity Awards at Fiscal Year-End

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Jinliu Deng	0	0	0	0	-	182,500	$14,600	0	0
Todd Heinzl	0	0	0	0	-	250,000	$20,000	0	0
Alan R. Lun	0	0	0	0	-	625,000	$50,000	0	0
James T. Crane	0	0	0	0	-	459,375	$36,750	0	0
Wall Street Direct	0	0	0	0	-	131,579	$10,526	0	0

Director Compensation

The following table presents a summary of the compensation paid to the members of our Board of Directors during the fiscal year ended September 30, 2008. Except as listed below, no other compensation was paid to our Directors.

	Fees earned or paid in cash	Stock awards	Option awards	Non-equity incentive plan compensation	Non- qualified deferred compensation earnings	All other compensation	Total
Name	$	$	$	$	$	$	$
Yaofu Su	0	0	0	0	0	0	0
Yan Liu	0	0	0	0	0	0	0
Yulong Zhu	0	0	0	0	0	0	0

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)   Security Ownership of Certain Beneficial Owners

The following tables set forth, as of January 10, 2009, information known to us relating to the beneficial ownership of shares of common stock by: each person who is the beneficial owner of more than 5 percent of the outstanding shares of common stock, each director, each executive officer, and all executive officers and directors as a group.

 We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them except as stated therein.

Under the securities laws, a person is considered to be the beneficial owner of securities that can be acquired by him or her within 60 days from the date of this filing upon the exercise of options, warrants or convertible securities. We determine beneficial owner's percentage ownership by assuming that options, warrants or convertible securities that are held by him or her, but not those held by any other person and which are exercisable within 60 days of the date of this filing, have been exercised or converted. As of January 6, 2009 there were 163,364,316 shares of our common stock issued and outstanding.

Name and address of beneficial owner*	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned	Position
Taikang Capital Managements Corporation 906, 9TH/F, YUXING BUILDING, XIHUAN RD PANYU, GUANGZHOU F4 GD511490	20,000,000	12.82%	5% owner

Alan R. Lun	1,000,000	0.64%	Chief Executive Officer, President and Director
James T. Crane	735,000	0.47%	Chief Financial Officer

Yaofu Su	600,000	0.39%	Vice President, Director
Yulong Zhu	0	0.00%	Vice President, Director
Directors and Executive officers as a group	2,335,000	1.50%

* Except where otherwise indicated, the address of the beneficial owner is deemed to be the same address of the Company.

(b)   Changes in Control

We know of no contractual arrangements which may at a subsequent date result in a change of control in the Company.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

During the years ended September 30, 2008 and 2007, we sold our products, namely computer software licenses, to TaiKang Capital Management Corporation for $0 and $1,080,000, respectively. As of September 30, 2008 and 2007, the outstanding balance due from TaiKang Capital Management Corporation was $0 and $1,107,359, respectively.

Item 14.  Principal Accounting Fees and Services.

AUDIT FEES

The aggregate fees billed by the Company's auditors for professional services rendered in connection with the audit of the Company's annual consolidated financial statements for fiscal 2008 and 2007 and reviews of the consolidated financial statements included in the Company's Forms 10-K for fiscal 2008 and 2007 were $184,155 and $21,500, respectively.

AUDIT-RELATED FEES

The Company's auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements.

TAX FEES

The aggregate fees billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning were $0 for fiscal 2008 and 2007.

ALL OTHER FEES

The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting in fiscal 2008 and 2007 were $0.

PART IV

Item 15.  Exhibits.

3.1	Certificate of Incorporation.*

3.2	Certificate of Amendment of Certificate of Incorporation, as filed on July 10, 2007 with the Secretary of State of the State of Delaware.**

3.2	Bylaws.*

14.1	Code of Ethics.***

21.1	List of Subsidiaries.+

23.1	Consent of DNTW Chartered Accountants LLP.++

31.1	Rule 13a-14(a)/15d-14(a) Certification (CEO).++

31.2	Rule 13a-14(a)/15d-14(a) Certification (CFO).++

32.1	Section 1350 Certification (CEO).++

32.2	Section 1350 Certification (CFO).++

*	Incorporated by reference to exhibits filed with the registrant’s definitive proxy statement on Form 14A as filed with the SEC on January 27, 2005.

**	Incorporated by reference from the registrant’s Form 8-K as filed with the SEC on July 31, 2007.

***	Incorporated by reference from the registrant’s Form 10-QSB as filed with the SEC on February 1, 2005.

+	Incorporated by reference from the registrant’s Form 10-QSB as filed with the SEC on February 16, 2008.

++	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MYSTARU.COM, INC.

Date: January 13, 2009	By:	/s/ Alan R. Lun
Alan R. Lun Chief Executive Officer and President (Principal Executive Officer)

Date: January 13, 2009	By:	/s/ James T. Crane
James T. Crane
Chief Financial Officer (Principal Financial and Accounting Officer)