Form 10-Q
period 2008-12-31
MyStarU.com,Inc.
filed 2009-02-23
CIK 1139570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 333-62236

MYSTARU.COM, INC.
(Exact name of registrant as specified in its charter)

Delaware	35-2089848
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6 North Twelfth Road Country Garden Shunde District Foshan City, Guangdong China 528312 (Address of principal executive offices) (Zip Code)

(86) 757 2663 9986 (Registrant’s telephone number, including area code)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of February 22, 2009, 171,364,316 shares of common stock, par value $.001 per share were outstanding.

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
MYSTARU.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2008	September 30, 2008
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$794,452	$302,632
Accounts Receivable, Net of Allowances for Doubtful Accounts of $30,844 (September 30, 2008 - $30,767) (Note 3)	11,583,215	10,387,036
Inventory	101,070	126,256
Prepaid Expenses	2,172,181	2,265,078
Prepaid Sales Incentives (Note 4)	5,052,357	-
Other Current Assets	386,068	623,567
Total Current Assets	20,089,343	13,704,569
Property & Equipment, Net of Accumulated Depreciation of $15,230,456 (September 30, 2008 - $13,644,708) (Note 8)	8,764,509	10,301,602
Intangible Assets
Copyrights, Net of Accumulated Amortization of $1,666,442 (September 30, 2008 - $1,550,443) (Note 6, 7)	13,039,585	13,118,866
Goodwill (Note 5)	557,730	557,224
Total Intangible Assets	13,597,315	13,676,090
TOTAL ASSETS	$42,451,167	$37,682,261
LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$5,893,168	$4,422,172
Customer Deposits	314,214	308,096
Accrued Liabilities	133,040	237,300
Short Term Debt (Note 14)	1,167,168	1,043,424
Total Current Liabilities	7,507,590	6,010,992

Total Liabilities	7,507,590	6,010,992

Minority Interest in Consolidated Subsidiaries (Note 12)	7,607,538	7,138,608

Commitment and Contingencies (Note 13)

Stockholders’ Equity (Note 10)
Preferred stock, $0.001 par value, authorized: 50,000,000 shares, zero shares issued and outstanding at December 31, 2008 and September 30, 2008	-	-
Common stock, $0.001 par value, authorized: 300,000,000 shares, 163,364,316 and 151,014,316 shares issued and outstanding at December 31, 2008 and September 30, 2008	163,364	156,014
Additional Paid in Capital	24,644,719	24,301,719
Shares to be Issued	-	350
Deferred Stock-Based Compensation	(1,324,272)	(1,285,362)
Accumulated Other Comprehensive Income	48,993	30,251
Retained Earnings	3,803,235	1,329,689
Total Stockholders’ Equity	27,336,039	24,532,661
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$42,451,167	$37,682,261

The accompanying notes are an integral part of the condensed consolidated financial statements.

MYSTARU.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
	(Unaudited)	(Unaudited)
Revenue
Licensing and Royalty Revenues	$1,311,422	$1,323,962
Online Membership Services	5,248,668	-
Import and Export Sales	2,854,428	4,364,812
Software Sales	441,234	1,722,279
Media and Marketing Management	-	300,900
Total Revenue	9,855,752	7,711,953

Costs of Sales	6,139,344	5,785,142

Gross Profit	3,716,408	1,926,811

Operating Expenses
Salaries and Wages	70,100	63,007
Stock Based Compensation	311,090	363,869
Bad Debt Recovery	-	(185,440)
Other Selling, General and Administrative Expenses	401,576	658,591

Total Operating Expenses	782,766	900,027

Income From Operations	2,933,642	1,026,784

Other Income and Expenses	12,311	8,443

Net Income Before Income Taxes	2,945,953	1,035,227

Provision for Income Taxes	(1,793)	(1,051)

Net Income Before Minority Interest	2,944,160	1,034,176

Minority Interest in Income of Subsidiaries	(470,614)	(263,615)

Net Income	2,473,546	770,561

Foreign Currency Translation Adjustment	18,742	(26,355)

Comprehensive Income	$2,492,288	$744,206

Basic and Diluted Net Income Per Common Share	$0.02	$0.01

Number of Common Shares Used to Compute Basic and Diluted Weighted Average	161,762,686	148,675,128

The accompanying notes are an integral part of the condensed consolidated financial statements.

MYSTARU.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net Income	$2,473,546	770,561
Adjustments to Reconcile Net Income to Net Cash Provided by (Used In) Operating Activities:
Depreciation and Amortization	1,670,101	1,020,330
Bad Debt Expense	-	25,014
Recovery of Bad Debts	-	(185,431)
Minority Interests	470,614	263,615
Amortization of Prepaid Advertising	-	262,515
Amortization of Stock Based Compensation	311,090	363,869
Changes in Operating Assets and Liabilities:
Accounts Receivable	(1,196,257)	(3,276,343)
Inventory	25,186	(76,386)
Prepaid Expenses	92,897	(31,134)
Prepaid Sales Incentive	(2,670,095)	-
Other Current Assets	237,499	261,008
Copyrights	-	(582,519)
Accounts Payable and Accrued Expenses	(1,009,408)	712,856
Net Cash Provided By (Used In) Operating Activities	405,173	(472,045)

Cash Flows From Investing Activities:
Purchase of Equipment	(4,797)	-
Cash Proceeds From Acquisition of MGI	-	2,834
Net Cash (Used In) Provided By Investing Activities	(4,797)	2,834

Cash Flows From Financing Activities
Cash Proceeds From Short Term Debt Financing	123,744	-
Net Cash Flows Provided by Financing Activities:	123,744	-

Effect of Exchange Rate Changes on Cash	(32,300)	(151,644)

Net Increase (Decrease) in Cash	491,820	(620,855)

Cash - Beginning of Period	302,632	1,150,422

Cash - End of Period	$794,452	$529,567

Supplemental Disclosure of Cash Flow Information:
Taxes Paid	$1,793	$-
Interest Paid	$-	$-
Non Cash Investing and Financing Activities:
Acquisition of MGI Through Issuance of Common Stock	$-	$200,000
Issuance of Stock for Services, Deferred Compensation	$350,000	$577,550
Issuance of Stock for Services by Subsidiary, Deferred Compensation	$-	$840,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

MYSTARU.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

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

Subaye.com

Subaye.com is a holding company utilized by the Company to manage its investments in Guangzhou Subaye Computer Technology Limited, Subaye IIP Limited and Media Group International, Inc.

Subaye IIP Limited

Subaye IIP Limited is an operating company utilized by the Company to manage the Company’s websites, www.subaye.com, www.goongreen.org, www.x381.com, www.goongood.com.  Subaye IIP Limited is also in the business of marketing and delivering software generally referred to as SAAS, or Software as a Service.

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

Translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated balance sheets and amounted to $48,993 and $30,251 as of December 31, 2008 and September 30, 2008, respectively.

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

Current terms of the www.subaye.com membership agreement stipulate that the customer pays a nonrefundable fee of approximately $100 per month for access to the marketing and advertising capabilities in place at www.subaye.com. The Company does not currently provide any specific software to its www.subaye.com members, although, much of the website is driven by complex software which controls the video and voice streaming, among other things, which is prevalent throughout the website.

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

Software Sales

Revenue from the sale of software is recognized pursuant to the requirements of Statement of Position 97-2 Software Revenue Recognition (SOP 97-2), issued by the American Institute of Certified Public Accountants, as amended by SOP 98-9 Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. In accordance with SOP 97-2, we begin to recognize revenue from licensing and supporting our software products when all of the following criteria are met: (1) we have evidence of an arrangement with a customer; (2) we deliver the products; (3) license agreement terms are deemed fixed or determinable and free of contingencies or uncertainties that may alter the agreement such that it may not be complete and final; and (4) collection is probable.

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

Our standard licensing agreements include a product warranty provision for all products. Such warranties are accounted for in accordance with SFAS No. 5, Accounting for Contingencies. The likelihood that we would be required to make refunds to customers under such provisions is considered remote. As a result, the Company has not accrued for potential liabilities associated with the performance of its software products as no liabilities are specifically anticipated by the Company.

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

Import and Export Revenues

The Company recognizes revenue on import and export sales when products are delivered and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Net sales of products represent the invoiced value of goods, net of value added taxes, sales returns, trade discounts and allowances. In December 1999, the Securities Exchange Commission issued Staff Accounting Bulletin ("SAB) No. 101, "Revenue Recognition" and in July 2000, the Emerging Issues Task Force ("EITF") issued EITF Abstract No. 99-19 Reporting Revenue Gross as a Principal versus Net as an Agent ("EITF 99-19") which provided further guidance to SAB 101 on revenue recognition in certain circumstances. Prior to the introduction of EITF 99-19, the manner in which the Company recognized revenues depended on the goods and services sold. We reviewed the considerations included in EITF 99-19 with respect to sales of products within each of our business segments but with particular attention to our importing and exporting business segment. We determined that while EITF 99-19 outlines the variety of types of business transactions which would require the Company to report its revenues and costs of goods sold on a net basis, we do not believe our importing and exporting business should be accounted for with net reporting of revenues and costs of sales. The Company takes full ownership and assumes the risk of loss for its imported goods while the goods are in transit. The Company does not consider itself an agent for its customers, as described by EITF 99-19. After reviewing EITF 99-19, management believes that the Company is correct in continuing to present its revenues and costs of goods sold on a gross basis.

Sales revenue represents the invoiced value of goods, net of a value-added tax (VAT). All of the Company’s products sold in the PRC are subject to a Chinese value-added tax at a rate of 6% of the gross sales price or at a rate approved by the Chinese local government.

 Amortization of Copyrights

The Company amortizes its copyrights using the individual-film-forecast-computation method, in accordance with the SOP 00-2, which amortizes or accrues (expenses) such costs in the same ratio that current period actual revenue (numerator) bears to estimated remaining unrecognized ultimate revenue as of the beginning of the current fiscal year (denominator). The Company began amortization of certain movie copyrights in December 2006, when the Company began to recognize revenue from the films. Amortization related to the movies was $115,388 and $0 for the three months ended December 31, 2008 and 2007, respectively, and is included in cost of sales.

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

Software Development Costs

The Company accounts for software development costs in accordance with SFAS No. 86, Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed. Under SFAS No. 86, the Company expenses software development costs as incurred until it is determined that the software is technologically feasible. Once it is determined that the entertainment software is technologically feasible and there is a basis for estimating the recoverability of the development costs from future cash flows, the Company capitalizes the remaining software development costs until the software product is released. The Company has not developed its own software.  The Company has purchased all of its software from third parties.

Once the Company releases software as entertainment content, amortization of the related capitalized software development costs is commenced. The Company records amortization expense as a component of cost of sales. The Company calculates the amortization of software development costs using two different methods, and then amortizes the greater of the two amounts. Under the first method, the Company divides the current period gross revenue for the released software by the total of current period gross revenue and anticipated future gross revenue for the software and then multiplies the result by the total capitalized software development costs. Under the second method, the Company divides the software’s total capitalized costs by the number of periods in the software’s estimated economic life up to a maximum of thirty six months. Differences between the Company’s actual gross revenues and what it projected may result in adjustments in the timing of amortization. If management deems a title’s capitalized software development costs unrecoverable based on expected future gross revenue and corresponding cash flows, the Company will write off the costs and record the charge to development expense or cost of revenue, as appropriate.

Property and Equipment

Property and equipment is located in the PRC and is recorded at cost less accumulated depreciation. Depreciation and amortization is calculated using the straight-line method over the expected useful life of the asset, after the asset is placed in service. The Company generally uses the following depreciable lives for its major classifications of property and equipment:

Description	Useful Lives
Computer Hardware	3 years
Computer Software	3 years
Websites	3 years
Motor Vehicles	3 years
Furniture and Fixtures	5 and 7 years
Leasehold Improvements	5 years

Valuation of Long-Lived Assets

Long-lived tangible assets and definite-lived intangible assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company uses an estimate of undiscounted future net cash flows of the assets over the remaining useful lives in determining whether the carrying value of the assets is recoverable. If the carrying values of the assets exceed the expected future cash flows of the assets, the Company recognizes an impairment loss equal to the difference between the carrying values of the assets and their estimated fair values. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent from other groups of assets. The evaluation of long-lived assets requires the Company to use estimates of future cash flows. However, actual cash flows may differ from the estimated future cash flows used in these impairment tests. At September 30, 2008, based on management’s projected future cash flows, management has determined that there is no impairment of long-lived assets at September 30, 2008. See Notes 5, 7 and 8 to the financial statements.

Goodwill and Intangible Assets

The Company adopted SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective June 2001. SFAS No. 141 requires the use of the purchase method of accounting for any business combinations initiated after June 30, 2002, and further clarifies the criteria to recognize intangible assets separately from goodwill. Under SFAS No. 142, goodwill and indefinite−life intangible assets are no longer amortized but are reviewed for impairment annually. The results of MGI and the estimated fair market values of its assets and liabilities have been included in our consolidated financial statements from the date of acquisition, October 23, 2007. See Note 5 to the financial statements.

Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at time of purchase to be cash equivalents. All cash is held in large banks located in Hong Kong and the PRC or is cash in hand.

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts represents the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable balance. The Company determines the allowance for doubtful accounts based upon historical write-off experience and current economic conditions. The Company reviews the adequacy of its allowance for doubtful accounts on a regular basis. Receivable balances past due over 120 days, which exceed a specified dollar amount, are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does have off-balance sheet credit exposure related to its customers, due to a concentration of customers accounting for more than 89% of the company’s accounts receivable.

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

Concentrations of Credit Risk

Cash

Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC and Hong Kong. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash and accounts receivable. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. Total cash in PRC or Hong Kong banks and cash on hand at December 31, 2008 and September 30, 2008, amounted to $794,452 and $302,632 respectively, of which no deposits are covered by insurance. The Company has not experienced any losses in such bank accounts and believes it is not exposed to any specifically identifiable risks on its cash in bank accounts. Cash on hand is susceptible to misappropriation. However, the Company has not experienced any losses of this nature and believes appropriate controls are in place to prevent a possible misappropriation of funds.

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

Customer Sales Incentives

Customer sales incentives are classified and valued in the consolidated statement of operations and comprehensive income in cost of sales in accordance with Emerging Issues Task Force Issue No. 01-9 Accounting for Consideration Given by a Vendor to a Customer.

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

Research and Development

Research, development, and engineering costs are expensed as incurred, in accordance with SFAS No. 2, Accounting for Research and Development Costs.  Research, development, and engineering expenses primarily include payroll and headcount related costs, contractor fees, infrastructure costs, and administrative expenses directly related to research and development support. Research and development expenses for the three months ended December 31, 2008 and 2007 were $96,188 and approximately $62,187, respectively.

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

There were no common stock equivalents as of December 31, 2008 or 2007, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are periodically reviewed and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Significant estimates include estimates of the useful life of property and equipment, copyrights, collectibility of accounts receivable and valuation of stock based compensation.

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

Reclassifications

Certain reclassifications to the Company’s balance sheets and statements of operations have been made in 2007, in order for the 2007 financial statements to conform to the presentation of the 2008 financial statements.  These reclassifications did not impact the Company’s consolidated total assets, consolidated total liabilities, consolidated net income or consolidated stockholders equity for the year ended September 30, 2008 and three months ended December 31, 2007, respectively.

NOTE 3 - ACCOUNTS RECEIVABLE

The Company’s business operations are conducted in the PRC. During the normal course of business, the Company extends unsecured credit to its customers. Management reviews its accounts receivable on a regular basis to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Trade accounts receivable at December 31, 2008 and September 30, 2008 consisted of the following:

	December 31, 2008	September 30, 2008
Trade Accounts Receivable	$11,614,059	$10,417,803
Allowance For Doubtful Accounts	(30,844)	(30,767)
Accounts Receivable, Net	11,583,215	10,387,036

The activity in the allowance for doubtful accounts for trade accounts receivable for the three months ended December 31, 2008 and the year ended September 30, 2008  is as follows:

	December 31, 2008	September 30, 2008
Beginning Allowance for Doubtful Accounts	$30,767	$413,036
Direct Write-offs of Bad Debts	-	(196,829)
Recovery of Accounts Charged to Bad Debt Expense in 2006 and 2005	-	(185,440)
Foreign Currency Translation Adjustment	77	-
Ending Allowance for Doubtful Accounts	$30,844	$30,767

The Company has the following concentrations of business with customers constituting greater than 5% of the Company’s gross accounts receivable as of December 31, 2008 and September 30, 2008. The nonpayment of these accounts receivables, individually or in the aggregate, could have a material impact on our future results of operations.

These accounts receivable totaled $10,336,513 and $10,313,625 or 89% and 99% of our gross total accounts receivable as of December 31, 2008 and September 30, 2008, respectively.

	December 31, 2008	September 30, 2008
QXS Enterprise	12%	18%
SSTH	58%	46%
Fengcun Shangmao	5%	-%
Fenglin Qimao	-%	9%
Fengcun Electronic	-%	19%
Stareast Net Ltd.	7%	-%
PanYu HuiQiang Economic and Trade	7%	7%

The Company’s business operations are conducted in the PRC. During the normal course of business, the Company extends unsecured credit to its customers. Management reviews its accounts receivable on a regular basis to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable.

The Company has not experienced significant difficulty in collecting its accounts receivable in the past and is has no reason to believe this will change in the near future.

NOTE 4 - PREPAID SALES INCENTIVES

On October 1, 2008, the Company offered the members of www.subaye.com a sales promotion whereby each member would receive 1,600 Digital Video Discs ("DVDs") from the Company if the member agreed to commit to the Company's current membership terms for being a member of www.subaye.com for the twelve month period ending September 30, 2009.  The DVDs included a promotional advertisement for each member's business in the introduction section of the DVDs.  The remaining programming on the DVDs consisted of the Big Movie: Subaye  motion picture, which the Company's subsidiary 3G Dynasty holds the copyright to.  The members of Subaye are expected to use the DVDs for their own promotional and marketing purposes.  Additionally, if a current member does decide to cancel their membership with www.subaye.com, they have agreed to reimburse the Company for approximately two and a half times the cost of the DVDs, which is approximately $1,152 per member.  A total of 16,000 members of www.subaye.com accepted the sales promotion and therefore have agreed to remain members of www.subaye.com for the twelve month period ending September 30, 2009.  In December 2008 and January 2009, a total of 25,600,000 DVDs were delivered to the members of www.subaye.com.  The Company is amortizing the total cost of the sales promotion, which was approximately $6.7 million, evenly over the twelve month period ending September 30, 2009, in accordance with Emerging Issues Task Force ("EITF") Issue No. 01-9.  The unamortized portion of the sales incentive, approximately $5.1 million, is classified as prepaid sales incentives in the Company's balance sheets.

NOTE 5 - BUSINESS ACQUISITIONS

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

Goodwill is comprised of the residual amount of the purchase price over the fair value of the acquired tangible and intangible assets. The operating results of MGI have been included in the Company’s statement of operations since October 23, 2007. If the operating results had been included since the beginning of the current fiscal year, October 1, 2007, the Company’s pro-forma consolidated revenue and the Company’s pro-forma net income for the three months ended December 31, 2007 would have been $7,711,953 (unchanged) and $718,756, respectively.

NOTE 6 - SALE OF ASSETS

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

NOTE 7 - INTANGIBLE ASSETS

Intangible assets are stated at cost (estimated fair value upon contribution or acquisition), less accumulated amortization and impairment.

The following table summarizes the lives and the carrying values of all the Company's goodwill and intangible assets by category, as of December 31, 2008 and September, 30, 2008:

	December 31, 2008	September 30, 2008

Copyrights - Motion Picture, Television, Internet and DVD Productions	$14,706,027	$14,669,309
Accumulated Amortization	(1,666,442)	(1,550,443)
Copyrights, net	$13,039,585	$13,118,866

On October 15, 2007, the Company’s subsidiary, 3G Dynasty, purchased a copyright for the internet rights for “Big Movie 2,” a motion picture production developed by ZesTV, for $200,000.

On October 31, 2007, the Company’s subsidiary, 3G Dynasty, purchased a copyright for 50% ownership of “YeLangQuan a/k/a Pye Dog,” a motion picture production developed by ZesTV, for $750,000. This copyright was sold on June 21, 2008.

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

On September 10, 2008, the Company’s subsidiary, 3G Dynasty, purchased a copyright for 113 internet broadcasts for $2,630,000 (the "113 Movies"). The terms of the copyright purchase agreement allowed for payment over a period of 90 days.

The following table summarizes the copyrights held by the Company as of December 31, 2008, all of which are or will be PRC productions. All copyrights are wholly-owned by the Company unless noted otherwise.

Copyrights for Movies, DVDs, Television and Internet Broadcasting

Big Movie: Subaye *
Stockbrokers
PaoBu
True? **

*The copyright for “Big Movie: Subaye” includes only rights for DVDs.

** The copyright for True? is 50% owned by ZesTV and 50% owned by MyStarU.com, Inc.

Copyrights for Internet Broadcasting Only

Big Movie 2: Two Stupid Eggs
The 113 Movies

The Company amortizes its copyrights using the individual-film-forecast-computation method, in accordance with the SOP 00-2, which amortizes or accrues (expenses) such costs in the same ratio that current period actual revenue (numerator) bears to estimated remaining unrecognized ultimate revenue as of the beginning of the current fiscal year (denominator). The Company began amortization of the Big Movie: Subaye movie copyright in December 2006, when the Company began to recognize revenue from the film. Amortization related to the movies was $115,388 and $0 for the three months ended December 31, 2008 and 2007, respectively, and is included in cost of sales.

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

Intangible assets of the Company are reviewed annually or more often if circumstances dictate, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2008 and September 30, 2008, respectively, the Company expects these assets, at their current carrying value, to be fully recoverable.

NOTE 8 - PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	December 31, 2008	September 30, 2008
Com Computer Software & Equipment	$14,490,952	$14,467,374
Websi Websites	9,355,996	9,338,719
Motor Vehicles	84,223	84,012
Furni Furniture & Fixtures	63,794	56,205
	23,994,965	23,946,310
Less: Accumulated Depreciation and Amortization	(15,230,456)	(13,644,708)
Total Property & Equipment	$8,764,509	$10,301,602

NOTE 9 - COSTS OF GOODS SOLD

The Company’s costs of goods sold includes products sold by the Company’s import and export business segment as well as depreciation and amortization related to copyrights, websites and software. Below is a table outlining depreciation and amortization for each asset class which is included in costs of goods sold for each period presented within the financial statements.

	December 31, 2008	December 31, 2007

Depreciation Included in Operating Expenses	$7,310	$20,213
Amortization of Copyrights Included Within Cost of Sales	115,388	-
Amortization of Websites Included Within Cost of Sales	763,258	685,747
Amortization of Software Included Within Cost of Sales	784,145	314,370
Total Depreciation and Amortization	$1,670,101	$1,020,330

NOTE 10 - STOCKHOLDERS’ EQUITY

The Company is authorized to issue 350,000,000 shares, in aggregate, consisting of 300,000,000 shares of common stock, $0.001 par value, and 50,000,000 shares of preferred stock, $0.001 par value. The Company's Certificate of Incorporation authorizes the Board of Directors (the "Board") to determine the preferences, limitations and relative rights of any class or series of Company preferred stock prior to issuance and each such class or series must be designated with a distinguishing designation prior to issuance. As of December 31, 2008, no shares of the Company’s preferred stock and 163,364,316 shares of the Company’s common stock were issued or outstanding.

Stock-Based Compensation

On April 12, 2006, the Company issued 4,000,000 shares of common stock to five consultants as part of their compensation at a market price of $.52 with a total of $2,080,000. The Company amortized the consultancy fee of $1,300,000 over a 24 month period, the remaining $780,000 is amortized over services period of a 12 month period. It resulted in an expense of $119,167 for each month for 12 months and the remaining 12 months will have an expense of $54,167. The stock-based compensation expense for the three months ended December 31, 2008 and 2007 was $0 and $162,500, respectively.

On January 10, 2007, the Company issued 250,000 shares of common stock to Mary Kratka for investor relations services at price of $.45 per share for total consideration equal to $112,500. The shares are being amortized over 12 months with a stock-based compensation expense of $9,375 each month. The stock-based compensation expense for the three months ended December 31, 2008 and 2007 was $0 and $28,125, respectively.

On January 31, 2007, the Company issued 750,000 shares of common stock to Bon Air Group Limited for investor relations and promotion services at price of $.30 per share for a total consideration equal to $225,000. The shares are being amortized over 12 months with stock-based compensation expense of $18,750 each month. The stock-based compensation expense for the three months ended December 31, 2008 and 2007 was $0 and $56,250, respectively.

On July 16, 2007, the Company agreed to issue 365,000 shares of common stock to a consultant for international business consulting services at price of $.16 per share for a total consideration equal to $58,400. The shares are being amortized over 24 months with stock-based compensation expense of $2,433 each month. The stock-based compensation expense for the three months ended December 31, 2008 and 2007 was $7,300 and $7,300, respectively.

On October 3, 2007, the Company issued 735,000 shares of common stock to the Company’s Chief Financial Officer for services to be provided over a two year period at price of $0.13 per share for a total consideration equal to $95,550. The shares are being amortized over 24 months with stock-based compensation expense of $3,981 each month. The stock-based compensation expense for the three months ended December 31, 2008 and 2007 was $11,944 and $11,944, respectively.

On October 3, 2007, the Company issued 1,000,000 shares of common stock to the Company’s Chief Executive Officer for services to be provided over a two year period at price of $0.13 per share for a total consideration equal to $130,000. The shares are being amortized over 24 months with stock-based compensation expense of $5,417 each month. The stock-based compensation expense for the three months ended December 31, 2008 and 2007 was $16,250 and $16,250, respectively.

On October 3, 2007, the Company issued 400,000 shares of common stock to an investor relations consultant, for services to be provided over a 24 month period at price of $0.13 per share for a total consideration equal to $52,000. The shares are being amortized over 24 months with stock-based compensation expense of $2,167 each month. The stock-based compensation expense for the three months ended December 31, 2008 and 2007 was $6,500 and $6,500, respectively.

On October 3, 2007, the Company issued 526,316 shares of common stock for investor relations purposes, for services to be provided over a 12 month period at price of $0.57 per share for a total consideration equal to $300,000. The shares are being amortized over 12 months with stock-based compensation expense of $25,000 each month. The stock-based compensation expense for the three months ended December 31, 2008 and 2007 was $0 and $75,000, respectively.

On September 18, 2008, the Company agreed to issue 350,000 shares of common stock to Mary Kratka for investor relations and promotions services at price of $0.08 per share for total consideration equal to $28,000. The shares are being amortized over approximately 3 months with a stock-based compensation expense of $9,333 each month. The stock-based compensation expense for the three months ended December 31, 2008 and 2007 was $25,760 and $0, respectively.

On October 10, 2008, the Company agreed to issue 7,000,000 shares of common stock to Results Group International for consulting services at price of $0.05 per share for total consideration equal to $350,000. The shares are being amortized over 36 months with a stock-based compensation expense of $9,722 each month. The stock-based compensation expense for the three months ended December 31, 2008 and 2007 was $26,031 and $0, respectively.

Subaye.com Stock Based Compensation

On October 1, 2007, Subaye.com issued 170,000 shares of common stock to Subaye.com’s Chief Executive Officer for services to be provided over a two year period from January 2, 2008 through December 31, 2009 at a price of $2.00 per share for a total consideration equal to $340,000. The shares will be amortized over 24 months with stock-based compensation expense of $14,167 each month. The stock-based compensation expense for the three months ended December 31, 2008 and 2007 was $42,500 and $0, respectively.

On October 1, 2007, Subaye.com issued 50,000 shares of common stock to an employee of Subaye.com for services to be provided beginning January 1, 2008 at a price of $2.00 per share for a total consideration equal to $100,000. The shares will be amortized over 24 months with stock-based compensation expense of $4,167 each month. The stock-based compensation expense for the three months ended December 31, 2008 and 2007 was $12,500 and $0, respectively.

On January 2, 2008, Subaye.com agreed to issue 450,000 shares of common stock to an investor relations consultant, for services to be provided over a 24 month period from January 2, 2008 through December 31, 2009 at price of $2.00 per share for a total consideration equal to $900,000. The shares will be amortized over 24 months with stock-based compensation expense of $37,500 each month. The stock-based compensation expense for the three months ended December 31, 2008 and 2007 was $112,500 and $0, respectively.

On January 2, 2008, Subaye.com issued 50,000 shares of common stock to an executive, for services to be provided over a 24 month period at price of $2.00 per share for a total consideration equal to $100,000. The shares will be amortized over 24 months with stock-based compensation expense of $4,167 each month. The stock-based compensation expense for the three months ended December 31, 2008 and 2007 was $12,500 and $0, respectively.

On January 2, 2008, Subaye.com issued 70,800 shares of common stock to an executive, for services to be provided over a 24 month period at price of $2.00 per share for a total consideration equal to $141,600. The shares will be amortized over 24 months with stock-based compensation expense of $5,900 each month. The stock-based compensation expense for the three months ended December 31, 2008 and 2007 was $17,700 and $0, respectively.

On February 26, 2008, Subaye.com issued 78,425 shares of common stock to its Chief Financial Officer, for services to be provided over a 24 month period at price of $2.00 per share for a total consideration equal to $156,850. The shares will be amortized over 24 months with stock-based compensation expense of $6,535 each month. The stock-based compensation expense for the three months ended December 31, 2008 and 2007 was $19,605 and $0, respectively.

Total stock compensation expense reported was $311,090 and $363,869 for the three months ended December 31, 2008 and 2007, respectively.

NOTE 11 - TAXES

United States of America

Since the Company had no operations within the United States, there is no provision for United States taxes and there are no deferred tax amounts as of December 31, 2008 and 2007, respectively.

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

Hong Kong

Media Group International Ltd. and MyStarU Ltd. are incorporated in Hong Kong and are subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. No provision for Hong Kong profits tax has been made as the Company's Hong Kong subsidiaries incurred a loss during years three months ended December 31, 2008 and 2007, respectively. The applicable Hong Kong statutory tax rate for the three months ended December 31, 2008 and 2007 was 17.5%.

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

No provision for enterprise income tax in the PRC had been made for December 31, 2008 and 2007 due to the fact that the Company was exempt from PRC tax based on the statutory provisions granting a tax holiday for a two year period, as stated above, for the first two years after the Company has a profit.  The Company expects the tax exemption apply such that no tax will be owed for the years ended September 30, 2009 and 2008.

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

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended December 31, 2008 and 2007:

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

NOTE 12 - MINORITY INTEREST

Minority interest represents the minority stockholders’ proportionate share of 30.97% (2008 – 30.97%) of the equity of Subaye.com. The Company’s 69.03% controlling interest requires that Subaye.com’s operations be included in the Consolidated Financial Statements. The 30.97% (2008 – 30.97%) equity interest of Subaye.com that is not owned by the Company is shown as “Minority interests in consolidated subsidiaries” in the balance sheets, respectively.

	December 31, 2008	September 30, 2008
Minority interest in consolidated subsidiaries	$7,607,538	$7,138,608

NOTE 13 - COMMITMENTS & CONTINGENCIES

Operating Leases

In the normal course of business, the Company leases office space under operating lease agreements. The Company rents office space, primarily for regional sales administration offices, in commercial office complexes that are conducive to administrative operations. The operating lease agreements generally contain renewal options that may be exercised at the Company's discretion after the completion of the base rental terms. In addition, many of the rental agreements provide for regular increases to the base rental rate at specified intervals, which usually occur on an annual basis. On July 1, 2008, the Company entered into a lease for new office space in Foshan City, Guangdong, China. The following table summarizes the Company’s future minimum lease payments under operating lease agreements for the five years subsequent to December 31, 2009:

Twelve Months Ended December 31,
2009	$57,744
2010	57,744
2011	28,872
$144,360

The Company recognizes lease expense on a straight-line basis over the life of the lease agreement. Contingent rent expense is recognized as it is incurred. Total rent expense in continuing operations from operating lease agreements was $17,473 and $105,815 for the three months ended December 31, 2008 and 2007, respectively.

Litigation

We may be involved from time to time in ordinary litigation that will not have a material effect on our operations or finances. We are not aware of any pending or threatened litigation against the Company or our officers and directors in their capacity as such that could have a material impact on our operations or finances.

NOTE 14 - SHORT TERM DEBT

Total debt obligations as of December 31 consist of the following:

	December 31, 2008	September 30, 2008
8.64% Bank Loan, Due September 18, 2009	$1,021,272	$1,021,138
7.92% Bank Loan, Due December 31, 2009	145,896	-
Short Term Non-Interest Bearing Bank Advance	-	22,286

Total Debt Obligations	1,167,168	1,043,424
Less: Current Maturities	1,167,168	1,043,424
Total Long-Term Debt	$-	$-

Bank Loan

On September 19, 2008, we entered into a Bank Loan with Panyu RuralCredit Union and Cooperative Bank, a PRC-based bank, for a total of $1,021,138, (7,000,000 RenMinBi). The Bank Loan has an annualized interest rate of 8.64% with interest payable on a monthly basis.  We used the net proceeds from the Bank Loan to invest in computer equipment and computer software and for other general corporate purposes.  As of December 31, 2008, the outstanding borrowings related to this transaction have been included in the Consolidated Balance Sheets within short term debt.  The Bank Loan and all unpaid interest is payable in full on September 18, 2009.

During the three months ended December 31, 2008, the Company entered into a second Bank Loan for $145,896 (1,000,000 Renminbi). The Bank Loan has an annualized interest rate of 7.92%.

Short Term Non-Interest Bearing Bank Advance

In April 2008, the Company received an advance from ICBC, a PRC-based bank for $22,286 (152,779 RenMinBi).

Aggregate scheduled maturities of our debt obligations for each of the five twelve month periods subsequent to December 31, 2008, and thereafter are as follows:

Twelve Months Ended December 31,
2009	$1,167,168
2010	-
2011	-
2012	-
2013	-
Subsequent to 2013	-
Total scheduled debt payments	$1,167,168

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

Three Months Ended December 31, 2008	Investments in Entertainment Arts Productions	Online Membership Services	Software Sales	Importing and Exporting of Goods	Media & Marketing Management	Consolidated Total
Net sales	$1,311,422	$5,248,668	$441,234	$2,854,428	-	$9,855,752
Cost of sales	254,201	2,307,482	784,145	2,793,516	-	6,139,344
Segment income (loss) before minority interest	951,155	2,368,746	(366,934)	5,816	(14,623)	2,944,160
Segment assets	15,456,423	16,283,188	6,102,736	3,503,815	1,105,005	42,451,167
Expenditures for segment assets	4,797	-	-	-	-	4,797

Three Months Ended December 31, 2007	Investments in Entertainment Arts Productions	Online Membership Services	Software Sales	Importing and Exporting of Goods	Media & Marketing Management	Consolidated Total
Net sales	$1,323,962	$-	$1,722,279	$4,364,812	300,900	$7,711,953
Cost of sales	551,948	466,090	314,370	4,202,241	250,493	5,785,142
Segment income (loss) before minority interest	99,664	(412,657)	1,227,912	78,472	40,785	1,034,176
Segment assets	13,220,968	7,933,186	4,587,782	3,952,199	264,928	29,959,063
Expenditures for segment assets	914,810	-	-	-	200,000	1,114,810

NOTE 17 - SUBSEQUENT EVENTS

On January 6, 2009, the Company entered into a consulting agreement with Bloomen Limited (“Bloomen”) for sales and marketing services to be provided over a three year period.  In accordance with a consulting agreement, the Company agreed to issue Bloomen 8,000,000 shares of the Company’s common stock valued at $640,000.

On January 21, 2009, the Company entered into a letter of intent to acquire China IPTV Industry Park Holdings Limited (“CIIP”) for $1,000,000 and equity consideration in the form of Preferred Stock Warrants.  CIIP is an IPTV industry developer, advisor and investor in the PRC. The terms of the acquisition have not yet been finalized and agreed to. As of February 15, 2009 discussions with CIIP were continuing.

Effective as of February 5, 2009, Yulong Zhu resigned as a member of the Company's board of directors.

Effective as of February 5, 2009, the Company’s Board of Directors appointed He Yao to the Company's board of directors. From February 2006 to January 2009, Ms Yao was the business director of Nanfang Movie TV Studios Base. Before February 2006, Ms. Yao was the Chief Assistant of Shanghai Minolta Optical Technology Co., Ltd.  Ms. Yao is a graduate of the Hubei Provincial Institute of Urban Construction.

NOTE 18 - RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, Defining Fair Value Measurement ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 157 on its consolidated financial statements.

In September 2006, FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R) ("SFAS 158"). The Company has adopted SFAS 158 except for the requirement to measure plan assets and benefit obligations as of the date of the Company's fiscal year-end statement of financial position which is effective to fiscal years beginning after December 15, 2008. The Company is currently assessing the potential impact that the adoption of SFAS 158 could have on its financial statements.

In December 2006, FASB issued FSB EITF 00-19-2, Accounting for Registration Payment Arrangements(“FSB EITF 00-19”), which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSB EITF 00-19-2 is effective immediately for new and modified registration payment arrangements entered into after December 21, 2006, and beginning in the fiscal year ended December 31, 2007 for any such instruments entered into before that date. The Company does not expect the issuance of FSB EITF 00-19-2 to have a material impact on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS No. 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial condition or results of operations.

In April 2007, the FASB issued a FASB Statement Position ("FSP") on FASB FIN 39-1 which modifies FIN 39, Offsetting of Amounts relating to Certain Contracts ("FIN 39"). FIN 39-1 addresses whether a reporting entity that is party to a master netting arrangement can offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments that have been offset under the same master netting arrangement in accordance with FIN 39. Upon adoption of this FSP, a reporting entity shall be permitted to change its accounting policy to offset or not offset fair value amounts recognized for derivative instruments under master netting arrangements. The guidance in this FSP is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the potential impact of implementing this standard.

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations ("SFAS 141"). SFAS 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of the Company’s fiscal year beginning after December 15, 2008. Management believes the adoption of this pronouncement will not have a material impact on the Company's consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of the Company’s fiscal year beginning after December 15, 2008. Management believes the adoption of this pronouncement will not have a material impact on the Company's consolidated financial statements.

In February 2008, FASB issued FSP SFAS No. 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (“FSP SFAS 140-3”). The objective of this FSP is to provide guidance on accounting for a transfer of a financial asset and a repurchase financing. This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 140"). However, if certain criteria are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under SFAS 140. FSP SFAS 140-3 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within these fiscal years. Earlier application is not permitted. The Company is currently reviewing the effect, if any; the proposed guidance will have on its consolidated financial statements.

In February 2008, FASB issued FSP SFAS No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP SFAS 157-1”). FSP SFAS 157-1 amends SFAS 157 to exclude SFAS 13, Accounting for Leases(SFAS 13), and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value underSFAS 141, or SFAS 141(R), regardless of whether those assets and liabilities are related to leases. FSP SFAS 157-1 is effective upon the initial adoption of SFAS 157. The Company is currently evaluating the impact of adopting FSP SFAS No. 157-1 on its consolidated financial statements.

In February 2008, FASB issued FSP SFAS No. 157-2, Effective date of FASB Statement No. 157 (“FSP SFAS 157-2”). FSP SFAS 157-2 delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting FSP SFAS No. 157-2 on its consolidated financial statements.

In March 2008, FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 ("SFAS 161"). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently assessing the potential impact that the adoption of SFAS 161 could have on its consolidated financial statements.

In April 2008, FASB issued FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets. FSP SFAS No. 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently assessing the potential impact that the adoption of FSP SFAS No. 142-3 could have on its consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the financial statements of the Company for the year ended September 30, 2008 and notes thereto contained in the report on Form 10-K as filed with the Securities and Exchange Commission.

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

The consolidated financial statements presented are those of MyStarU.com, Inc., which have been prepared in accordance with accounting principles generally accepted in the United States of America. The results of operations are for the three months ended December 31, 2008 and 2007, respectively. The Company’s financial statements contained herein were audited for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The Company’s accounting policies and certain other disclosures are set forth in the notes to the consolidated financial statements contained herein.

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

Other Copyrights

We currently hold copyrights for 4 additional motion pictures which are presently in production with our production partners. However, the governmental approval process for release of these additional motion pictures is not yet complete.  During the three months ended December 31, 2008, we generated revenues from our internet broadcasts being viewed on our websites and affiliated websites.  The revenues generated by each copyrighted broadcast(s) and certain revenue-sharing arrangements are detailed in the chart below.

Three Months Ended December 31, 2008
Big Movie: Subaye	$369,321
Big Movie 2	176,270
The 11 Movies	220,424
The 113 Movies	163,182

Total	$929,197

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

MYST will continue its aggressive search for further investments in the entertainment arts industry in the PRC. We intend to continue to have consistent discussions with filmmakers regarding these investments.

As of December 31, 2008, MYST held copyrights to 114 internet broadcasts.

Online Membership Services

We own a majority interest in our subsidiary, Subaye.com. We have established a website, www.subaye.com, which we believe is a premier provider of corporate online video in China and is seen as a destination for business to business e-commerce in the PRC for customers who utilize the website to enhance the marketing and promotion of their business products and services. We continue to experience a strong demand for our services through www.subaye.com and believe the market it serves is one of the fastest growing in the PRC. These customers are demanding easily accessible methods to market and promote their products or services.

The online membership services business segment generated member growth of 120% for the twelve months ended December 31, 2008.  We expect continued growth in membership, revenues and net income for this business segment during the fiscal year ending September 30, 2009.

Subaye.com - Internet Corporate Video Marketing and Promotions

Subaye.com’s platform consists of its websites, www.goongreen.org, www.x381.com, www.goongood.com, www.subaye.com and the Subaye Alliance network, which is its network of third-party websites. As of January 31, 2009, Subaye.com had 36,169 members and the company’s video database consisted of 75,685 profiles of corporate video showcases. These showcases offer a cost-effective venue for small to mid-size enterprises (“SMEs”) to advertise their products and services and establish and enhance their corporate brands. Subaye.com also provides its users with easy access to an index of over 2.77 million video clips, images and web pages.

We launched the internet video services on our Subaye.com website and began generating revenues from corporate video uploading services in November, 2006. We have grown significantly since we commenced operations in October of 2006.  We charge our members a monthly charge of approximately $100.  The table below details our membership growth and the growth of corporate profiles of small to medium sized businesses, which make up the majority of our membership.

	Subaye.com Members		Subaye.com Company Profiles
	As of the End of Month	Month Over Month Growth	As of the End of Month	Month Over Month Growth
January 31, 2007	6,562		9,807
February 28, 2007	9,230	41%	12,101	23%
March 31,2007	10,625	15%	21,204	75%
April 30, 2007	11,447	8%	26,323	24%
May 31, 2007	11,699	2%	27,989	6%
June 30, 2007	11,968	2%	29,821	7%
July 31, 2007	12,500	4%	32,560	9%
August 31, 2007	12,876	3%	36,999	14%
September 30, 2007	15,121	17%	38,123	3%
October 31, 2007	15,903	5%	39,400	3%
November 30, 2007	16,023	1%	40,995	4%
December 31, 2007	16,348	2%	45,243	10%
January 31, 2008	18,859	15%	53,343	18%
February 29, 2008 *	19,015	1%	40,301	(24)%
March 31,2008	19,659	3%	46,233	15%
April 30, 2008	23,788	21%	49,112	6%
May 31, 2008	26,442	11%	64,410	31%
June 30, 2008	29,323	11%	68,894	7%
July 31, 2008	29,743	1%	69,996	2%
August 31, 2008	30,127	1%	70,889	1%
September 30, 2008	32,366	7%	71,884	1%
October 31, 2008	34,121	5%	73,298	2%
November 30, 2008	34,545	1%	73,999	1%
December 31, 2008	35,989	4%	75,435	2%
January 31, 2009	36,169	1%	75,685	0%

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

X381 - Webshops

The Company's www.x381.com website is focused on selling goods and services to the PRC marketplace.  The chart below details the growth of this business since the website was acquired by the Company in February, 2008.

	Webshops
	As of the End of Month	Month Over Month Growth
February 29, 2008	14,301
March 31,2008	16,213	13%
April 30, 2008	19,205	18%
May 31, 2008	19,986	4%
June 30, 2008	20,641	3%
July 31, 2008	25,690	24%
August 31, 2008	27,108	6%
September 30, 2008	31,887	18%
October 31, 2008	32,981	3%
November 30, 2008	33,785	2%
December 31, 2008	34,359	2%
January 31, 2009	35,590	4%

The Company has provided its services on the www.x381.com website to its members free of charge since the website was acquired in February 2008.  In July 2009 the Company expects to begin charging annual membership fees of approximately $100 which we currently estimate will generate revenues of approximately $1,000,000 for the year ended September 30, 2009.

Other Websites

We also plan to launch the www.goongood.com and www.goongreen.org websites during the summer of 2009.  We currently estimate an additional $1.2 million in revenues could be generated by these two websites during the year ended September 30, 2009.

MyStarU.com and Icurls.com

The Company purchased www.mystaru.com on October 1, 2006, and www.icurls.com on November 20, 2006. We expect to use the two websites in 2009 to continue to develop the Company’s offerings in the arts education market. From October 1, 2006 and through the date of this report, the Company has sold $1.6 million in “master franchise licenses” and $1.7 million in "end user licenses" to unrelated parties in the PRC. The third party purchasers are intent on utilizing the Company’s education-related web-based offerings in certain sectors of the PRC and across potential large portions of the PRC population within each sector.

The system is a prototype for state-of-the-art delivery of streaming video performing education courses in the music and movie industries in the PRC. The new courseware was developed using the Guangzhou Subaye's EDU v5.0 Education Management System and is delivered to viewers via the MYST platform. The multimedia content is produced using Adobe Flash(r) video synchronized presentations and demonstrative video clips. Users can view multimedia training presentations that include downloadable video files of course materials and are then able to upload their own video files to teachers for analysis, which affords users the opportunity to have questions answered by course teachers. MYST intends to use this new capability to reach hundreds of thousands of young people who are interested in entering the performing arts, music and movie industries. MYST’s goal is to deliver education content online without meaningful limitations or restrictions.

In a country with significant mobile phone usage, the growth opportunities remain tremendous. The PRC has more than 1.33 billion people, and mobile services will remain a strong area of growth. Entertainment content for these mobile devices is in high demand and MYST is intent on becoming a dominant player within this space.

Software Sales

We offer software-based products through our subsidiaries, Subaye IIP and Guangzhou Subaye.

SAAS

In September, 2008, the Company committed to the Software as a Service business model ("SAAS") and the Company's subsidiary, Subaye IIP, completed several significant investments in computer hardware and computer software in order to serve the emerging SAAS marketplace in the PRC.  For the three months ended December 31, 2008, the Company had revenues of $441,234 from its SAAS business.  The SAAS business is focused on developing significant recurring revenues from a variety of customers.  Management is continuing to focus on the SAAS market in the PRC and expects continued success within the market.

IBS v4.1 and v5.0 Enterprise Suite

The IBS v4.1 and v5.0 software suites are our main product line, and include a built-in MoDirect, an innovative suite of technologies that enables wireless and web publishers to target SEO4Mobile users more effectively and allows advertisers to obtain targeted leads with rich demographic data. IBS v4.1 and v5.0 are part of the TS family. Corporate users can leverage all available information resource management on the intranet/extranet over the internet, including wireless applications, and advertisers can use the IBS v4.1 and v5.0 to publish SMS and MMS by searches on mobile phones. The system enables manufacturers and service providers to use the internet to establish and manage continuous connections with automated e-services, operations monitoring and e-commerce offerings. The system’s customers include end-user clients in many industries throughout the PRC. The IBS v4.1 and v5.0 standard package includes three servers and software, as well as system integration.

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

Results of Operations

Income Statement Items

The following table summarizes the results of our operations during the three months ended December 31, 2008 and 2007 and provides information regarding the dollar and percentage increase or (decrease) from the current fiscal period to the prior fiscal period:

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(UNAUDITED)

	December 31, 2008	December 31, 2007	$ Increase (Decrease)	% Increase (Decrease)
	(Unaudited)	(Unaudited)

Net Revenues	$9,855,752	$7,711,953	$2,143,799	28%
Cost of Sales	6,139,344	5,785,142	354,202	6%
Gross Profit	3,716,408	1,926,811	1,789,597	93%
Operating Expenses	782,766	900,027	(117,261)	(13)%
Income From Operations	2,933,642	1,026,784	1,906,858	186%
Other Income	12,311	8,443	3,868	46%
Income From Operations Before Income Taxes	2,945,953	1,035,227	1,910,726	185%
Provision for Income Taxes	(1,793)	(1,051)	(742)	(71)%
Minority Interest in Income of Subsidiary	(470,614)	(263,615)	(206,999)	(79)%
Net Income	2,473,546	770,561	1,702,985	221%
Other Comprehensive Income (Loss)	18,742	(26,355)	45,097	N/A
Comprehensive Income	2,492,288	744,206	1,748,082	235%

Earnings per Common Shares
- Basic	$0.02	$0.01
- Fully Diluted	$0.02	$0.01

Weighted Average Common Share Outstanding
-Basic	161,762,686	148,675,128
- Fully Diluted	161,762,686	148,675,128

Revenues increased by $2,143,799:

Revenues were $9,855,752 for the three months ended December 31, 2008 compared to $7,711,953 for the three months ended December 31, 2007. The increase of $2,143,799 is due primarily to the Company’s growth in its online membership services business segment and a significant reduction in its importing and exporting business segment.  For the three months ended December 31, 2008 and 2007, the Company recorded revenues of approximately $5.2 million and $0, respectively, for its online membership services business segment.  The Company had approximately 36,000 members of its www.subaye.com website, each of which paid approximately $100 per month for the services and content available at www.subaye.com.  Under an agreement with China Netcom, the Company's internet provider, the Company retains 60% of the actual revenues generated by the www.subaye.com website.  China Netcom retains the remaining 40% of the revenues.  The Company's www.subaye.com website did not record any membership-based revenues in the three months ended December 31, 2007.  The Company had provided its members free access to the www.subaye.com website from July 1, 2007 through December 31, 2007.  Revenue for the three months ended December 31, 2007 was generated from the one-time sale of IBS Version 5.0 software to the members of www.subaye.com, which was contracted with the merchant services provider the Company utilizes for the www.subaye.com website.  For the three months ended December 31, 2008 and 2007, the Company recorded approximately $2.9 million and $4.4 million in revenues, respectively, for the Company's importing and exporting business segment.  The importing and exporting business segment suffered as a result of the general downturn in the economy in the last few months of 2008.  The Company's investments in entertainment arts productions business segment licenses, provides internet broadcasts and completes outright sales of its entertainment assets, namely copyrights.  During the three months ended December 31, 2008, the Company generated approximately $929,000 from the viewing of internet broadcast movies and approximately $382,000 from the sale of end-user school licenses.  During the three months ended December 31, 2007, the Company sold master franchise licenses for approximately $602,000, a copyright to a motion picture for approximately $281,000, and generated approximately $441,000 from the sale of end-user school licenses, respectively.  During the three months ended December 31, 2008, the Company generated approximately $441,000 in SAAS software sales.  During the three months ended December 31, 2007, the Company sold a one-time license to its IBS Version 5.0 software to a customer for approximately $1.7 million.  During the three months ended December 31, 2008 and 2007, the Company's media and marketing management business segment generated $0 and $300,900 in sales, respectively.

Costs of Sales increased by $354,202:

Costs of sales were $6,139,344 for the three months ended December 31, 2008 compared to $5,785,142 for the three months ended December 31, 2007.  The Company's investments in entertainment arts productions business segment had costs of sales of $254,201 for the three months ended December 31, 2008, which included $115,388 in amortization expense associated with the Company's copyrights and $138,813 in amortization expense associated with the Company's websites.  During the three months ended December 31, 2007, costs of sales for the investments in entertainment arts productions included $332,291, which was the adjusted cost basis of copyrights sold and $219,657 in amortization expense for the Company's websites.  During the three months ended December 31, 2008 and 2007, the costs of sales for the Company's online membership services business included $624,446 and $466,090 for amortization expenses associated with the Company's websites.  Additionally, for the three months ended December 31, 2008 and 2007, costs of sales included $1,683,034 and $0 for sales incentives to the members of www.subaye.com, respectively.  The Company's software sales business segment had costs of sales related to the amortization expense for computer software of $784,145 and $314,370 for the three months ended December 31, 2008 and 2007, respectively.  The Company's media and marketing management business segment did not generate any revenues during the three months ended December 31, 2008.  During the three months ended December 31, 2007, costs of sales for the media and marketing management business segment included $250,493 in production costs associated with completing advertising plans and ordering advertising on behalf of one customer.  The costs of sales for the importing and exporting business segment were approximately $2.8 million and $4.2 million for the three months ended December 31, 2008 and 2007, respectively.

Operating expenses decreased by $117,261:

For the three months ended December 31, 2008, we incurred operating expenses of $782,766 as compared to $900,027 for the three months ended December 31, 2007. Stock-based compensation expense decreased $52,779 for the three months ended December 31, 2008 as compared to the three months ended December 31, 2007.  During the three months ended December 31, 2008 and 2007 the Company reported a recovery of bad debts of $0 and $185,440, respectively.  During the three months ended December 31, 2008 and 2007, the Company had salaries of $70,100 and $63,007, respectively.  Selling, general and administrative expenses decreased $257,015 during the three months ended December 31, 2008 as compared to the three months ended December 31, 2008.  The decrease in selling, general and administrative expenses was as a result of a decrease in advertising expense, which totaled $107,861 and $383,068 for the three months ended December 31, 2008 and 2007, respectively.

Other income increased by $3,868:

Other income was $12,311 for three months ended December 31, 2008 compared to $8,443 for the three months ended December 31, 2007. For the three months ended December 31, 2008 and 2007, the Company had other income, which included interest income, interest expense and other income earned through the importing and exporting business segment for non-operating activities, respectively.

Net income increased by $1,702,985:

The Company generated net income of $2,473,546 and $770,561 for the three months ended December 31, 2008 and 2007, respectively.  The increase in net income is a result of successful decrease in operating costs and the substantial growth of the online membership services and investments in entertainment arts business segments.

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

United States of America

Since the Company had no operations within the United States, there is no provision for United States taxes and there are no deferred tax amounts as of December 31, 2008 and September 30, 2008, respectively.

Delaware

The Company is incorporated in Delaware but does not conduct business in Delaware. Therefore, the Company is not subject to State corporate income tax. However, the Company does have to pay Franchise Taxes to the Delaware Department of State.  Regardless of where the Company conducts business, it must file an Annual Franchise Tax Report and pay Franchise Taxes for the privilege of incorporating in Delaware.  The minimum Franchise Tax is $35 with a maximum of $165,000.  The Company has not filed its Franchise Tax Return for 2008 as of the date hereof, but anticipates its Franchise Tax owed to Delaware will be approximately $500 for the years ended September 30, 2009 and 2008, respectively.

British Virgin Islands

3G Dynasty and Subaye IIP are incorporated in the British Virgin Islands and, under the current laws of the British Virgin Islands, are not subject to income taxes.

Hong Kong

MyStarU Ltd. and Media Group International Ltd. are incorporated in Hong Kong and are subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. No provision for Hong Kong profits tax has been made as these subsidiaries incurred losses during the three months ended December 31, 2008 and 2007, respectively. The applicable Hong Kong statutory tax rate for the three months ended December 31, 2008 and 2007 is 17.5%.

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

No provision for enterprise income tax in the PRC had been made for the three months ended December 31, 2008 and 2007 due to the fact that the Company is exempt from PRC tax based on the statutory provisions granting a tax holiday which expires on September 30, 2010.

On January 1, 2008, the new Enterprise Income Tax (“EIT”) law replaced the prior laws for Domestic Enterprises (“DES”) and FIEs.  The key changes in the new law are:

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

The Company and its subsidiaries were all established before March 16, 2007 and are therefore qualified to continue enjoying the reduced tax rate as described above through the year ended September 30, 2010.

The following table reconciles the statutory rates to the Company’s effective tax rate for the three months ended December 31, 2008 and 2007:

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

Liquidity and Capital Resources

We believe that our currently-available working capital, consistent cashflow from our online membership services business segment and the collection of our accounts receivable, should be adequate to sustain our operations through September 30, 2009.

As of December 31, 2008, we had a cash balance of $794,452, consisting of cash held in PRC and Hong Kong banks and cash in hand. We currently have no cash positions in the United States of America.

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

Net cash provided by operations for the three months ended December 31, 2008 was $405,173. In the future, we may use cash in our operations due to our continuing efforts to rapidly expand our operations.

Net cash used in investing activities for three months ended December 31, 2008 was $4,797. The Company invested $4,797 in furniture and fixtures for the Company's office space in Foshan City, China. Other than the proposed acquisition of China IPTV Industry Park Holdings Limited, the Company does not currently have any substantial plans for capital expenditures during the year ended September 30, 2009 but there is a possibility the Company will incur substantial capital expenditures if those expenditures are determined to be beneficial to the Company as it continues to expand operations.

Net cash provided by financing activities for the three months ended December 31, 2008 was $123,744. The Company's importing and exporting business segment received advances from a bank under a short term loan during the three months ended December 31, 2008.

Our future growth is dependent on our ability to continue to generate significant and consistent cashflow through the online membership services business segment, raise capital for expansion as necessary, and to continually seek additional revenue sources.  If we decide to pursue any acquisition opportunities or other expansion opportunities, we may need to raise additional capital, although there can be no assurances that such capital-raising activities would be successful.

Item 4.  Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for us. Based upon such officers' evaluation of these controls and procedures, the Certifying Officers have concluded that our disclosure controls and procedures were not effective as of December 31, 2008 to ensure that information required to be disclosed by us in this quarterly report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.  There were no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

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

MYSTARU.COM, INC.

Date: February 23, 2009	By:	/s/ Alan R. Lun
Alan R. Lun Chief Executive Officer and President (Principal Executive Officer)

Date: February 23, 2009	By:	/s/ James T. Crane
James T. Crane
Chief Financial Officer (Principal Financial and Accounting Officer)