Form 10-Q
period 2009-03-31
MyStarU.com,Inc.
filed 2009-05-20
CIK 1139570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 20, 2009, 179,864,316 shares of common stock, par value $.001 per share were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MYSTARU.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009	September 30, 2008
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$523,548	$302,632
Accounts Receivable, Net of Allowances for Doubtful Accounts of $362,952 (September 30, 2008 - $30,767) (Note 3)	16,648,256	10,387,036
Inventory	405,007	126,256
Prepaid Advertising	1,884,555	2,265,078
Other Current Assets	1,046,277	623,567

Total Current Assets	20,507,643	13,704,569

Property & Equipment, Net of Accumulated Depreciation of $16,793,179 (September 30, 2008 - $13,644,708) (Note 7)	7,207,469	10,301,602

Intangible Assets
Copyrights, Net of Accumulated Amortization of $2,265,234 (September 30, 2008 - $1,550,443) (Notes 5, 6)	12,632,387	13,118,866
Goodwill (Note 5)	557,735	557,224

Total Intangible Assets	13,190,122	13,676,090

TOTAL ASSETS	$40,905,234	$37,682,261

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$3,949,306	$4,422,172
Customer Deposits	405,794	308,096
Accrued Liabilities	-	237,300
Short Term Debt	1,080,986	1,043,424

Total Current Liabilities	5,436,086	6,010,992

Total Liabilities	5,436,086	6,010,992

Minority Interest in Consolidated Subsidiaries (Note 11)	7,000,120	7,138,608

Commitment and Contingencies (Note 12)

Stockholders’ Equity (Note 9)
Preferred stock, $0.001 par value, authorized: 50,000,000 shares, zero shares issued and outstanding at March 31, 2009 and September 30, 2008	-	-
Common stock, $0.001 par value, authorized: 300,000,000 shares, - and 171,364,316 and 156,014,316 shares issued and outstanding at March 31, 2009 and September 30, 2008	171,364	156,014
Additional Paid in Capital	25,458,219	24,301,719
Shares to be Issued	8,500	350
Deferred Stock-Based Compensation	(1,816,515)	(1,285,362)
Accumulated Other Comprehensive Income	52,119	30,251
Retained Earnings	4,595,341	1,329,689

Total Stockholders’ Equity	28,469,028	24,532,661

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$40,905,234	$37,682,261

The accompanying notes are an integral part of the condensed consolidated financial statements.

MYSTARU.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE SIX AND THREE MONTHS ENDED MARCH 31, 2009 AND 2008

	Six Months Ended		Three Months Ended
	March 31		March 31
	2009	2008	2009	2008
	Unaudited	Unaudited	Unaudited	Unaudited
Revenue
Licensing and Royalty Revenues	$6,943,877	$3,953,352	$5,632,455	$2,629,390
Online Membership Services	10,779,355	4,023,102	5,530,687	2,300,823
Import and Export Sales	4,408,396	7,190,979	1,553,968	2,826,396
Media and Marketing Management	-	641,486	-	340,357
Software Sales	1,618,066	-	1,176,832	-
Total Revenue	23,749,694	15,808,919	13,893,942	8,096,966

Costs of Sales	11,809,302	11,508,634	7,352,993	5,723,492

Gross Profit	11,940,392	4,300,285	6,540,949	2,373,474

Operating Expenses
Advertising	7,170,586	888,499	3,696,655	505,431
Salaries and Wages	90,170	128,668	20,070	65,661
Stock Based Compensation	648,847	867,024	337,757	503,155
Bad Debt Expense (Recovery)	331,928	(161,415)	331,928	-
Depreciation and Amortization	13,794	40,972	6,484	20,265
Other Selling, General and Administrative Expenses	556,218	404,308	268,020	173,517

Total Operating Expenses	8,811,543	2,168,056	4,660,914	1,268,029

Income From Operations	3,128,849	2,132,229	1,880,035	1,105,445

Other Income and Expenses	16	14,251	(12,295)	5,807

Net Income From Operations Before Income Taxes	3,128,865	2,146,480	1,867,740	1,111,252

Provision for Income Taxes	-	(1,052)	-	(1)

Net Income From Operations Before Minority Interest	3,128,865	2,145,428	1,867,740	1,111,251

Minority Interest in Loss (Income) of Subsidiaries	136,787	(550,572)	(58,579)	(286,957)

Net Income From Operations	3,265,652	1,594,856	1,809,161	824,294

Foreign Currency Translation Adjustment	21,868	(64,720)	4,210	(38,365)

Comprehensive Income	$3,287,520	1,530,136	$1,813,371	$785,929

Basic Net Income Per Common Share	$0.02	$0.01	$0.01	$0.01

Diluted Net Income Per Common Share	$0.02	$0.01	$0.01	$0.01

Number of Common Shares Used to Compute Basic Weighted Average	166,247,008	150,466,746	170,830,983	152,278,052
Number of Common Shares Used to Compute Diluted Weighted Average	166,247,008	150,466,746	170,830,983	152,278,052

The accompanying notes are an integral part of the condensed consolidated financial statements.

MYSTARU.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2009 AND 2008

	2009	2008
	Unaudited	Unaudited (Restated)
Cash Flows From Operating Activities
Net Income	$3,265,652	$1,594,856
Adjustments to Reconcile Net Income to Net Cash Provided By (Used In) Operating Activities:
Depreciation	3,115,672	2,075,164
Amortization of Copyrights	710,485	-
Bad Debt Expense	331,928	25,014
Recovery of Bad Debts	-	(185,431)
Minority Interests	(138,488)	550,572
Amortization of Prepaid Entertainment Arts Advertising	-	384,506
Amortization of Stock Based Compensation	648,847	867,024
Changes in Operating Assets and Liabilities:
Accounts Receivable	(6,593,405)	(6,039,187)
Inventory	(278,751)	(10,641)
Prepaid Advertising	380,523	(356,495)
Prepaid Deposit on Commercial Real Estate Contract	-	(600,000)
Other Current Assets	(422,710)	260,106
Copyrights	(191,110)	784,717
Accounts Payable and Accrued Expenses	(472,866)	(210,625)
Customer Deposits	(139,602)	594,550
Net Cash Provided By (Used In) Operating Activities	216,175	(265,870)

Cash Flows From Investing Activities:
Cash Received in Acquisition of MGI	-	2,834
Capital Expenditures	(4,797)	-
Net Cash (Used In) Provided By Investing Activities	(4,797)	2,834

Cash Flows From Financing Activities
Proceeds From Short Term Debt Financing, Net	37,562	-
Proceeds From Issuance of Common Stock	-	600,000
Net Cash Flows Provided by Financing Activities:	37,562	600,000

Effect of Exchange Rate Changes on Cash	(28,024)	(215,988)

Net Increase in Cash	220,916	120,976

Cash - Beginning of Period	302,632	1,150,422

Cash - End of Period	$523,548	$1,271,398

Supplemental Disclosure of Cash Flow Information:
Taxes Paid	$-	$-
Interest Paid	$-	$-
Non cash investing and financing activities:
Acquisition of MGI through issuance of common stock	$-	$200,000
Issuance of stock for services, deferred compensation	$1,180,000	$577,550
Issuance of stock for services by subsidiary, deferred compensation	$-	$1,738,450
Accounts receivable used for acquisition of websites	$-	$1,000,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

MYSTARU.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX AND THREE MONTHS ENDED MARCH 31, 2009 AND 2008

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

The interim results of operations are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2009. The Company’s financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows for the period presented. The Company’s accounting policies and certain other disclosures are set forth in the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2008. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Subaye.com, Inc. (“Subaye.com”)

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

Translation adjustments resulting from this process are included in accumulated other comprehensive income in stockholders' equity on the balance sheets and amounted to $52,119 and $30,251 as of March 31, 2009 and September 30, 2008, respectively.

Revenue Recognition

Licensing Agreements

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

The Company has an ongoing agreement with China Netcom ("CN"). CN is an internet and webhosting provider in the PRC and manages the internet connection and webhosting of the Company's www.subaye.com website. Under the agreement, CN is required to ensure that the Company's internet connection and namely its webhosting, is operating correctly at all times such that all users of the websites, including Subaye.com members and anyone else who attempts to access the website can do so without interruption as long as the individual has a reliable internet connection. CN is compensated such that CN receives forty percent (40%) of the Company's gross membership fees, payable on a monthly basis within approximately fifteen (15) days of the end of each month. The Company records its revenues net of the fees paid to CN, in accordance with Emerging Issues Task Force Issue No. 99-19 ("EITF 99-19"). The Company believes net revenue presentation is reasonable given that it shares the obligation to perform with CN with regard to its membership contracts with its customers. The Company also does not believe it has the ability to replace CN with another comparable internet and webhosting provider. Lastly, the allocation of fees to CN is based on a fixed percentage portion of the membership revenues earned from membership fee transactions.

The Company has an ongoing agreement with SSTH Limited ("SSTH"). SSTH is a merchant service provider contracted to complete two tasks: (i) to assist the members of www.subaye.com in preparing each member's corporate branding video, which is to be uploaded to www.subaye.com and (ii) to assist the Company with the daily operations of www.subaye.com and more specifically, to collect the monthly member fees, which are currently paid in cash, from the members of www.subaye.com. Collecting these cash receipts, tracking which customers have paid and which have not, and remitting the cash to the Company, is a time intensive project each month. In October 2006, the Company and SSTH Limited orally agreed to allow SSTH Limited as much as 90 days in order to collect all cash receipts from any particular month. The Company determined it would provide the merchant services provider flexibility with regard to remitting cash to the Company so that the merchant services provider could focus its efforts on collecting fees from the members of www.subaye.com. The Company has never experienced collection issues with regard to the merchant services provider and does not expect any collection issues to occur in the future.  SSTH is compensated such that SSTH receives ten percent (10%) of the Company's gross membership fees, payable on a monthly basis at the end of each month. The Company records its revenues net of the fees paid to SSTH, in accordance with Emerging Issues Task Force Issue No. 99-19 ("EITF 99-19"). The Company believes net revenue presentation is reasonable given that it shares the obligation to perform with SSTH with regard to its membership contracts with its customers. The Company also does not believe it has the ability to replace SSTH with another comparable internet and webhosting provider. Lastly, the allocation of fees to SSTH is based on a fixed percentage portion of the membership revenues earned from membership fee transactions.

The Company also has an ongoing agreement with FRT whereby FRT is to ensure the telephone lines and mechanical equipment associated with the Company's internet connection is operating correctly. The Company has a fixed arrangement with FRT such that the monthly fees payable to FRT for its services are approximately $6,200.

Media & Marketing Management

In accordance with SAB 104, the Company recognizes revenue generated by its MGI subsidiary when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price to the customer is fixed or determinable and (iv) collection of the resulting receivable is reasonably assured. In general, revenues are typically earned throughout the life of MGI contracts, normally on a monthly basis.

Software Sales

Revenue from the sale of software is recognized pursuant to the requirements of Statement of Position 97-2 “Software Revenue Recognition” (SOP 97-2), issued by the American Institute of Certified Public Accountants, as amended by SOP 98-9 “ Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” In accordance with SOP 97-2, we begin to recognize revenue from licensing and supporting our software products when all of the following criteria are met: (1) we have evidence of an arrangement with a customer; (2) we deliver the products; (3) license agreement terms are deemed fixed or determinable and free of contingencies or uncertainties that may alter the agreement such that it may not be complete and final; and (4) collection is probable.

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

Under our traditional software sales business model, software license agreements for our IBS version 5.0 software typically include a lifetime right of use and do not provide for any support or maintenance to be provided by the Company for the term of the agreement. Software license fees are recognized once all four criteria for revenue recognition criteria are met (as the contracts do not include a right to unspecified software products.)

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

The Company is also a provider of software as a service "SAAS” products. The Company’s SAAS software provides its customers with:

•	the ability to store data on the Company’s servers and access the data through the internet utilizing “remote access” capabilities

•	the ability to customize the design and update the content of the customers’ respective company websites, including the ability to organize and edit online advertising videos

•
customer relationship management software, which allows the Company’s customers to maintain records and data associated with their own customers on a real-time and per-customer basis within a secure platform

•	integration with www.subaye.com, which allows for immediate updating of each SAAS customer’s corporate branding video and other corporate data on www.subaye.com

Potential customers for the SAAS products are identified by our salespersons, starting with existing members of www.subaye.com, then targeting small to midsize enterprises in China that would benefit from the enhanced services beyond membership to the www.subaye.com website.

The Company charges a monthly licensing fee of approximately $100 for each license purchased by a SAAS customer.

In September 2008, the Company completed several significant investments in computer hardware and software totaling approximately $5.3 million and committed to the SAAS business model. In November and December 2008, the Company entered into two contracts which a large shopping mall management company to secure its first 3,900 SAAS customers, which consisted of shop owners within two separate shopping malls in the PRC. These initial 3,900 SAAS customers will generate approximately $390,000 in revenues per month for a 12 month period on a combined basis. Prior to these sales the Company's software sales business segment had only completed one software sale in the past twelve months. Continued sales of the IBS Version 5.0 computer software are possible but the Company is not focused on sales of this product at this time. The Company's efforts are currently focused on expanding its SAAS business opportunities, which the Company believes will be much more lucrative than traditional sales of its IBS Version 5.0 software. The interest level in the PRC with regard to SAAS is very high but we are new to this business and we are uncertain of the likelihood of success.

Importing and Exporting Sales

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

Sales revenue represents the invoiced value of goods, net of a value-added tax (VAT). All of the Company’s products sold in the PRC are subject to a Chinese value-added tax at a rate of 6% of the gross sales price or at a rate approved by the Chinese local government.”

Amortization of Copyrights

The Company amortizes its copyrights using the individual-film-forecast-computation method, in accordance with the SOP 00-2, which amortizes or accrues (expenses) such costs in the same ratio that current period actual revenue (numerator) bears to estimated remaining unrecognized ultimate revenue as of the beginning of the current fiscal year (denominator). The Company began amortization of certain movie copyrights in December 2006, when the Company began to recognize revenue from one of its copyrighted titles, “Big Movie: Subaye.”  Amortization related to the Company's copyrights was $710,485 and $0 and $115,388 and $0  for the six and three months ended March 31, 2009 and 2008, respectively, and was included in cost of sales.

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

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts represents the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable balance. The Company determines the allowance for doubtful accounts based upon historical write-off experience and current economic conditions. The Company reviews the adequacy of its allowance for doubtful accounts on a regular basis. Receivable balances past due over 120 days, which exceed a specified dollar amount, are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does have off-balance sheet credit exposure related to its customers. The concentration of customers owing at least 5% of the Company’s outstanding accounts receivable as of March 31, 2009 was 82% of the company’s accounts receivable.

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are periodically reviewed and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Significant estimates include estimates of the useful life of property and equipment, copyrights, collectibility of accounts receivable, and valuation of stock based compensation.

Reclassifications

Certain reclassifications to the Company’s balance sheet and income statement have been made in 2008, in order for the 2009 financial statements to conform to the presentation of these financial statements. These reclassifications did not impact the Company’s assets, liabilities, net income (loss) or stockholders equity for the six months ended March 31, 2009 and 2008, respectively.

NOTE 3 - ACCOUNTS RECEIVABLE

The Company’s business operations are conducted in the PRC. During the normal course of business, the Company extends unsecured credit to its customers. Management reviews its accounts receivable on a regular basis to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Trade accounts receivable at March 31, 2009 and September 30, 2008 consisted of the following:

	March 31, 2009	September 30, 2008
	Unaudited	Audited
Trade accounts receivable	$17,011,208	$10,417,803
Less: allowance for doubtful accounts	(362,952)	(30,767)
Totals	$16,648,256	$10,387,036

The activity in the allowance for doubtful accounts for trade accounts receivable for the six months ended March 31, 2009 and the year ended September 30, 2008 is as follows:

	March 31, 2009	September 30, 2008
	Unaudited	Audited
Beginning Allowance for Doubtful Accounts	$30,767	$413,036
Additional Charges to Bad Debt for Estimated Uncollectible Accounts	331,928	-
Direct Write-offs of Bad Debts	-	(196,829)
Recovery of Accounts Charged to Bad Debt Expense in 2006 and 2005	-	(185,440)
Foreign Currency Translation Adjustment	257	-
Ending Allowance for Doubtful Accounts	$362,952	$30,767

The Company has the following concentrations of business with customers constituting greater than 5% of the Company’s accounts receivable as of March 31, 2009 and September 30, 2008. The nonpayment of these accounts receivables, individually or in the aggregate, could have a material impact on our future results of operations.

	March 31, 2009	September 30, 2008
	Unaudited	Audited
SSTH	44%	46%
Anyone Pictures	25%	-%
Gold Swallow	7%	-%
CDN	6%	-%
QXS Enterprise	-%	18%
Fenglin Qimao	-%	9%
Fengcun Electric	-%	19%
PanYu HuiQiang Economic and Trade	-%	7%

NOTE 4 - ADVERTISING PROMOTION

The Company expenses advertising costs as the costs are incurred in accordance with Statement of Position 93-7 “Reporting on Advertising Costs” (“SOP 93-7”), issued by the American Institute of Certified Public Accountants.

On October 1, 2008, the Company entered into a promotional event whereby a total of 16,000 members of www.subaye.com would receive a total of 1,600 DVDs which included both a promotional video on behalf of the customer and the motion picture “Big Movie: Subaye” free of charge.  The customer would receive the DVDs and participate in the promotion if they agreed to remain customers of the Company for the twelve month period from October 1, 2008 through September 30, 2009 (the “12 Month Period”).  If a customer does not remain a customer for the full 12 Month Period then the customer will owe the Company approximately $0.72 per DVD for each month in which they did not remain a customer during the 12 Month Period.  The Company then delivered the DVDs to its participating customers December 2008 and January 2009.  The total cost of the promotional event was approximately $6.8 million.  The Company recorded a prepaid expense for approximately $6.8 million and expensed the full value of the advertising promotion in December 2008 and January 2009.  For the six and three months ended March 31, 2009, the Company recorded $6.8 million and $3.4 million in advertising costs for the advertising promotion, respectively, which is included as advertising in the accompanying consolidated statements of operations and comprehensive income.

NOTE 5 - PURCHASE AND SALE OF ASSETS

Purchase of Copyrights to Qianfu

On February 22, 2009 the Company purchased the copyrights to Qianfu, a PRC motion picture, for approximately $3,872,490.

Sale of Copyrights to Motion Picture “Stockbrokers”

On March 12, 2009, the Company sold all rights under its copyright for the programming rights to the Chinese, motion picture “Stockbrokers.” Once the sale was complete, the Company had no remaining assets or copyrights associated with the Stockbrokers production. The details of the sale are listed below:

Gross Proceeds From the Sale of Copyright - Stockbrokers	$4,123,206
Adjusted Cost Basis	(3,680,716)
Net Gain	$442,490

Acquisition of Media Group International Limited

On October 23, 2007, the Company’s subsidiary, Subaye.com, acquired 100% of the outstanding ownership units of Media Group International Limited (“MGI”) for 100,000 shares of common stock of Subaye.com, valued at $200,000 which was the fair market value of recent arms length transactions involving the common stock of Subaye.com, Inc. The net assets received by Subaye.com from the acquisition of MGI totaled $197,166. In accordance with the purchase method of accounting, the results of MGI and the estimated fair market value of the assets and liabilities assumed have been included in the consolidated financial statements from the date of acquisition.

The purchase price of MGI was allocated to the assets acquired and liabilities assumed by Subaye.com less the goodwill of $202,453, which was recorded upon Subaye.com’s acquisition of MGI. The Company recorded $202,453 of goodwill, which was the excess of acquisition cost over fair value of net assets of MGI.

Cash	$2,834
Fixed assets, net	$653
Goodwill	202,453
Due to related party	(5,940)
Net assets acquired	$200,000

Purchase consideration	$200,000
Net assets acquired	200,000
Net cash inflow from acquisition of MGI	$2,834

Goodwill is comprised of the residual amount of the purchase price over the fair value of the acquired tangible and intangible assets. The operating results of MGI have been included in our subsidiary, Subaye.com’s statement of operations from October 23, 2007 and within the Company’s statement of operations since October 23, 2007. If the operating results had been included since the beginning of the prior fiscal year, October 1, 2007, the Company’s pro-forma consolidated revenue and the Company’s pro-forma net income would have been $15,808,919 (unchanged) and $1,543,059, respectively.

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

NOTE 6 - COPYRIGHTS

Intangible assets are stated at cost (estimated fair value upon contribution or acquisition), less accumulated amortization and impairment. Amortization expense is recognized on the straight-line basis over the estimated useful lives of the assets as follows:

Intangible assets	Estimated useful lives
Copyrights	Variable
Permits and licenses	5 years

The following table summarizes the lives and the carrying values of all the Company's goodwill and intangible assets by category, as of March 31, 2009 and September, 30, 2008:

	2009	2008
	Unaudited	Audited
Copyrights - Motion Picture, Television, Internet and DVD Productions	$14,897,621	$14,669,309
Accumulated Amortization	(2,265,234)	(1,550,443)
Total	$12,632,387	$13,118,866

The following table summarizes the copyrights held by the Company as of March 31, 2009, all of which are or will be PRC productions or are being held for investment purposes. All copyrights are wholly-owned by the Company unless noted otherwise.

Copyrights for Movies, DVDs, Television and Internet Broadcasting

Big Movie: Subaye *
Qianfu
PaoBu
True? **

*The copyright for “Big Movie: Subaye” does not include rights for television programming.

** The copyright for True? is 50% owned by ZesTV and 50% owned by MyStarU.com, Inc.

Copyrights for Internet Broadcasting Only

Big Movie 2: Two Stupid Eggs
The 113 Movies

The Company amortizes its copyrights using the individual-film-forecast-computation method, in accordance with the SOP 00-2, which amortizes or accrues (expenses) such costs in the same ratio that current period actual revenue (numerator) bears to estimated remaining unrecognized ultimate revenue as of the beginning of the current fiscal year (denominator). The Company began amortization of the Big Movie: Subaye movie copyrights in December 2006, when the Company began to recognize revenue from the film. Amortization related to the Company's copyrights was $710,485 and $0 and $115,388 and $0  for the six and three months ended March 31, 2009 and 2008, respectively, and is included in cost of sales in the accompanying statements of operations and comprehensive income.

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

Intangible assets of the Company are reviewed annually or more often if circumstances dictate, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also reevaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of March 31, 2009 and September 30, 2008, respectively, the Company expects these assets, at their current carrying value, to be fully recoverable.

NOTE 7 - PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	March 31,	September 30,
	2009	2008
Computer Software & Equipment	$14,496,422	$14,467,374
Websites	9,356,175	9,338,719
Motor Vehicle	84,224	84,012
Furniture & Fixtures	63,827	56,205
	24,000,648	23,946,310
Less: Accumulated depreciation and amortization	(16,793,179)	(13,644,708)
	$7,207,469	$10,301,602

NOTE 8 - COSTS OF GOODS SOLD

The Company’s costs of goods sold includes products sold by the Company’s import and export business segment as well as depreciation and amortization related to copyrights, websites and software and the net carrying amount of copyrights that are sold. Below is a table outlining depreciation and amortization for each asset class which is included in costs of goods sold for each period presented within the financial statements.

	Six Months Ended
	March 31, 2009	March 31, 2008
Depreciation Included in Operating Expenses	$13,794	$40,972
Amortization of Copyrights Included Within Cost of Sales	710,485	-
Amortization of Websites Included Within Cost of Sales	1,538,600	1,405,184
Amortization of Software Included Within Cost of Sales	1,563,278	629,008
Total Depreciation and Amortization	$3,826,157	$2,075,164

NOTE 9 - STOCKHOLDERS’ EQUITY

The Company is authorized to issue 350,000,000 shares, in aggregate, consisting of 300,000,000 shares of common stock, $0.001 par value, and 50,000,000 shares of preferred stock, $0.001 par value. The Company's Certificate of Incorporation authorizes the Board of Directors (the "Board") to determine the preferences, limitations and relative rights of any class or series of Company preferred stock prior to issuance and each such class or series must be designated with a distinguishing designation prior to issuance. As of the date of the report, no shares of the Company’s preferred stock and 171,364,316 shares of the Company’s common stock were issued or outstanding.

Stock-Based Compensation

On April 12, 2006, the Company issued 4,000,000 shares of common stock to five consultants as part of their compensation at a market price of $.52 with a total of $2,080,000. The Company amortized the consultancy fee of $1,300,000 over services period of a 24 month period, the remaining $780,000 is amortized over services period of a 12 month period. It resulted in an expense of $119,167 for each month for 12 months and the remaining 12 months will have an expense of $54,167. The stock-based compensation expense for the six and three months ended March 31, 2009 and 2008 was $0 and $325,000 and $0 and $162,500, respectively.

On January 10, 2007, the Company issued 250,000 shares of common stock to Mary Kratka for investor relations and promotions services at a price of $.45 per share for total consideration equal to $112,500. The shares are being amortized over 12 months with a stock-based compensation expense of $9,375 each month. The total stock-based compensation expense for the six and three months ended March 31, 2009 and 2008 was $0 and $28,125 and $0 and $28,125, respectively.

On January 31, 2007, the Company issued 750,000 shares of common stock to Bon Air Group Limited for investor relations and promotion services at a price of $.30 per share for a total consideration equal to $225,000. The shares are being amortized over 12 months with stock-based compensation expense of $18,700 each month. The total stock-based compensation expense for the six and three months ended March 31, 2009 and 2008 was $0 and $75,000 and $0 and $18,750, respectively.

On July 16, 2007, the Company agreed to issue 365,000 shares of common stock to a consultant for international business consulting services at a price of $.16 per share for a total consideration equal to $58,400. The shares are being amortized over 24 months with stock-based compensation expense of $2,433 each month. The total stock-based compensation expense for the six and three months ended March 31, 2009 and 2008 was $14,600 and $14,600 and $7,300 and $7,300, respectively.

On October 3, 2007, the Company issued 735,000 shares of common stock to the Company’s Chief Financial Officer for services to be provided over a two year period at a price of $.13 per share for a total consideration equal to $95,550. The shares are being amortized over 24 months with stock-based compensation expense of $3,981 each month. The total stock-based compensation expense for the six and three months ended March 31, 2009 and 2008 was $23,888 and $23,888 and $11,944 and $11,944, respectively.

On October 3, 2007, the Company issued 1,000,000 shares of common stock to the Company’s Chief Executive Officer for services to be provided over a two year period at a price of $.13 per share for a total consideration equal to $130,000. The shares are being amortized over 24 months with stock-based compensation expense of $5,417 each month. The total stock-based compensation expense for the six and three months ended March 31, 2009 and 2008 was $32,500 and $32,500 and $16,250 and $16,250, respectively.

On October 3, 2007, the Company issued 400,000 shares of common stock to an investor relations consultant, for services to be provided over a 24 month period at a price of $.13 per share for a total consideration equal to $52,000. The shares are being amortized over 24 months with stock-based compensation expense of $2,167 each month. The total stock-based compensation expense for the six and three months ended March 31, 2009 and 2008 was $13,000 and $13,000 and $6,500 and $6,500, respectively.

On October 3, 2007, the Company issued 526,316 shares of common stock for investor relations purposes, for services to be provided over a 12 month period at a price of $.57 per share for a total consideration equal to $300,000. The shares are being amortized over 12 months with stock-based compensation expense of $25,000 each month. The total stock-based compensation expense for the six and three months ended March 31, 2009 and 2008 was $0 and $150,000 and $0 and $75,000, respectively.

On September 18, 2008, the Company agreed to issue 350,000 shares of common stock to Mary Kratka for investor relations and promotions services at a price of $0.08 per share for total consideration equal to $28,000. The shares are being amortized over approximately 3 months with a stock-based compensation expense of $9,333 each month. The total stock-based compensation expense for the six and three months ended March 31, 2009 and 2008 was $51,520 and $0 and $25,760 and $0, respectively.

On October 10, 2008, the Company agreed to issue 7,000,000 shares of common stock to Results Group International for consulting services at a price of $0.05 per share for total consideration equal to $350,000. The shares are being amortized over 36 months with a stock-based compensation expense of $9,722 each month. The total stock-based compensation expense for the six and three months ended March 31, 2009 and 2008 was $52,061 and $0 and $26,030 and $0, respectively.

On January 6, 2009, the Company agreed to issue 8,000,000 shares of common stock to Bloomen Limited for consulting services over a 36-month contract at a price of $0.04 per share for total consideration equal to $320,000. The shares are being amortized over 36 months with a stock-based compensation expense of $8,888 each month. The total stock-based compensation expense for the six and three months ended March 31, 2009 and 2008 was $26,667 and $0 and $26,667 and $0, respectively.

On March 30, 2009, the Company agreed to issue 8,500,000 shares of common stock to Trueboon Limited for consulting services over a 36 month contract at a price of $0.06 per share for total consideration equal to $510,000. The shares are being amortized over 36 months with a stock-based compensation expense of $14,167 each month, commencing in April 2009.

Subaye.com Stock Based Compensation

On October 1, 2007, Subaye.com issued 170,000 shares of common stock to Subaye.com’s Chief Executive Officer for services to be provided over a two year period from January 2, 2008 through December 31, 2009 at a price of $2.00 per share for a total consideration equal to $340,000. The shares will be amortized over 24 months with stock-based compensation expense of $14,167 each month. The total stock-based compensation expense for the six and three months ended March 31, 2009 and 2008 was $85,000 and $42,500 and $42,500 and $42,500, respectively.

On October 1, 2007, Subaye.com issued 50,000 shares of common stock to an employee of Subaye.com for services to be provided beginning February 1, 2008 at a price of $2.00 per share for a total consideration equal to $100,000. The total stock-based compensation expense for the six and three months ended March 31, 2009 and 2008 was $25,000 and $12,500 and $12,500 and $12,500, respectively.

On October 1, 2007 and then additionally on January 2, 2008, Subaye.com issued 450,000 shares of common stock to an investor relations consultant, for services to be provided over a 24 month period at a price of $2.00 per share for a total consideration equal to $900,000. The shares will be amortized over 24 months with stock-based compensation expense of $37,500 each month. The total stock-based compensation expense for the six and three months ended March 31, 2009 and 2008 was $225,000 and $112,500 and $112,500 and $112,500 respectively.

On January 2, 2008, Subaye.com issued 50,000 shares of common stock to a company executive, for services to be provided over a 24 month period at a price of $2.00 per share for a total consideration equal to $100,000. The shares will be amortized over 24 months with stock-based compensation expense of $4,167 each month. The total stock-based compensation expense for the six and three months ended March 31, 2009 and 2008 was $25,000 and $12,500 and $12,500 and $12,500, respectively.

On January 2, 2008, Subaye.com issued 70,800 shares of common stock to a company executive, for services to be provided over a 24 month period at a price of $2.00 per share for a total consideration equal to $141,600. The shares will be amortized over 24 months with stock-based compensation expense of $5,900 each month. The total stock-based compensation expense for the six and three months ended March 31, 2009 and 2008 was $35,400 and $17,700 and $17,700 and $17,700, respectively.

On February 26, 2008, Subaye.com issued 78,425 shares of common stock to its Chief Financial Officer, for services to be provided over a 24 month period at a price of $2.00 per share for a total consideration equal to $156,850. The shares will be amortized over 24 months with stock-based compensation expense of $6,535 each month. The total stock-based compensation expense for the six and three months ended March 31, 2009 and 2008 was $39,211 and $7,211 and $19,606 and $7,211, respectively.

Total stock compensation expense reported was $648,847 and $867,024 and $337,757 and $503,155 for the six and three months ended March 31, 2009 and 2008, respectively.

Sales of Common Stock Securities

On March 8, 2008, pursuant to a stock purchase agreement, the Company issued 5,000,000 shares of its common stock for $600,000.

NOTE 10 - TAXES

United States of America

Since the Company had no operations within the United States, there is no provision for US taxes and there are no deferred tax amounts as of March 31, 2009 and September 30, 2008, respectively.

Delaware

The Company is incorporated in Delaware but does not conduct business in Delaware. Therefore, the Company is not subject to corporate income tax. However, the Company does have to pay Franchise Tax to the Delaware Department of State.  Regardless of where the Company conducts business, it must file an Annual Franchise Tax Report and pay Franchise Taxes for the privilege of incorporating in Delaware. The minimum Franchise Tax is $35 with a maximum of $165,000. The Company’s Franchise Tax owed to Delaware was approximately $500 and $200 for the fiscal years ended September 30, 2008 and 2007, respectively.

British Virgin Islands

3G Dynasty and Subaye IIP are incorporated in the British Virgin Islands and, under the current laws of the British Virgin Islands, are not subject to income taxes.

Hong Kong

Media Group International Ltd. and MyStarU Ltd. are incorporated in Hong Kong and are subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. No provision for Hong Kong profits tax has been made as the Company's Hong Kong subsidiaries incurred a loss during the six and three months ended March 31, 2009 and 2008, respectively. The applicable Hong Kong statutory tax rate for the six and three months ended March 31, 2009 and 2008 is 17.5%, respectively.

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

No provision for enterprise income tax in the PRC had been made for March 31, 2009 and 2008 due to the fact that the Company had a net loss for the six and three months ended March 31, 2009 and 2008 and was exempt from PRC tax based on the statutory provisions granting a tax holiday for a two year period, as stated above, for the years ended September 30, 2008 and 2007. The Company is currently reviewing its financial forecast for 2009 and is considering the potential of certain tax liabilities for 2009.

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

The key changes are:

a.
The new standard EIT rate of 25% will replace the 33% rate currently applicable to both DES and FIEs, except for “high tech companies” which pay a reduced rate of 15%. The Company currently believes it will qualify as a high tech company under the rule.

b.
Companies established before March 16, 2007 will continue to enjoy tax holiday treatment approved by local government for a grace period of the next five years or until the tax holiday term is completed, whichever is sooner.

The Company and all of its subsidiaries, except for Subaye IIP, were established before March 16, 2007.  Subaye IIP is a British Virgin Islands entity and is 100% owned by the Company.  Subaye IIP is therefore treated as a pass-through entity for PRC tax purposes and is therefore not subject to PRC taxes.  The Company is qualified to continue enjoying the reduced tax rate as described above. Since the detailed guidelines of the new tax law have not been published yet, the Company cannot determine what the new tax rate applicable to the Company will be after the end of their respective tax holiday terms. The following table reconciles the PRC statutory rates to the Company’s effective tax rate for the six months ended March 31, 2009 and March 31, 2008:

	2009	2008
U.S. Statutory rates	35.0%	35.0%
Foreign income	(35.0)	(35.0)
China tax rates	33.0	33.0
China income tax exemption	(33.0)	(33.0)
Effective income tax rates	0%	0%

Value Added Tax

Enterprises or individuals who sell products, engage in repair and maintenance or import and export goods in the PRC are subject to a value added tax in accordance with Chinese laws. The value added tax rate applicable to the Company is 6% of the gross sales price. No credit is available for VAT paid on the purchases.

NOTE 11 - MINORITY INTEREST

Minority interest represents the minority stockholders’ proportionate share of 30.97% (2008 - 30.97%) of the equity of Subaye.com. The Company’s 69.03% controlling interest requires that Subaye.com’s operations be included in the Consolidated Financial Statements. The 30.97% (2008 - 30.97%) equity interest of Subaye.com that is not owned by the Company is shown as “Minority interests in consolidated subsidiaries” in the financial statements is shown as $7,000,120 and $7,138,608, respectively.

	March 31, 2009	September 30, 2008
Minority interest of shareholders	$7,000,120	$7,138,608

NOTE 12 - COMMITMENTS & CONTINGENCIES

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

On July 1, 2008, the Company entered into a lease for new office space in Foshan City, Guangdong, China. The following table summarizes the Company’s future minimum lease payments under operating lease agreements for the five years subsequent to March 31, 2009:

On February 1, 2009, the Company entered into a lease agreement to utilize approximately 22,000 square feet of office space at 349 Dabei Road, Shiqiao Street, Panyu District, Guanzhou City, Guangdong, China 511400 for approximately $8,824 per month through January 31, 2011.

Twelve Months Ended March 31,
2010	$163,632
2011	145,984
2012	14,436
$324,052

The Company recognizes lease expense on a straight-line basis over the life of the lease agreement. Contingent rent expense is recognized as it is incurred. Total rent expense in continuing operations from operating lease agreements was $39,608 and $161,638 for the six months ended March 31, 2009 and 2008, respectively.

Litigation

We may be involved from time to time in ordinary litigation that will not have a material effect on our operations or finances. We are not aware of any pending or threatened litigation against the Company or our officers and directors in their capacity as such that could have a material impact on our operations or finances.

NOTE 13 - SHORT TERM DEBT

Total debt obligations as of March  31 consist of the following:

	March 31, 2009	September 30, 2008
8.64% Bank Loan, Due September 18, 2009	$933,624	$1,021,138
7.92% Bank Loan, Due December 31, 2009	147,362	-
Short Term Non-Interest Bearing Bank Advance	-	22,286

Total Debt Obligations	1,080,986	1,043,424
Less: Current Maturities	1,080,986	1,043,424
Total Long-Term Debt	$-	$-

Bank Loan

On September 19, 2008, we entered into a bank loan with Panyu RuralCredit Union and Cooperative Bank, a PRC-based bank, for a total of $1,021,138, (7,000,000 RMB). The bank loan has an annualized interest rate of 8.64% with interest payable on a monthly basis.  We used the net proceeds from the bank loan to invest in computer equipment and computer software and for other general corporate purposes.  We paid back approximately $87,500 during the three months ended March 31, 2009. As of March 31, 2009, the outstanding borrowings related to this transaction have been included in the Consolidated Balance Sheets within short term debt.  The bank loan and all unpaid interest is payable in full on September 18, 2009.

During the three months ended December 31, 2008, the Company entered into a second bank loan for $145,896 (1,000,000 RMB). The bank loan has an annualized interest rate of 7.92%.

Short Term Non-Interest Bearing Bank Advance

In April 2008, the Company received an advance from ICBC, a PRC-based bank for $22,286 (152,779 RMB). This advance was repaid to ICBC during the three months ended December 31, 2008.

Aggregate scheduled maturities of our debt obligations for each of the five 12- month periods subsequent to March 31, 2009, and thereafter are as follows:

12 Months Ended March 31,
2010	$1,080,986
2011	-
2012	-
2013	-
2014	-
Subsequent to 2014	-
Total scheduled debt payments	$1,080,986

NOTE 14 - SEGMENT REPORTING

The Company operates under the following business segments:

1.	Investments in Entertainment Arts Productions - The Company purchases and licenses or resells copyrights of entertainment-related assets.

2.	Online Membership Services - The Company provides online content and member services for commercial use.

3.	Software sales - The Company provides web-based and mobile software platforms.

4.	Importing and exporting of goods - The Company conducts international trade using the PRC as its base of operations.

5.	Media and Marketing Management - The Company coordinates product placement activities for filmmakers and advertisers within the entertainment arts industry of the PRC.

Six Months Ended March 31, 2009	Investments in Entertainment Arts Productions	Online Membership Services	Software Sales	Importing and Exporting of Goods	Media & Marketing Management	Consolidated Total
Net sales	$6,943,877	$10,779,355	$1,618,066	$4,408,396	-	$23,749,694
Cost of sales	4,676,149	1,717,427	1,126,027	4,289,699	-	11,809,302
Segment income (loss) before minority interest	1,688,722	1,304,947	132,742	14,622	(12,168)	3,128,865
Segment assets	20,522,538	10,811,438	5,344,901	2,943,563	1,282,794	40,905,234
Expenditures for segment assets	4,797	-	-	-	-	4,797

Six Months Ended March 31, 2008	Investments in Entertainment Arts Productions	Online Memberships for the B2B Marketplace	Media & Marketing Management	Importing and Exporting of Goods	Corporate/ Others	Consolidated Total
Net sales	$3,953,352	$4,023,102	$641,486	$7,190,979	-	$15,808,919
Cost of sales	2,115,601	1,658,315	702,935	7,031,783	-	11,508,634
Segment income (loss) before minority interest	1,807,459	2,422,893	(89,450)	20,989	(2,016,463)	2,145,428
Segment assets	13,840,594	11,639,440	152,623	3,769,251	2,481,019	31,882,927
Expenditures for segment assets	952,588	1,000,000	-	-	-	1,952,588

NOTE 15 - SUBSEQUENT EVENTS

In April 2009, the acquisition of China IPTV Industry Park Holdings Limited (“CIIP”) was canceled. On January 21, 2009, the Company entered into a letter of intent to acquire CIIP for $1,000,000 and equity consideration in the form of Preferred Stock Warrants.  CIIP is an IPTV industry developer, advisor and investor in the PRC.

On April 28, 2009, the Company's subsidiary, 3G Dynasty, paid $625,000 to purchase the copyrights to five new internet broadcasts as follows:

YunNaNQiYi
XiaoLangJun
HingCengChou
XiShi
TaoYuanDong

NOTE 16 - RECENTLY ISSUED ACCOUNTING STANDARDS

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

OVERVIEW

Company Background

MyStarU.com, Inc., a Delaware corporation, together with its consolidated subsidiaries, is a fully integrated information and entertainment service provider to the business, internet, and consumer markets in the People’s Republic of China (the “PRC”). The Company was originally incorporated on January 6, 1997 in the State of Indiana under the corporate name MAS Acquisition XXI Corp. On December 21, 2000, the Company acquired Telecom Communications of America, a sole proprietorship in California, and changed its name to Telecom Communications, Inc. On February 28, 2005, the Company reincorporated in the State of Delaware by merging with a Delaware corporation of the same name. The surviving Delaware corporation succeeded to all of the rights, properties and assets and assumed all of the liabilities of the original Indiana corporation. On July 10, 2007, the Company changed its name from Telecom Communications, Inc. to MyStarU.com, Inc. The Company's common stock continues to be quoted under the symbol, “MYST.OB,” on the FINRA over-the-counter bulletin board (“OTCBB”) in the United States of America. As used in this report, the words  “MYST”,  “the Company”, “we”, “us” and “our” refer to MyStarU.com, Inc. and its subsidiaries.

The consolidated financial statements presented are those of MyStarU.com, Inc., which have been prepared in accordance with accounting principles generally accepted in the United States of America. The results of operations are for the six and three months ended March 31, 2009 and 2008, respectively. The Company’s accounting policies and certain other disclosures are set forth in the notes to the consolidated financial statements contained herein.

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

 Other Copyrights

We currently hold copyrights for 4 additional motion pictures which are presently in production with our production partners. However, the governmental approval process for release of these additional motion pictures is not yet complete.  During the three months ended March 31, 2009, we generated revenues from our internet broadcasts being viewed on our websites and affiliated websites.  The revenues generated by each copyrighted broadcast(s) and certain revenue-sharing arrangements are detailed in the chart below.

Six Months Ended March 31, 2009
Big Movie: Subaye	$459,988
Big Movie 2	354,930
The 11 Movies	407,575
The 113 Movies	1,011,243

Total	$2,233,736

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

As of March 31, 2009, MYST held copyrights to 114 internet broadcasts.

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

The online membership services business segment generated member growth of 88% for the twelve months ended March 31, 2009.  We expect continued growth in membership, revenues and net income for this business segment during the fiscal year ending September 30, 2009.

Subaye.com - Internet Corporate Video Marketing and Promotions

Subaye.com’s platform consists of its websites, www.goongreen.org, www.x381.com, www.goongood.com, www.subaye.com and the Subaye Alliance network, which is its network of third-party websites. As of April 30, 2009, Subaye.com had 39,822 members and the Company’s video database consisting of 80,025 profiles of corporate video showcases. These showcases offer a cost-effective venue for small to mid-size enterprises (“SMEs”) to advertise their products and services and establish and enhance their corporate brands.

We launched the internet video services on our www.subaye.com website and began generating revenues from corporate video uploading services in November, 2006. We have grown significantly since we commenced operations in October of 2006.  We charge our members a monthly membership fee of approximately $100.  The table below details our membership growth and the growth of corporate profiles of small to medium sized enterprises, which make up the majority of our membership.

	Subaye.com Members		Subaye.com Company Profiles
	As of the End of Month	Month Over Month Growth	As of the End of Month	Month Over Month Growth
January 31, 2007	6,562		9,807
February 28, 2007	9,230	41%	12,101	23%
March 31,2007	10,625	15%	21,204	75%
April 30, 2007	11,447	8%	26,323	24%
May 31, 2007	11,699	2%	27,989	6%
June 30, 2007	11,968	2%	29,821	7%
July 31, 2007	12,500	4%	32,560	9%
August 31, 2007	12,876	3%	36,999	14%
September 30, 2007	15,121	17%	38,123	3%
October 31, 2007	15,903	5%	39,400	3%
November 30, 2007	16,023	1%	40,995	4%
December 31, 2007	16,348	2%	45,243	10%
January 31, 2008	18,859	15%	53,343	18%
February 29, 2008 *	19,015	1%	40,301	(24)%
March 31,2008	19,659	3%	46,233	15%
April 30, 2008	23,788	21%	49,112	6%
May 31, 2008	26,442	11%	64,410	31%
June 30, 2008	29,323	11%	68,894	7%
July 31, 2008	29,743	1%	69,996	2%
August 31, 2008	30,127	1%	70,889	1%
September 30, 2008	32,366	7%	71,884	1%
October 31, 2008	34,121	5%	73,298	2%
November 30, 2008	34,545	1%	73,999	1%
December 31, 2008	35,989	4%	75,435	2%
January 31, 2009	36,169	1%	75,685	0%
February 28, 2009	36,199	0%	75,985	0%
March 31, 2009	36,991	2%	76,685	1%
April 30, 2009	39,822	8%	80,025	4%

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

	Webshops
	As of the End of Month	Month Over Month Growth
February 29, 2008	14,301
March 31,2008	16,213	13%
April 30, 2008	19,205	18%
May 31, 2008	19,986	4%
June 30, 2008	20,641	3%
July 31, 2008	25,690	24%
August 31, 2008	27,108	6%
September 30, 2008	31,887	18%
October 31, 2008	32,981	3%
November 30, 2008	33,785	2%
December 31, 2008	34,359	2%
January 31, 2009	35,590	4%
February 28, 2009	35,850	1%
March 31, 2009	36,550	2%
April 30, 2009	37,331	2%

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

MyStarU.com and Icurls.com

The Company purchased www.mystaru.com on October 1, 2006, and www.icurls.com on November 20, 2006. We expect to use the two websites in 2009 to continue to develop the Company’s offerings in the arts education market. From October 1, 2006 and through the date of this report, the Company sold approximately $1.8 million in “master franchise licenses” and approximately $1.7 million in "end user licenses" to unrelated parties in the PRC. The third party purchasers are intent on utilizing the Company’s education-related web-based offerings in certain sectors of the PRC and across potential large portions of the PRC population within each sector.

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

SAAS

In September, 2008, the Company committed to the Software as a Service business model ("SAAS") and the Company's subsidiary, Subaye IIP, completed several significant investments in computer hardware and computer software in order to serve the emerging SAAS marketplace in the PRC.  For the six and three months ended March 31,2009, the Company had revenues of $1,618,066 and $1,176,832 from its SAAS business.  The SAAS business is focused on developing significant recurring revenues from a variety of customers.  Management is continuing to focus on the SAAS market in the PRC and expects continued success within the market.

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

Results of Operations

 Income Statement Items

The following table summarizes the results of our operations during the three months ended March 31, 2009 and 2008 and provides information regarding the dollar and percentage increase or (decrease) from the current fiscal period to the prior fiscal period:

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

	March 31, 2009	March 31, 2008	$ Increase (Decrease)	% Increase (Decrease)
	(Unaudited)	(Unaudited)
Net Revenues	$13,893,942	$8,096,966	$5,796,976	72%
Cost of Sales	7,352,993	5,723,492	1,629,501	28%
Gross Profit	6,540,949	2,373,474	4,167,475	176%
Operating Expenses	4,660,914	1,268,029	3,392,885	268%
Income From Operations	1,880,035	1,105,445	774,590	70%
Other Income and Expenses	(12,295)	5,807	(18,102)	(312	) %
Income From Operations Before Taxes	1,867,740	1,111,252	756,488	68%
Provision For Income Taxes	-	(1)	1	(100	) %
Minority Interest in Income of Subsidiaries	(58,579)	(286,957)	228,378	80%
Net Income From Operations	1,809,161	824,294	984,867	119%
Foreign Currency Translation Adjustment	4,210	(38,365)	42,575	(111	) %
Comprehensive Income	1,813,371	785,929	1,027,442	131%

Earnings Per Common Shares
-Basic	$0.01	$0.01
- Fully Diluted	$0.01	$0.01

Weighted Average Common Shares Outstanding
-Basic	170,930,893	152,278,052
- Fully diluted	170,930,893	152,278,052

Revenues increased by $5,796,976 due primarily to:

Revenues were $13,893,942 for the three months ended March 31, 2009 compared to $8,096,966 for the three months ended March 31, 2008.  The increase of $5,796,976 was due primarily to the Company’s growth in revenues for its online membership services business segment of approximately $3.2 million, growth in the investments in entertainment arts business segment of approximately $3.0 million, growth in the software sales business segment of approximately $1.2 million, a reduction in the importing and exporting business segment of approximately $1.3 million, and a reduction in the media and marketing managing business segment of approximately $600,000.  For the three months ended March 31, 2009 and 2008, the Company recorded net revenues of approximately $5.5 million and $2.3 million, respectively, for its online membership services segment.  The Company had approximately 37,000 members of its www.subaye.com website, each of which paid approximately $100 per month for the services and content available at www.subaye.com.  Under an agreement with China Netcom, the Company's internet provider, and SSTH Limited, the Company's third party merchant services provider, the Company retains 50% of the gross revenues generated by the www.subaye.com website.  China Netcom and SSTH retain the remaining 50% of gross revenues.  For the three months ended March 31, 2009 and 2008, the Company recorded approximately $1.6 million and $2.8 million in revenues, respectively, for the Company's importing and exporting business segment.  The importing and exporting business segment suffered as a result of the general downturn in the economy in the last few months of 2008 and first three months of 2009.  The Company's investments in entertainment arts productions business segment licenses, provides internet broadcasts and completes outright sales of its entertainment assets, namely copyrights.  During the three months ended March 31, 2009 and 2008, the Company generated approximately $1.3 million and $0 from the viewing of internet broadcast movies, respectively.  During the three months ended March 31, 2009 and 2008, the Company's investments in entertainment arts business segment sold copyrights to motion pictures for approximately $4.1 million and $1.5 million, respectively. The Company’s software sales business model generated approximately $1.2 million and $0 during the three months ended March 31, 2009 and 2008, respectively.  The media and marketing management business segment generated approximately $0 and $340,000 during the three months ended March 31, 2009 and 2008, respectively. The Company expects continued strong growth in its online membership services business segment and believes the increased spending by the Chinese government in recent months will slowly reinvigorate the Chinese economy and eventually lead many new small to medium sized businesses to the www.subaye.com website.  The investment in entertainment arts and media and marketing management business segments are working together very well. The Company expects to release the DaYouCun motion picture by September 30, 2009 and is beginning to generate significant revenues through its internet broadcasting and co-advertising programs.  The Company continues to see increased interest in SAAS solutions within the Chinese marketplace and is working to obtain marketshare as this business expands in popularity and acceptance within China.  The importing and exporting business segment is suffering from the economic downturn but the Company is attempting to reposition itself to ensure the Company is ready to generate new business when economic conditions improve.

Costs of Sales increased by $1,629,501 due primarily to:

Costs of sales were $7,352,993 for the three months ended March 31, 2009 compared to $5,723,492 for the three months ended March 31, 2008.  During the three months ended March 31, 2009 and 2008, the Company's investments in entertainment arts productions business segment had costs of sales which included approximately $3.7 million and $1.4 million for the cost basis of copyrights sold, respectively. Depreciation and amortization of websites, computer software and copyrights totaled approximately $2.1 million in 2009 and $1.1 million in 2008. The costs of goods sold through the importing and exporting business segment totaled approximately $1.5 million and $2.8 million in 2009 and 2008, respectively. The Company's media and marketing management business segment did not generate any revenues and therefore did not generate any costs of sales during the three months ended March 31, 2009.  During the three months ended March 31, 2008, costs of sales for the media and marketing management business segment included $400,000 in production costs associated with completing advertising plans and ordering advertising on behalf of one customer.

Operating Expenses increased by $3,392,885 due primarily to:

For the three months ended March 31, 2009, we incurred operating expenses of $4.7 million, as compared to $1.3 million for the three months ended March 31, 2008. The increase in operating expenses in 2008 is comprised almost entirely of a significant increase in advertising costs, which were inclusive of a $3.4 million advertising promotion which was expensed in the three months ended March 31, 2009.  In total, advertising expense was approximately $3.7 million and $500,000 for the three months ended March 31, 2009 and 2008, respectively. Stock based compensation expense totaled approximately $300,000 for the three months ended March 31, 2009 as compared to $500,000 for the three months ended March 31, 2008.

Other income and expenses decreased by $18,102 due primarily to:

Other income and expenses were $(12,295) for three months ended March 31, 2009 compared to $5,807 for the three months ended March 31, 2008. For the three months ended March 31, 2009, the Company recorded interest expense on its short-term debts. For the three months ended March 31, 2008, the Company had other income, which included interest income and other income earned through the importing and exporting business segment for non-operating activities, respectively.

Net income increased by $984,867:

The Company generated net income of $1,809,161 and $824,294 for the three months ended March 31, 2009 and 2008, respectively.  The increase in net income is a result of the substantial growth of the online membership services and investments in entertainment arts business segments, which offset the decrease in revenues with the importing and exporting business.

Results of Operations

Income Statement Items

The following table summarizes the results of our operations during the six months ended March 31, 2009 and 2008 and provides information regarding the dollar and percentage increase or (decrease) from the current fiscal period to the prior fiscal period:

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

	March 31, 2009	March 31, 2008	$ Increase (Decrease)	% Increase (Decrease)
	(Unaudited)	(Unaudited)
Net Revenues	$23,749,694	$15,808,919	$7,940,775	50%
Cost of Sales	11,809,302	11,508,634	300,668	3%
Gross Profit	11,940,392	4,300,285	7,640,107	178%
Operating Expenses	8,811,543	2,168,056	6,643,487	306%
Income From Operations	3,128,849	2,132,229	996,620	47%
Other Income	16	14,251	(14,235)	(100	) %
Income From Operations Before Taxes	3,128,865	2,146,480	982,385	46%
Provision For Income Taxes	-	(1,052)	1,052	(100	) %
Minority Interest in Losses (Income) of Subsidiaries	136,787	(550,572)	687,359	(125	) %
Net Income From Operations	3,265,652	1,594,856	1,670,796	105%
Foreign Currency Translation Adjustment	21,868	(64,720)	86,588	(134	) %
Comprehensive Income	3,287,520	1,530,136	1,757,384	115%

Earnings Per Common Shares
-Basic	$0.02	$0.01
- Fully Diluted	$0.02	$0.01

Weighted Average Common Shares Outstanding
-Basic	166,247,008	150,466,746
- Fully diluted	166,247,008	150,466,746

Revenues increased by $7,940,775 due primarily to:

Revenues were $23,749,694 for the six months ended March 31, 2009 compared to $15,808,919 for the six months ended March 31, 2008. The increase of $7,940,775 is due primarily to the Company’s growth in revenues for its online membership services business segment of approximately $6.7 million, growth in the investments in entertainment arts business segment of approximately $3.3 million and reduction in the importing and exporting business segment of approximately $3.2 million.  For the six months ended March 31, 2009 and 2008, the Company recorded net revenues of approximately $10.8 million and $4.0 million, respectively, for its online membership services business segment.  The Company had approximately 37,000 members of its www.subaye.com website, each of which paid approximately $100 per month for the services and content available at www.subaye.com.  Under an agreement with China Netcom, the Company's internet provider, and SSTH Limited, the Company's third party merchant services provider, the Company retains 50% of the gross revenues generated by the www.subaye.com website.  China Netcom and SSTH retain the remaining 50% of gross revenues.  The Company's www.subaye.com website only recorded membership-based revenues of $4.0 million in the six months ended March 31, 2008.  The Company had provided its members free access to the www.subaye.com website from July 1, 2007 through December 31, 2007.  For the six months ended March 31, 2009 and 2008, the Company recorded approximately $4.4 million and $7.2 million in revenues, respectively, for the Company's importing and exporting business segment.  The importing and exporting business segment suffered as a result of the general downturn in the economy in the last few months of 2008 and first three months of 2009.  The Company's investments in entertainment arts productions business segment licenses, provides internet broadcasts and completes outright sales of its entertainment assets, namely copyrights.  During the six months ended March 31, 2009 and 2008, the Company generated approximately $2.2 million and $0 from the viewing of internet broadcast movies, respectively.  During the six months ended March 31, 2009 and 2008, the Company's investments in entertainment arts business segment sold master franchise licenses for approximately $602,000 and $2.1 million, respectively. Additionally, during the six months ended March 31, 2009 and 2008, the Company’s investments in entertainment arts business segment sold copyrights to a motion picture for approximately $4.1 million and $1.7 million, respectively. The Company’s software sales business model generated approximately $1.6 million and $0 during the six months ended March 31, 2009 and 2008, respectively.  The media and marketing management business segment generated approximately $0 and $640,000 during the six months ended March 31, 2009 and 2008, respectively. The Company expects continued strong growth in its online membership services business segment and believes the increased spending by the Chinese government in recent months will slowly reinvigorate the Chinese economy and eventually lead many new small to medium sized businesses to the www.subaye.com website.  The investment in entertainment arts and media and marketing management business segments are working together very well. The Company expects to release the DaYouCun motion picture by September 30, 2009 and is beginning to generate significant revenues through its internet broadcasting and co-advertising programs.  The Company continues to see increased interest in SAAS solutions within the Chinese marketplace and is working to obtain market share as this business expands in popularity and acceptance within China.  The importing and exporting business segment is suffering from the economic downturn but the Company is attempting to reposition itself to ensure the Company is ready to generate new business when economic conditions improve.

Costs of Sales increased by $300,668 due primarily to:

Costs of sales were $11,809,302 for the six months ended March 31, 2009 compared to $11,508,634 for the six months ended March 31, 2008.  During the six months ended March 31, 2009 and 2008, the Company's investments in entertainment arts productions business segment had costs of sales which included approximately $3.7 million and $1.7 million for the cost basis of copyrights sold, respectively. Depreciation and amortization of websites, computer software and copyrights totaled approximately $3.8 million in 2009 and $2.1 million in 2008. The costs of goods sold through the importing and exporting business segment totaled approximately $4.3 million and $6.9 million in 2009 and 2008, respectively. The Company's media and marketing management business segment did not generate any revenues and therefore did not generate any costs of sales during the six months ended March 31, 2009.  During the six months ended March 31, 2008, costs of sales for the media and marketing management business segment included $702,935 in production costs associated with completing advertising plans and ordering advertising on behalf of one customer.

Operating Expenses increased by $6,643,487 due primarily to:

For the six months ended March 31, 2009, we incurred operating expenses of $8,811,543 as compared to $2,168,056 for the six months ended March 31, 2008. The increase in operating expenses in 2008 is comprised almost entirely of a significant increase in advertising costs, which were inclusive of a $6.8 million advertising promotion which was expensed in the six months ended March 31, 2009.  In total, advertising expense was approximately $7.2 million and $1.3 million for the six months ended March 31, 2009 and 2008, respectively. Stock based compensation expense decreased $218,177 for the six months ended March 31, 2009 as compared to the six months ended March 31, 2008.

Other income and expenses decreased by $14,235 due primarily to:

Other income was $16 for the six months ended March 31, 2009 compared to $14,251 for the six months ended March 31, 2008. For the six months ended March 31, 2009, the Company only had minimal interest income on its savings accounts. For the three months ended March 31, 2008, the Company had other income, which included interest income and other income earned through the importing and exporting business segment for non-operating activities.

Net income increased by $1,670,796:

The Company generated net income of $3,265,652 and $1,594,856 for the six months ended March 31, 2009 and 2008, respectively.  The increase in net income is a result of the substantial growth of the online membership services and investments in entertainment arts business segments, which offset the decrease in revenues with the importing and exporting business.

Liquidity and Capital Resources

We believe that our currently-available working capital, consistent cashflow from our online membership services business segment and the collection of our accounts receivable, should be adequate to sustain our operations through September 30, 2009.

As of March 31, 2009, we had a cash balance of $523,548, consisting of cash held in PRC and Hong Kong banks and cash in hand. We currently have no cash positions in the United States of America.

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

Net cash provided by operations for the six months ended March 31, 2009 was $216,175. Net income for the six months ended March 31, 2009 was $3,265,652. Noncash charges totaled $4,668,444 for the three months ended March 31, 2009. Changes in assets and liabilities for the six months ended March 31, 2009 utilized $7,717,921. In the future, we may use cash in our operations due to our continuing efforts to rapidly expand our operations.

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

Item 4T.  Controls and Procedures.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

As of the date of this filing, there have been no material changes from the risk factors previously disclosed in our “Risk Factors” in the Form 10-K for the period ended September 30, 2008. An investment in our common stock involves various risks. When considering an investment in our company, you should consider carefully all of the risk factors described in our most recent Form 10-K. These risks and uncertainties are not the only ones facing us and there may be additional matters that we are unaware of or that we currently consider immaterial. All of these could adversely affect our business, financial condition, results of operations and cash flows and, thus, the value of an investment in our company.

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

*Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYSTARU.COM, INC.

Date: May 20, 2009	By:	/s/ Alan R. Lun
Alan R. Lun President and Chief Executive Officer
(Principal Executive Officer)

Date: May 20, 2009	By:	/s/ James T. Crane
James T. Crane
Chief Financial Officer
(Principal Accounting and Financial Officer)