Form 10-Q
period 2009-06-30
MyStarU.com,Inc.
filed 2009-08-14
CIK 1139570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 14, 2009, 236,424,316 shares of common stock, par value $.001 per share were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MYSTARU.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2009	September 30, 2008
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$770,228	$302,632
Accounts Receivable, Net of Allowances for Doubtful Accounts of $362,773 (September 30, 2008: $30,767) (Note 3)	12,802,752	10,387,036
Inventory	500,041	126,256
Prepaid Advertising	1,487,826	2,265,078
Deposit for Purchase of Inventoriable Assets (Note 5)	8,151,837	-
Deposit for Purchase of Website (Note 6)	2,113,439	-
Other Current Assets	1,049,357	591,838

Total Current Assets	26,875,480	13,672,840

Property & Equipment, Net of Accumulated Depreciation of $18,385,168 (September 30, 2008: $13,644,708) (Note 8)	5,616,192	10,301,602

Other Assets
Copyrights, Net of Accumulated Amortization of $2,496,237 (September 30, 2008: $1,550,443) (Notes 6, 7)	12,401,575	13,118,866
Goodwill (Note 6)	557,738	557,224
Security Deposit	43,008	31,729

Total Other Assets	13,002,321	13,707,819

TOTAL ASSETS	$45,493,993	$37,682,261

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable and Accrued Expenses	$3,474,434	$4,659,472
Customer Deposits	435,022	308,096
Short Term Debt	1,154,161	1,043,424

Total Current Liabilities	5,063,617	6,010,992

Total Liabilities	5,063,617	6,010,992

Minority Interest in Consolidated Subsidiaries (Note 12)	8,524,585	7,138,608

Commitment and Contingencies (Note 13)

Stockholders’ Equity (Note 10)
Preferred Stock, $0.001 Par Value, Authorized: 50,000,000 Shares, Zero Shares Issued and Outstanding at June 30, 2009 and September 30, 2008	-	-
Common Stock, $0.001 Par Value, Authorized: 300,000,000 Shares, 186,424,316 and 156,014,316 Shares Issued and Outstanding at June 30, 2009 and September 30, 2008	186,424	156,014
Additional Paid in Capital	25,845,259	24,301,719
Shares to be Issued	-	350
Deferred Stock-Based Compensation	(1,516,111)	(1,285,362)
Accumulated Other Comprehensive Income	53,941	30,251
Retained Earnings	7,336,278	1,329,689

Total Stockholders’ Equity	31,905,791	24,532,661

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$45,493,993	$37,682,261

The accompanying notes are an integral part of the condensed consolidated financial statements.

MYSTARU.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE NINE AND THREE MONTHS ENDED JUNE 30, 2009 AND 2008

	Nine Months Ended		Three Months Ended
	June 30		June 30
	2009	2008	2009	2008
	Unaudited	Unaudited	Unaudited	Unaudited
Revenue
Licensing and Royalty Revenues	$7,354,120	$5,177,983	$410,243	$1,224,631
Online Membership Services	16,369,907	6,574,869	5,590,552	2,551,767
Application Services	2,856,336	-	1,238,270	-
Import and Export Sales	7,105,734	9,314,089	2,697,338	2,123,110
Media and Marketing Management	-	641,486	-	-
Total Revenue	33,686,097	21,708,427	9,936,403	5,899,508

Costs of Sales	16,245,782	15,480,755	4,436,480	3,972,121

Gross Profit	17,440,315	6,227,672	5,499,923	1,927,387

Operating Expenses
Advertising	7,595,002	1,302,915	424,416	185,428
Salaries and Wages	152,261	163,556	62,091	34,888
Stock Based Compensation	949,251	1,201,324	300,404	334,300
Bad Debt Expense (Recovery)	331,928	(161,417)	-	-
Depreciation and Amortization	36,801	63,980	23,008	36,737
Other Selling, General and Administrative Expenses	980,833	415,276	424,614	226,225

Total Operating Expenses	10,046,076	2,985,634	1,234,533	817,578

Income From Operations	7,394,239	3,242,038	4,265,390	1,109,809

Other Income and Expenses	37	22,317	21	8,066

Net Income From Operations Before Income Taxes	7,394,276	3,264,355	4,265,412	1,117,875

Provision for Income Taxes	-	(1,735)	-	(683)

Net Income From Operations Before Minority Interest	7,394,276	3,262,620	4,265,412	1,117,192

Minority Interest in Loss (Income) of Subsidiaries	(1,387,687)	(898,268)	(1,524,474)	(347,696)

Net Income From Operations	6,006,589	2,364,352	2,740,937	769,496

Foreign Currency Translation Adjustment	23,690	(132,726)	1,822	(68,006)

Comprehensive Income	$6,030,279	2,231,626	$2,742,759	$701,490

Basic and Diluted Net Income Per Common Share	$0.04	$0.02	$0.02	$0.00

Number of Common Shares Used to Compute Basic and Diluted Weighted Average	170,200,983	152,309,187	178,108,931	156,014,316

The accompanying notes are an integral part of the condensed consolidated financial statements.

MYSTARU.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2009 AND 2008

	2009	2008
	Unaudited	Unaudited
Cash Flows From Operating Activities
Net Income	$6,006,589	$2,364,352
Adjustments to Reconcile Net Income to Net Cash Provided By (Used In) Operating Activities:
Depreciation	4,690,485	3,228,946
Amortization of Copyrights	956,559	-
Bad Debt Expense	331,928	25,014
Recovery of Bad Debts	-	(185,431)
Minority Interests	1,385,977	898,268
Amortization of Prepaid Entertainment Arts Advertising	-	506,237
Amortization of Stock Based Compensation	949,251	1,201,324
Changes in Operating Assets and Liabilities:
Accounts Receivable	(2,747,722)	(4,138,769)
Inventory	(373,785)	(107,266)
Prepaid Advertising	777,252	(198,688)
Deposit for Purchase of Commercial Real Estate	-	(600,000)
Deposit for Purchase of Inventoriable Assets	(8,151,837)	-
Other Current Assets	(457,519)	255,788
Security Deposit	(11,279)	-
Copyrights	(191,138)	(4,606,086)
Accounts Payable and Accrued Expenses	(1,185,038)	(153,864)
Related Party Payable	-	(5,940)
Customer Deposits	126,926	414,981
Net Cash Provided By (Used In) Operating Activities	2,106,649	(1,101,134)

Cash Flows From Investing Activities:
Cash Received in Acquisition of MGI	-	2,834
Deposit for Purchase of Website	(2,113,439)	-
Capital Expenditures	(4,797)	-
Net Cash (Used In) Provided By Investing Activities	(2,118,236)	2,834

Cash Flows From Financing Activities
Proceeds From Short Term Debt Financing, Net	110,737	-
Proceeds From Issuance of Common Stock	393,600	600,000
Net Cash Flows Provided by Financing Activities:	504,337	600,000

Effect of Exchange Rate Changes on Cash	(25,154)	(194,010)

Net Increase (Decrease) in Cash	467,596	(692,310)

Cash - Beginning of Period	302,632	1,150,422

Cash - End of Period	$770,228	$458,112

Supplemental Disclosure of Cash Flow Information:
Taxes Paid	$-	$1,735
Interest Paid	$-	$-
Non Cash Investing and Financing Activities:
Acquisition of MGI Through Issuance of Common Stock	$-	$200,000
Issuance of Stock for Services, Deferred Compensation	$1,180,000	$577,550
Issuance of Stock for Services by Subsidiary, Deferred Compensation	$-	$1,738,450
Accounts Receivable Used for Acquisition of Websites	$-	$1,000,000
Acquisition of Websites Through Issuance of Common Stock	$-	$1,534,914

The accompanying notes are an integral part of the condensed consolidated financial statements.

MYSTARU.COM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE AND THREE MONTHS ENDED JUNE 30, 2009 AND 2008

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

The Company operates under the following business segments:

1.	Entertainment Arts Licensing and Investments - The Company purchases and licenses or resells copyrights of entertainment-related assets.

2.	Online Membership Services - The Company provides online content and member services for commercial use.

3.
Application Services – The Company provides “software as a service” business solutions, including data storage, access and specific software on servers which are available through remote access by users on a 24 hour basis.

4.	Online Marketplace - The Company is in the process of developing an online shopping mall using 3D imaging and animation.

5.	Software Sales - The Company provides web-based and mobile software platforms.

6.	Importing and Exporting of Goods - The Company conducts international trade using the PRC as its base of operations.

7.	Media and Marketing - The Company coordinates and produces marketing and advertising solutions for filmmakers and advertisers within the entertainment arts industry of the PRC.

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

MYSTARU.COM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE AND THREE MONTHS ENDED JUNE 30, 2009 AND 2008

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

Subaye IIP Limited

Subaye IIP Limited is an operating company utilized by the Company to manage the Company’s websites, www.subaye.com, www.goongreen.org, www.x381.com, www.goongood.com.  Subaye IIP Limited is also in the business of marketing and delivering software generally referred to as SAAS, or Software as a Service and is in the process of developing an online shopping mall.

Guangzhou Panyu Metals & Materials Limited

Guangzhou Panyu Metals & Materials Limited (“Panyu”) operates the Company’s importing and exporting business.

Guangzhou Subaye Computer Technology Limited

Guangzhou Subaye Computer Technology Limited (“Guangzhou Subaye”) provides technical expertise with regard to computer software, hardware, internet infrastructure and networking for the Company and its employees and markets and sells computer software, namely IBS Version 5.0.

Media Group International Limited

Media Group International Limited (“MGI”) provides media, advertising and marketing expertise for the Company and markets and sells its services such as advertising product placement services and media management services within the PRC entertainment market and overseas.

Foreign Currency Translation

The reporting currency of the Company is the US dollar. The Company’s principal operating subsidiaries established in the PRC and Hong Kong, use their local currency, Renminbi (RMB), and Hong Kong Dollar (HKD), as their functional currency. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in stockholders’ equity in the balance sheets. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Translation adjustments resulting from this process are included in accumulated other comprehensive income in stockholders' equity on the balance sheets and amounted to $53,941 and $30,251 as of June 30, 2009 and September 30, 2008, respectively.

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

MYSTARU.COM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE AND THREE MONTHS ENDED JUNE 30, 2009 AND 2008

Monthly Website Subscriptions

Revenue for the monthly subscription from the members who subscribed to the Company’s websites is recognized on a pro-rata basis, is calculated on a day-to-day basis and invoiced at the end of each month of full service in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”). The Company does not currently charge a cancellation fee or penalty if and when a customer decides to terminate their membership with our websites.

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

Subaye.com has an ongoing agreement with China Netcom (“CN”). CN is an internet and webhosting provider in the PRC and manages the internet connection and webhosting of the Company's www.subaye.com website. Under the agreement, CN is required to ensure that Subaye.com’s internet connection and namely its webhosting, is operating correctly at all times such that all users of the websites, including Subaye.com members and anyone else who attempts to access the website can do so without interruption as long as the individual has a reliable internet connection. CN is compensated such that CN receives forty percent (40%) of Subaye.com’s gross membership fees, payable on a monthly basis within approximately fifteen (15) days of the end of each month. The Company records its revenues net of the fees paid to CN, in accordance with Emerging Issues Task Force Issue No. 99-19 (“EITF 99-19”). The Company believes net revenue presentation is reasonable given that it shares the obligation to perform with CN with regard to its membership contracts with its customers. The Company also does not believe it has the ability to replace CN with another comparable internet and webhosting provider. Lastly, the allocation of fees to CN is based on a fixed percentage portion of the membership revenues earned from membership fee transactions.

Subaye.com has an ongoing agreement with SSTH Limited (“SSTH”). SSTH is a merchant service provider contracted to complete two tasks: (i) to assist the members of www.subaye.com in preparing each member's corporate branding video, which is to be uploaded to www.subaye.com and (ii) to assist Subaye.com with the daily operations of www.subaye.com and more specifically, to collect the monthly member fees, which are currently paid in cash, from the members of www.subaye.com. Collecting these cash receipts, tracking which customers have paid and which have not, and remitting the cash to Subaye.com, is a time intensive project each month. In October 2006, Suaye.com and SSTH Limited orally agreed to allow SSTH Limited as much as 90 days in order to collect all cash receipts from any particular month. Subaye.com determined it would provide the merchant services provider flexibility with regard to remitting cash to Subaye.com so that the merchant services provider could focus its efforts on collecting fees from the members of www.subaye.com. Subaye.com has never experienced collection issues with regard to the merchant services provider and does not expect any collection issues to occur in the future.  SSTH is compensated such that SSTH receives ten percent (10%) of Subaye.com's gross membership fees, payable on a monthly basis at the end of each month. The Company records its revenues net of the fees paid to SSTH, in accordance with Emerging Issues Task Force Issue No. 99-19 (“EITF 99-19”). The Company believes net revenue presentation is reasonable given that it shares the obligation to perform with SSTH with regard to its membership contracts with its customers. The Company also does not believe it has the ability to replace SSTH with another comparable internet and webhosting provider. Lastly, the allocation of fees to SSTH is based on a fixed percentage portion of the membership revenues earned from membership fee transactions.

The Company also has an ongoing agreement with FRT whereby FRT is to ensure the telephone lines and mechanical equipment associated with the Company's internet connection is operating correctly. The Company has a fixed arrangement with FRT such that the monthly fees payable to FRT for its services are approximately $6,200.

SAAS

The Company derives its application services revenues from subscription fees paid by customers for access to the Company’s computer software and computer hardware through the internet. Because the Company provides its application as a service, the Company follows the provisions of the Securities and Exchange Commission’s, or SEC, Staff Accounting Bulletin No. 104, Revenue Recognition and Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. The Company recognizes revenue when all of the following conditions are met: (1) there is persuasive evidence of an arrangement with a customer; (2) the service has been provided to the customer; (3) license agreement terms are deemed fixed or determinable and free of contingencies or uncertainties that may alter the agreement such that it may not be complete and final; and (4) collection is probable.

The Company’s arrangements do not contain general rights of return.

Subscription revenues are recognized ratably over the contract terms beginning on the commencement date of each contract. Invoicing is recorded on a monthly basis.  As a result, the Company does not anticipate generating any deferred revenue associated with its SAAS business segment.

The Company has entered into various SAAS contracts with its customers whereby payment is due from the customers within a thirty day term.  Subsequent to entering into the Company’s initial SAAS contracts with its customers, the Company negotiated with its customers to allow flexibility with regard to payment terms.  The Company and its SAAS business customers have verbally agreed that payments are due from customers within a ninety day term.  The Company has limited collection history with these specific customers and is new to the SAAS business.  However, in recent months the Company’s collections from its SAAS customers have been encouraging.  The Company does not currently anticipate collection issues with regard to its SAAS business customers.

Software Sales

Revenue from the sale of software is recognized pursuant to the requirements of Statement of Position 97-2 “Software Revenue Recognition” (SOP 97-2), issued by the American Institute of Certified Public Accountants, as amended by SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” In accordance with SOP 97-2, we begin to recognize revenue from licensing and supporting our software products when all of the following criteria are met: (1) we have evidence of an arrangement with a customer; (2) we deliver the products; (3) license agreement terms are deemed fixed or determinable and free of contingencies or uncertainties that may alter the agreement such that it may not be complete and final; and (4) collection is probable.

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

MYSTARU.COM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE AND THREE MONTHS ENDED JUNE 30, 2009 AND 2008

Under our traditional software sales business model, software license agreements for our IBS version 5.0 software typically includes a lifetime right of use and do not provide for any support or maintenance to be provided by the Company for the term of the agreement.   Software license fees are recognized once all four criteria for revenue recognition criteria are met (as the contracts do not include a right to unspecified software products.)

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

Importing and Exporting Sales

The Company recognizes revenue on import and export sales when products are delivered and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Net sales of products represent the invoiced value of goods, net of value added taxes, sales returns, trade discounts and allowances. In December 1999, the Securities Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition” and in July 2000, the Emerging Issues Task Force (“EITF”) issued EITF Abstract No. 99-19 Reporting Revenue Gross as a Principal versus Net as an Agent (“EITF 99-19”) which provided further guidance to SAB 101 on revenue recognition in certain circumstances. Prior to the introduction of EITF 99-19, the manner in which the Company recognized revenues depended on the goods and services sold. We reviewed the considerations included in EITF 99-19 with respect to sales of products within each of our business segments but with particular attention to our importing and exporting business segment. We determined that while EITF 99-19 outlines the variety of types of business transactions which would require the Company to report its revenues and costs of goods sold on a net basis, we do not believe our importing and exporting business should be accounted for with net reporting of revenues and costs of sales. The Company takes full ownership and assumes the risk of loss for its imported goods while the goods are in transit. The Company does not consider itself an agent for its customers, as described by EITF 99-19. After reviewing EITF 99-19, management believes that the Company is correct in continuing to present its revenues and costs of goods sold on a gross basis.

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

MYSTARU.COM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE AND THREE MONTHS ENDED JUNE 30, 2009 AND 2008

Amortization of Copyrights

The Company amortizes its copyrights using the individual-film-forecast-computation method, in accordance with the SOP 00-2, which amortizes or accrues (expenses) such costs in the same ratio that current period actual revenue (numerator) bears to the estimated remaining unrecognized ultimate revenue as of the beginning of the current fiscal year (denominator). The Company began amortization of certain movie copyrights in December 2006, when the Company began to recognize revenue from one of its copyrighted titles, “Big Movie: Subaye.”  Amortization related to the Company's copyrights is included in cost of sales.

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

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts represents the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable balance. The Company determines the allowance for doubtful accounts based upon historical write-off experience and current economic conditions. The Company reviews the adequacy of its allowance for doubtful accounts on a regular basis. Receivable balances past due over 120 days, which exceed a specified dollar amount, are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does have off-balance sheet credit exposure related to its customers. The concentration of customers owing at least 5% of the Company’s outstanding accounts receivable as of June 30, 2009 and September 30, 2008 was 84% and 99% of the company’s accounts receivable, respectively.

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are periodically reviewed and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Significant estimates include estimates of the useful life of property and equipment, copyrights, collectability of accounts receivable, and valuation of stock based compensation.

Reclassifications

Certain reclassifications to the Company’s balance sheet and income statement have been made in 2008, in order for the 2009 financial statements to conform to the presentation of these financial statements. These reclassifications did not impact the Company’s assets, liabilities, net income or stockholders equity for the nine months ended June 30, 2009 and 2008, respectively.

NOTE 3 - ACCOUNTS RECEIVABLE

The Company’s business operations are conducted in the PRC. During the normal course of business, the Company extends unsecured credit to its customers. Management reviews its accounts receivable on a regular basis to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Trade accounts receivable at June 30, 2009 and September 30, 2008 consisted of the following:

	June 30, 2009	September 30, 2008
	Unaudited	Audited
Trade accounts receivable	$13,165,525	$10,417,803
Less: allowance for doubtful accounts	(362,773)	(30,767)
Totals	$12,802,752	$10,387,036

The activity in the allowance for doubtful accounts for trade accounts receivable for the nine months ended June 30, 2009 and the year ended September 30, 2008 is as follows:

	June 30, 2009	September 30, 2008
	Unaudited	Audited
Beginning Allowance for Doubtful Accounts	$30,767	$413,036
Additional Charges to Bad Debt for Estimated Uncollectible Accounts	331,928	-
Direct Write-offs of Bad Debts	-	(196,829)
Recovery of Accounts Charged to Bad Debt Expense in 2006 and 2005	-	(185,440)
Foreign Currency Translation Adjustment	78	-
Ending Allowance for Doubtful Accounts	$362,773	$30,767

The Company has the following concentrations of business with customers constituting greater than 5% of the Company’s accounts receivable as of June 30, 2009 and September 30, 2008. The nonpayment of these accounts receivables, individually or in the aggregate, could have a material impact on our future results of operations.

MYSTARU.COM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE AND THREE MONTHS ENDED JUNE 30, 2009 AND 2008

	June 30, 2009	September 30, 2008
	Unaudited	Audited
SSTH	33%	46%
Anyone Pictures	22%	-%
Gold Swallow	9%	-%
China Donguan Networks	8%	-%
Li Jin	5%	-%
Guangzhou PanYu HuiQiang JingMao	7%	-%
QXS Enterprise	-%	18%
Fenglin Qimao	-%	9%
Fengcun Electric	-%	19%
PanYu HuiQiang Economic and Trade	-%	7%

NOTE 4 - ADVERTISING PROMOTION

The Company expenses advertising costs as the costs are incurred in accordance with Statement of Position 93-7 “Reporting on Advertising Costs” (“SOP 93-7”), issued by the American Institute of Certified Public Accountants.

On October 1, 2008, Subaye.com entered into a promotional event whereby a total of 16,000 members of www.subaye.com would receive a total of 1,600 DVDs which included both a promotional video on behalf of the customer and the motion picture “Big Movie: Subaye” free of charge.  The customer would receive the DVDs and participate in the promotion if they agreed to remain customers of Subaye.com for the twelve month period from October 1, 2008 through September 30, 2009 (the “12 Month Period”).  If a customer does not remain a customer for the full 12 Month Period then the customer will owe Subaye.com approximately $0.72 per DVD for each month in which they did not remain a customer during the 12 Month Period.  Subaye.com then delivered the DVDs to its participating customers December 2008 and January 2009.  The total cost of the promotional event was approximately $6.8 million.  The Company recorded a prepaid expense for approximately $6.8 million and expensed the full value of the advertising promotion in December 2008 and January 2009.  For the nine and three months ended June 30, 2009, the Company recorded $6.8 million and $0 in advertising costs for the advertising promotion, respectively, which is included as advertising in the accompanying consolidated statements of operations and comprehensive income.

NOTE 5 – DEPOSIT FOR INVENTORIABLE ASSETS

On May 3, 16 and 26, 2009, the Company’s subsidiary, Subaye IIP Limited, entered into three agreements with three consumer goods distributors in the PRC. The products will include clothes, footwear, bags and garniture, jewellery and electronics. The consumer goods distributors committed to delivering goods ordered by Subaye IIP Limited or the members of www.subaye.com “just in time.” If the consumer goods distributors do not deliver the products ordered by the first day subsequent to the order, the consumer goods distributors will pay Subaye IIP Limited a penalty equal to 5% of the cost of the product ordered per day it is delivered late.  The contracts are valid from May 3, 16 and 26, 2009 through November 2, 15 and 25, 2010.  In accordance with the contract, Subaye IIP Limited paid a deposit of approximately $8.2 million.  The deposit will be used by the consumer goods distributor to ensure product is available for ordering by Subaye IIP Limited or the members of www.subaye.com on an as needed basis.

NOTE 6 - PURCHASE AND SALE OF ASSETS

3D Animation Online Shopping Mall

On April 3, 2009, the Company’s subsidiary, Subaye IIP Limited , entered into an agreement with a PRC website developer for $2.1 million to develop a website, a website infrastructure and web content under the direction of Subaye IIP Limited. The website, website infrastructure and  web content is scheduled to be completed by April 2, 2010.

Sale of Copyrights to Motion Picture “Stockbrokers”

On March 12, 2009, the Company sold all rights under its copyright for the programming rights to the Chinese motion picture, “Stockbrokers.” Once the sale was complete, the Company had no remaining assets or copyrights associated with the Stockbrokers production. The details of the sale are as follows:

Gross Proceeds From the Sale of Copyright – Stockbrokers	$4,123,206
Adjusted Cost Basis	(3,680,716)
Net Gain	$442,490

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

ZuiAiZongDongYuan
ShiFenAi
HongMeiLi
Xin Xiang
TianDiGaoBai
FengKuangFenShiWong
TuYaDeKunShi
YongShi
GongBu
NianCaiNuMo
DaTangFengYun

MYSTARU.COM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE AND THREE MONTHS ENDED JUNE 30, 2009 AND 2008

Gross proceeds from the sale of copyrights - ZesTV: internet rights	$1,457,481
Adjusted cost basis	(1,374,982)
Net gain	$82,499

First Open

On December 30, 2007, the Company sold all rights under its copyright for the internet programming rights to First Open. Once the sale was complete, the Company had no remaining assets or copyrights associated with the First Open production. The details of the sale are as follows:

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

The purchase price of MGI was allocated to the assets acquired and liabilities assumed by Subaye.com, less the goodwill of $202,453, which was recorded upon Subaye.com’s acquisition of MGI. The Company recorded $202,453 of goodwill, which was the excess of acquisition cost over fair value of net assets of MGI.

Cash	$2,834
Fixed assets, net	653
Goodwill	202,453
Due to related party	(5,940)
Net assets acquired	$200,000

Purchase consideration	$200,000
Net assets acquired	200,000
Net cash inflow from acquisition of MGI	$2,834

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

NOTE 7 - COPYRIGHTS

Copyrights are stated at cost (estimated fair value upon contribution or acquisition), less accumulated amortization and impairment. Amortization expense is recognized on the straight-line basis over the estimated useful lives of the assets as follows:

Estimated useful lives of copyrights
Variable

The following table summarizes the lives and the carrying values of all the Company's copyrights by category, as of June 30, 2009 and September, 30, 2008:

	2009	2008
	Unaudited	Audited
Copyrights - Motion Picture, Television, Internet and DVD Productions	$14,897,812	$14,669,309
Accumulated Amortization	(2,496,237)	(1,550,443)
Total	$12,401,575	$13,118,866

The following table summarizes the copyrights held by the Company as of June 30, 2009, all of which are or will be PRC productions or are being held for investment purposes. All copyrights are wholly-owned by the Company unless noted otherwise.

MYSTARU.COM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE AND THREE MONTHS ENDED JUNE 30, 2009 AND 2008

Copyrights for Movies, DVDs, Television and Internet Broadcasting

Big Movie: Subaye *
Qianfu
PaoBu
True? **

*The copyright for “Big Movie: Subaye” does not include rights for television programming.

** The copyright for True? is 50% owned by ZesTV and 50% owned by MyStarU.com, Inc.

Copyrights for Internet Broadcasting Only

Big Movie 2: Two Stupid Eggs
The 113 Movies

The Company amortizes its copyrights using the individual-film-forecast-computation method, in accordance with the SOP 00-2, which amortizes or accrues (expenses) such costs in the same ratio that current period actual revenue (numerator) bears to estimated remaining unrecognized ultimate revenue as of the beginning of the current fiscal year (denominator). The Company began amortization of the Big Movie: Subaye movie copyrights in December 2006, when the Company began to recognize revenue from the film. Amortization related to the Company's copyrights was $956,559 and $0 and $246,074 and $0 for the nine and three months ended June 30, 2009 and 2008, respectively, and is included in cost of sales in the accompanying statements of operations and comprehensive income.

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

Intangible assets of the Company are reviewed annually or more often if circumstances dictate, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also reevaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of June 30, 2009 and September 30, 2008, respectively, the Company expects these assets, at their current carrying value, to be fully recoverable.

NOTE 8 - PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	June 30,	September 30,
	2009	2008
Computer Software & Equipment	$14,499,830	$14,467,374
Websites	9,356,264	9,338,719
Motor Vehicle	84,225	84,012
Furniture & Fixtures	61,041	56,205
	24,001,360	23,946,310
Less: Accumulated depreciation and amortization	(18,385,168)	(13,644,708)
	$5,616,192	$10,301,602

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

	Nine months Ended
	June 30, 2009	June 30, 2008
Depreciation Included in Operating Expenses	$36,801	$77,709
Amortization of Copyrights Included Within Cost of Sales	956,559	-
Amortization of Websites Included Within Cost of Sales	2,308,131	2,186,484
Amortization of Software Included Within Cost of Sales	2,345,553	964,753
Total Depreciation and Amortization	$5,647,044	$3,228,946

MYSTARU.COM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE AND THREE MONTHS ENDED JUNE 30, 2009 AND 2008

NOTE 10 - STOCKHOLDERS’ EQUITY

The Company is authorized to issue 350,000,000 shares of capital stock, in aggregate, consisting of 300,000,000 shares of common stock, $0.001 par value, and 50,000,000 shares of preferred stock, $0.001 par value. The Company's Certificate of Incorporation authorizes the Board of Directors (the “Board”) to determine the preferences, limitations and relative rights of any class or series of Company preferred stock prior to issuance and each such class or series must be designated with a distinguishing designation prior to issuance. As of the date of the report, no shares of the Company’s preferred stock and 186,424,316 shares of the Company’s common stock were issued or outstanding.

Stock-Based Compensation

On April 12, 2006, the Company issued 4,000,000 shares of common stock to five consultants as part of their compensation at a market price of $.52 for a total consideration of $2,080,000. The Company amortized the consultancy fee of $1,300,000 over a 24 month service period, the remaining $780,000 is amortized over a 12 month service period. It resulted in an expense of $119,167 for each month for the first 12 months and the remaining 12 months will have an expense of $54,167. The stock-based compensation expense for the nine and three months ended June 30, 2009 and 2008 was $0 and $325,000 and $0 and $0, respectively.

On January 10, 2007, the Company issued 250,000 shares of common stock to Mary Kratka for investor relations and promotions services at a price of $.45 per share for total consideration equal to $112,500. The shares are being amortized over 12 months with a stock-based compensation expense of $9,375 each month. The total stock-based compensation expense for the nine and three months ended June 30, 2009 and 2008 was $0 and $28,125 and $0 and $0, respectively.

On January 31, 2007, the Company issued 750,000 shares of common stock to Bon Air Group Limited for investor relations and promotion services at a price of $.30 per share for a total consideration equal to $225,000. The shares are being amortized over 12 months with stock-based compensation expense of $18,700 each month. The total stock-based compensation expense for the nine and three months ended June 30, 2009 and 2008 was $0 and $75,000 and $0 and $0, respectively.

On July 16, 2007, the Company agreed to issue 365,000 shares of common stock to a consultant for international business consulting services at a price of $.16 per share for a total consideration equal to $58,400. The shares are being amortized over 24 months with stock-based compensation expense of $2,433 each month. The total stock-based compensation expense for the nine and three months ended June 30, 2009 and 2008 was $21,900 and $21,900 and $7,300 and $7,300, respectively.

On October 3, 2007, the Company issued 735,000 shares of common stock to the Company’s Chief Financial Officer for services to be provided over a two year period at a price of $.13 per share for a total consideration equal to $95,550. The shares are being amortized over 24 months with stock-based compensation expense of $3,981 each month. The total stock-based compensation expense for the nine and three months ended June 30, 2009 and 2008 was $35,832 and $35,831 and $11,944 and $11,944, respectively.

On October 3, 2007, the Company issued 1,000,000 shares of common stock to the Company’s Chief Executive Officer for services to be provided over a two year period at a price of $.13 per share for a total consideration equal to $130,000. The shares are being amortized over 24 months with stock-based compensation expense of $5,417 each month. The total stock-based compensation expense for the nine and three months ended June 30, 2009 and 2008 was $48,750 and $48,750 and $16,250 and $16,250, respectively.

On October 3, 2007, the Company issued 400,000 shares of common stock to an investor relations consultant, for services to be provided over a 24 month period at a price of $.13 per share for a total consideration equal to $52,000. The shares are being amortized over 24 months with stock-based compensation expense of $2,167 each month. The total stock-based compensation expense for the nine and three months ended June 30, 2009 and 2008 was $19,500 and $19,500 and $6,500 and $6,500, respectively.

On October 3, 2007, the Company issued 526,316 shares of common stock for investor relations purposes, for services to be provided over a 12 month period at a price of $.57 per share for a total consideration equal to $300,000. The shares are being amortized over 12 months with stock-based compensation expense of $25,000 each month. The total stock-based compensation expense for the nine and three months ended June 30, 2009 and 2008 was $0 and $225,000 and $0 and $75,000, respectively.

On September 18, 2008, the Company agreed to issue 350,000 shares of common stock to Mary Kratka for investor relations and promotions services at a price of $0.08 per share for total consideration equal to $28,000. The shares are being amortized over approximately 3 months with a stock-based compensation expense of $9,333 each month. The total stock-based compensation expense for the nine and three months ended June 30, 2009 and 2008 was $25,760 and $0 and $0 and $0, respectively.

On October 10, 2008, the Company agreed to issue 7,000,000 shares of common stock to Results Group International for consulting services at a price of $0.05 per share for total consideration equal to $350,000. The shares are being amortized over 36 months with a stock-based compensation expense of $9,722 each month. The total stock-based compensation expense for the nine and three months ended June 30, 2009 and 2008 was $78,092 and $0 and $26,030 and $0, respectively.

On January 6, 2009, the Company agreed to issue 8,000,000 shares of common stock to Bloomen Limited for consulting services over a 36-month contract at a price of $0.04 per share for total consideration equal to $320,000. The shares are being amortized over 36 months with a stock-based compensation expense of $8,888 each month. The total stock-based compensation expense for the nine and three months ended June 30, 2009 and 2008 was $53,334 and $0 and $26,667 and $0, respectively.

On March 30, 2009, the Company agreed to issue 8,500,000 shares of common stock to Trueboon Limited for consulting services over a 36 month contract at a price of $0.06 per share for total consideration equal to $510,000. The shares are being amortized over 36 months with a stock-based compensation expense of $14,167 each month, commencing in April 2009. The total stock-based compensation expense for the nine and three months ended June 30, 2009 and 2008 was $14,167 and $0 and $14,167 and $0, respectively.

Subaye.com Stock Based Compensation

On October 1, 2007, Subaye.com issued 170,000 shares of common stock to Subaye.com’s Chief Executive Officer for services to be provided over a two year period from January 2, 2008 through December 31, 2009 at a price of $2.00 per share for a total consideration equal to $340,000. The shares will be amortized over 24 months with stock-based compensation expense of $14,167 each month. The total stock-based compensation expense for the nine and three months ended June 30, 2009 and 2008 was $127,500 and $85,000 and $42,500 and $42,500, respectively.

MYSTARU.COM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE AND THREE MONTHS ENDED JUNE 30, 2009 AND 2008

On October 1, 2007, Subaye.com issued 50,000 shares of common stock to an employee of Subaye.com for services to be provided beginning February 1, 2008 at a price of $2.00 per share for a total consideration equal to $100,000. The total stock-based compensation expense for the nine and three months ended June 30, 2009 and 2008 was $37,500 and $25,000 and $12,500 and $12,500, respectively.

On October 1, 2007 and then additionally on January 2, 2008, Subaye.com issued 450,000 shares of common stock to an investor relations consultant, for services to be provided over a 24 month period at a price of $2.00 per share for a total consideration equal to $900,000. The shares will be amortized over 24 months with stock-based compensation expense of $37,500 each month. The total stock-based compensation expense for the nine and three months ended June 30, 2009 and 2008 was $337,500 and $225,000 and $112,500 and $112,500 respectively.

On January 2, 2008, Subaye.com issued 50,000 shares of common stock to a company executive, for services to be provided over a 24 month period at a price of $2.00 per share for a total consideration equal to $100,000. The shares will be amortized over 24 months with stock-based compensation expense of $4,167 each month. The total stock-based compensation expense for the nine and three months ended June 30, 2009 and 2008 was $37,500 and $25,000 and $12,500 and $12,500, respectively.

On January 2, 2008, Subaye.com issued 70,800 shares of common stock to a company executive, for services to be provided over a 24 month period at a price of $2.00 per share for a total consideration equal to $141,600. The shares will be amortized over 24 months with stock-based compensation expense of $5,900 each month. The total stock-based compensation expense for the nine and three months ended June 30, 2009 and 2008 was $53,100 and $35,400 and $17,700 and $17,700, respectively.

On February 26, 2008, Subaye.com issued 78,425 shares of common stock to its Chief Financial Officer, for services to be provided over a 24 month period at a price of $2.00 per share for a total consideration equal to $156,850. The shares will be amortized over 24 months with stock-based compensation expense of $6,535 each month. The total stock-based compensation expense for the nine and three months ended June 30, 2009 and 2008 was $58,816 and $26,818 and $19,606 and $19,606, respectively.

Total stock compensation expense reported was $949,251 and $1,201,324 and $300,404 and $334,300 for the nine and three months ended June 30, 2009 and 2008, respectively.

Sales of Common Stock Securities

On March 8, 2008, pursuant to a stock purchase agreement, the Company issued 5,000,000 shares of its common stock for $600,000.

On June 9, 2009, pursuant to two stock purchase agreements, the Company issued 6,560,000 shares of its common stock for $393,600.

NOTE 11 - TAXES

United States of America

Since the Company had no operations within the United States, there is no provision for US taxes and there are no deferred tax amounts as of June 30, 2009 and September 30, 2008, respectively.

Delaware

The Company is incorporated in Delaware but does not conduct business in Delaware. Therefore, the Company is not subject to corporate income tax.

British Virgin Islands

3G Dynasty and Subaye IIP are incorporated in the British Virgin Islands and, under the current laws of the British Virgin Islands, are not subject to income taxes.

Hong Kong

Media Group International Ltd. and MyStarU Ltd. are incorporated in Hong Kong and are subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. No provision for Hong Kong profits tax has been made as the Company's Hong Kong subsidiaries incurred a loss during the nine and three months ended June 30, 2009 and 2008, respectively. The applicable Hong Kong statutory tax rate for the nine and three months ended June 30, 2009 and 2008 is 17.5%, respectively.

People’s Republic of China

Enterprise income tax in PRC is generally charged at 33% of a company’s assessable profit, of which 30% is a national tax and 3% is a local tax. The Company’s subsidiaries incorporated in the PRC are subject to PRC enterprises income tax at the applicable tax rates on the taxable income as reported in their Chinese statutory accounts in accordance with the relevant enterprises income tax laws applicable to foreign enterprises. Pursuant to the same enterprises income tax laws, the Company’s PRC subsidiaries are fully exempted from PRC enterprises income tax for two years subsequent from the first profit-making year, followed by a 50% tax exemption for the next three years.

As of January 1, 2008, the new Enterprise Income Tax (“EIT”) law of the People’s Republic of China replaced the existing laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”).

MYSTARU.COM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE AND THREE MONTHS ENDED JUNE 30, 2009 AND 2008

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

No provision for enterprise income tax in the PRC had been made for the nine and three months ended June 30, 2009 and 2008 due to the fact that the Company is exempt from PRC tax based on the statutory provisions granting a tax holiday for a two year period, as stated above, specifically for the years ended September 30, 2009 and 2008, respectively.  The Company anticipates its tax holiday will expire on October 1, 2009.  The following table details the aggregate effect of the tax holiday on the Company’s results of operations.

	Nine Months Ended June 30, 2009	Nine Months Ended June 30, 2008
PRC Tax Without Consideration of Tax Holiday	$1,949,459	$898,907
PRC Tax Savings as a Result of Tax Holiday	$(1,949,459)	$(898,907)
Increase in Basic and Diluted Earnings Per Share as a Result of Tax Holiday	$0.01	0.00

Prior to January 1, 2008, income would have been taxed in the PRC at a rate of 33%.  As of January 1, 2008 and going forward, income would have been taxed at a rate of 25%.

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008
PRC Tax Without Consideration of Tax Holiday	$1,066,353	$279,469
PRC Tax Savings as a Result of Tax Holiday	$(1,066,353)	$(279,469)
Increase in Basic and Diluted Earnings Per Share as a Result of Tax Holiday	$0.00	$0.00

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the nine months ended June 30, 2009 and 2008:

	2009	2008
U.S. Statutory rates	35.0%	35.0%
Foreign income	(35.0)	(35.0)
China tax rates	25.0	33.0
China income tax exemption	(25.0)	(33.0)
Effective income tax rates	0%	0%

Value Added Tax

Enterprises or individuals who sell products, engage in repair and maintenance or import and export goods in the PRC are subject to a value added tax in accordance with Chinese laws. The value added tax rate applicable to the Company is 6% of the gross sales price. No credit is available for VAT paid on the purchases.

NOTE 12 - MINORITY INTEREST

Minority interest represents the minority stockholders’ proportionate share of 30.97% (2008 - 30.97%) of the equity of Subaye.com. The Company’s 69.03% controlling interest requires that Subaye.com’s operations be included in the Consolidated Financial Statements. The 30.97% (2008 - 30.97%) equity interest of Subaye.com that is not owned by the Company is shown as “Minority interests in consolidated subsidiaries” in the financial statements is shown as $8,524,585 and $7,138,608, respectively.

	June 30, 2009	September 30, 2008
Minority interest of shareholders	$8,524,585	$7,138,608

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

On July 1, 2008, the Company entered into a lease for new office space in Foshan City, Guangdong, China for approximately $4,812 per month through June 30, 2011.

On February 1, 2009, the Company entered into a lease agreement to utilize approximately 22,000 square feet of office space at 349 Dabei Road, Shiqiao Street, Panyu District, Guangzhou City, Guangdong, China 511400 for approximately $8,824 per month through January 31, 2011.

The following table summarizes the Company’s future minimum lease payments under operating lease agreements for the five years subsequent to June 30, 2009:

Twelve Months Ended June 30,
2010	$163,632
2011	119,512
$283,144

MYSTARU.COM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE AND THREE MONTHS ENDED JUNE 30, 2009 AND 2008

The Company recognizes lease expense on a straight-line basis over the life of the lease agreement. Contingent rent expense is recognized as it is incurred. Total rent expense in continuing operations from operating lease agreements was $99,759 and $289,672 and $60,151 and $128,034 for the nine and three months ended June 30, 2009 and 2008, respectively.

Litigation

We may be involved from time to time in ordinary litigation that will not have a material effect on our operations or finances. We are not aware of any pending or threatened litigation against the Company or our officers and directors in their capacity as such that could have a material impact on our operations or finances.

NOTE 14 - SHORT TERM DEBT

Total debt obligations as of June 30, 2009 consist of the following:

	June 30, 2009	September 30, 2008
8.64% Bank Loan, Due September 18, 2009	$1,154,161	$1,021,138
Short Term Non-Interest Bearing Bank Advance	-	22,286

Total Debt Obligations	1,154,161	1,043,424
Less: Current Maturities	1,154,161	1,043,424
Total Long-Term Debt	$-	$-

Bank Loan

On September 19, 2008, we entered into a bank loan with Panyu RuralCredit Union and Cooperative Bank, a PRC-based bank, for a total of $1,021,138, (7,000,000 RMB). The bank loan has an annualized interest rate of 8.64% with interest payable on a monthly basis.  We used the net proceeds from the bank loan to invest in computer equipment and computer software and for other general corporate purposes.  The Company has been advanced approximately $131,466 during the nine months ended June 30, 2009 and made payments on this debt of approximately $87,500 during the nine months ended June 30, 2009. As of June 30, 2009, the outstanding borrowings related to this transaction have been included in the Consolidated Balance Sheets within short term debt.  The bank loan and all unpaid interest is payable in full on September 18, 2009.

During the three months ended December 31, 2008, the Company entered into a second bank loan for $145,896 (1,000,000 RMB). The bank loan has an annualized interest rate of 7.92%.  The Company paid this debt off during the three months ended June 30, 2009.

Short Term Non-Interest Bearing Bank Advance

In April 2008, the Company received an advance from ICBC, a PRC-based bank for $22,286 (152,779 RMB). This advance was repaid to ICBC during the three months ended December 31, 2008.

Aggregate scheduled maturities of our debt obligations for each of the five 12- month periods subsequent to June 30, 2009, and thereafter are as follows:

12 Months Ended June 30,
2010	$1,154,161
2011	-
2012	-
2013	-
2014	-
Subsequent to 2014	-
Total scheduled debt payments	$1,154,161

NOTE 15 - SEGMENT REPORTING

The Company operates under the following business segments:

1.	Entertainment Arts Licensing and Investments - The Company purchases and licenses or resells copyrights of entertainment-related assets.

2.	Online Membership Services - The Company provides online content and member services for commercial use.

3.
Application Services – The Company provides “software as a service” business solutions, including data storage, access and specific software on servers which are available through remote access by users on a 24 hour basis.

4.	Online Marketplace - The Company is in the process of developing an online shopping mall using 3D imaging and animation.

5.	Software Sales - The Company provides web-based and mobile software platforms.

6.	Importing and Exporting of Goods - The Company conducts international trade using the PRC as its base of operations.

7.	Media and Marketing - The Company coordinates and produces marketing and advertising solutions for filmmakers and advertisers within the entertainment arts industry of the PRC.

MYSTARU.COM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE AND THREE MONTHS ENDED JUNE 30, 2009 AND 2008

Nine Months Ended June 30, 2009	Entertainment Arts Licensing and Investing	Online Membership Services	Application Services	Online Marketplace	Software Sales	Importing and Exporting	Media & Marketing	Consolidated Total
Net sales	$7,354,120	$16,369,907	$ 2,856,336	$-	$ -	$7,105,734	-	$33,686,097
Cost of sales	5,064,922	1,912,726	1,320,111	-	1,025,436	6,922,587	-	16,245,782
Segment income (loss) before minority interest	1,033,969	5,882,002	1,515,796	-	(1,025,436)	12,046	(24,100)	7,394,277
Segment assets	18,678,642	7,124,257	3,665,194	10,265,277	683,731	3,746,180	1,330,712	45,493,993
Expenditures for segment assets	4,797	-	-	10,265,277		-	-	10,270,074

Nine Months Ended June 30, 2008	Investments in Entertainment Arts Productions	Online Membership Services	Media & Marketing Management	Importing and Exporting of Goods	Corporate/ Others	Consolidated Total
Net sales	$5,177,983	$6,574,869	$641,486	$9,314,089	-	$21,708,427
Cost of sales	3,022,384	2,630,229	706,782	9,121,360	-	15,480,755
Segment income (loss) before minority interest	2,110,917	3,063,364	(128,229)	8,219	(2,689,919)	2,364,352
Segment assets	16,953,871	11,265,153	66,601	3,226,774	1,762,566	33,274,965
Expenditures for segment assets	7,112,588	1,000,000	-	-	-	8,112,588

NOTE 16 - SUBSEQUENT EVENTS

On August 3, 2008, pursuant to a stock purchase agreement, the Company issued 50,000,000 shares of its common stock for $3,000,000 to a Hong Kong entity.

NOTE 17 - RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2007, the FASB issued SFAS 141R, Business Combinations (“SFAS 141R”), which replaces FASB SFAS 141, Business Combinations.  This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.  This compares to the cost allocation method previously required by SFAS No. 141.  SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption of this standard is not permitted and the standards are to be applied prospectively only.  Upon adoption of this standard, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of SFAS No. 141R is not expected to have a material effect on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of SFAS No. 160 is not expected to have a material effect on its financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133.” (“SFAS 161”). SFAS 161 establishes the disclosure requirements for derivative instruments and for hedging activities with the intent to provide financial statement users with an enhanced understanding of the entity’s use of derivative instruments, the accounting of derivative instruments and related hedged items under Statement 133 and its related interpretations, and the effects of these instruments on the entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company does not expect its adoption of SFAS 161 to have a material impact on its financial position, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company does not expect the adoption of SFAS FSP 142-3, to have a material impact on its financial position, results of operations or cash flows.

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1 “Accounting for Convertible Debt instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The Company does not expect the adoption of FSP APB 14-1, to have a material impact on its financial position, results of operations or cash flows.

MYSTARU.COM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE AND THREE MONTHS ENDED JUNE 30, 2009 AND 2008

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active” (“FSP FAS 157-3”), with an immediate effective date, including prior periods for which financial statements have not been issued.  FSP FAS 157-3 amends FAS 157 to clarify the application of fair value in inactive markets and allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist.  The objective of FAS 157 has not changed and continues to be the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date.  The adoption of FSP FAS 157-3 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed,” which further clarifies the principles established by SFAS No. 157. The guidance is effective for the periods ending after June 15, 2009 with early adoption permitted for the periods ending after March 15, 2009. The adoption of FSP FAS 157-4 is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

Other accounting standards have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

Item 2.    Management's Discussion and Analysis of Financial Conditions and Results of Operations .

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

OVERVIEW

Company Background

MyStarU.com, Inc., a Delaware corporation, together with its consolidated subsidiaries, is a fully integrated information and entertainment service provider to the business, internet, and consumer markets in the People’s Republic of China (the “PRC”). The Company was originally incorporated on January 6, 1997 in the State of Indiana under the corporate name MAS Acquisition XXI Corp. On December 21, 2000, the Company acquired Telecom Communications of America, a sole proprietorship in California, and changed its name to Telecom Communications, Inc. On February 28, 2005, the Company reincorporated in the State of Delaware by merging with a Delaware corporation of the same name. The surviving Delaware corporation succeeded to all of the rights, properties and assets and assumed all of the liabilities of the original Indiana corporation. On July 10, 2007, the Company changed its name from Telecom Communications, Inc. to MyStarU.com, Inc. The Company's common stock continues to be quoted under the symbol, “MYST.OB,” on the over-the-counter bulletin board (“OTCBB”) in the United States of America. As used in this report, the words  “MYST”,  “the Company”, ”we”, ”us” and ”our” refer to MyStarU.com, Inc. and its subsidiaries.

The consolidated financial statements presented are those of MyStarU.com, Inc., which have been prepared in accordance with accounting principles generally accepted in the United States of America. The results of operations are for the nine and three months ended June 30, 2009 and 2008, respectively. The Company’s accounting policies and certain other disclosures are set forth in the notes to the consolidated financial statements contained herein.

The consolidated financial statements of the Company reflect the activities of the parent and the following subsidiaries.

Subsidiaries	Countries Registered In	Percentage of Ownership
MyStarU Ltd.	Hong Kong, The People’s Republic of China	100.00%
3G Dynasty Inc.	British Virgin Islands	100.00%
Subaye.com, Inc.	United States of America, Delaware	69.03%
Subaye IIP Limited	British Virgin Islands	69.03%
Guangzhou Panyu Metals & Materials Limited	The People’s Republic of China	100.00%
Guangzhou Subaye Computer Tech Limited	The People’s Republic of China	69.03%
Media Group International Limited	Hong Kong, The People’s Republic of China	69.03%

General Business Discussion

The Company operates under the following business segments:

1.	Entertainment Arts Licensing and Investments - The Company purchases and licenses or resells copyrights of entertainment-related assets.

2.	Online Membership Services - The Company provides online content and member services for commercial use.

3.
Application Services – The Company provides “software as a service” business solutions, including data storage, access and specific software on servers which are available through remote access by users on a 24 hour basis.

4.	Online Marketplace - The Company is in the process of developing an online shopping mall using 3D imaging and animation.

5.	Software Sales - The Company provides web-based and mobile software platforms.

6.	Importing and Exporting of Goods - The Company conducts international trade using the PRC as its base of operations.

7.	Media and Marketing - The Company coordinates and produces marketing and advertising solutions for filmmakers and advertisers within the entertainment arts industry of the PRC.

Investments in Entertainment Arts Productions

We generate income from the purchase and subsequent licensing or resale of copyrights for motion pictures, internet broadcasting, television broadcasting, DVD and other possible forms of reproductions of our copyrighted assets.

Motion Pictures

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

We currently hold copyrights for an additional four motion pictures which are currently in production with our production partners. However, the governmental approval process for release of these additional motion pictures is not yet complete. The following table is an outline of projected release dates for each of our motion pictures:

Projected Release Date

DaYouCun	October, 2009
True?	April, 2010
Qianfu	July, 2010
Paobu	October, 2010

Internet Broadcasts

During the nine months ended June 30, 2009, we generated revenues from our internet broadcasts being viewed on our websites and affiliated websites.  The revenues generated by each copyrighted broadcast(s) and certain revenue-sharing arrangements are detailed in the chart below.

Nine Months Ended June 30, 2009
Big Movie: Subaye	$461,010
Big Movie 2	374,889
The 11 Movies	460,850
The 113 Movies	1,346,249

Total	$2,642,998

We may also license or resell these copyrights and any of our other copyrights for motion pictures, internet broadcasting, television broadcasting, DVD rights and any overseas rights.

One of our business partners, ZesTV, Inc. (“ZesTV”) is a leading Chinese media and entertainment company. ZesTV is involved with the development, production, and marketing of entertainment, news and information to a global audience. ZesTV owns and operates a valuable portfolio of news and entertainment networks, a premier motion picture company, significant television production operations, a leading internet entertainment website group, and plans the development of studio-branded theme parks. We have a deposit on account of approximately $550,000 with ZesTV which will be used in the future to secure additional internet broadcast movies as they are developed by ZesTV. These purchases are subject to the approval of 3G Dynasty once the final edited copy of the internet broadcast movies are submitted to 3G Dynasty for review.

As of June 30, 2009, MYST held copyrights to 114 internet broadcasts.

Online Membership Services

Subaye

We own a majority interest in our subsidiary, Subaye.com, Inc. We have established a website, www.subaye.com, a provider of corporate online video in China and a destination for business to business e-commerce in the PRC for customers who utilize the website to enhance the marketing and promotion of their business products and services. We continue to experience a strong demand for our services through www.subaye.com and believe the market it serves is one of the fastest growing in the PRC. These customers are demanding easily accessible methods to market and promote their products or services. We have also committed to maintaining a minimal monthly fee for our members with the hope that the demand and low cost of utilizing www.subaye.com will result in stable, if not dramatic membership growth in the coming years.

The online membership services business segment generated member growth of 67% for the twelve months ended April 30, 2009.  We expect continued growth in membership, revenues and net income for this business segment during the fiscal year ending September 30, 2009.

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

	Subaye.com Members		Subaye.com Company Profiles
	As of the End of Month	Month Over Month Growth	As of the End of Month	Month Over Month Growth
January 31, 2007	6,562		9,807
February 28, 2007	9,230	41%	12,101	23%
June 30,2007	10,625	15%	21,204	75%
April 30, 2007	11,447	8%	26,323	24%
May 31, 2007	11,699	2%	27,989	6%
June 30, 2007	11,968	2%	29,821	7%
July 31, 2007	12,500	4%	32,560	9%
August 31, 2007	12,876	3%	36,999	14%
September 30, 2007	15,121	17%	38,123	3%
October 31, 2007	15,903	5%	39,400	3%
November 30, 2007	16,023	1%	40,995	4%
December 31, 2007	16,348	2%	45,243	10%
January 31, 2008	18,859	15%	53,343	18%
February 29, 2008 *	19,015	1%	40,301	(24)%
June 30,2008	19,659	3%	46,233	15%
April 30, 2008	23,788	21%	49,112	6%
May 31, 2008	26,442	11%	64,410	31%
June 30, 2008	29,323	11%	68,894	7%
July 31, 2008	29,743	1%	69,996	2%
August 31, 2008	30,127	1%	70,889	1%
September 30, 2008	32,366	7%	71,884	1%
October 31, 2008	34,121	5%	73,298	2%
November 30, 2008	34,545	1%	73,999	1%
December 31, 2008	35,989	4%	75,435	2%
January 31, 2009	36,169	1%	75,685	0%
February 28, 2009	36,199	0%	75,985	0%
March 31, 2009	36,991	2%	76,685	1%
April 30, 2009	39,822	8%	80,025	4%

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

	Webshops
	As of the End of Month	Month Over Month Growth
February 29, 2008	14,301
June 30,2008	16,213	13%
April 30, 2008	19,205	18%
May 31, 2008	19,986	4%
June 30, 2008	20,641	3%
July 31, 2008	25,690	24%
August 31, 2008	27,108	6%
September 30, 2008	31,887	18%
October 31, 2008	32,981	3%
November 30, 2008	33,785	2%
December 31, 2008	34,359	2%
January 31, 2009	35,590	4%
February 28, 2009	35,850	1%
March 31, 2009	36,550	2%
April 30, 2009	37,331	2%

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

MyStarU.com and Icurls.com

The Company purchased www.mystaru.com on October 1, 2006, and www.icurls.com on November 20, 2006. We expect to use the two websites in 2009 to continue to develop the Company’s offerings in the arts education market. From October 1, 2006 and through the date of this report, the Company sold approximately $1.8 million in “master franchise licenses” and approximately $1.7 million in “end user licenses” to unrelated parties in the PRC. The third party purchasers are intent on utilizing the Company’s education-related web-based offerings in certain sectors of the PRC and across potential large portions of the PRC population within each sector.

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

SAAS

In September, 2008, the Company committed to the Software as a Service business model (“SAAS”) and the Company's subsidiary, Subaye IIP Limited, completed several significant investments in computer hardware and computer software in order to serve the emerging SAAS marketplace in the PRC.  For the nine and three months ended June 30, 2009, the Company had revenues of $2,856,336 and $1,238,270 from its SAAS business.  The SAAS business is focused on developing significant recurring revenues from a variety of customers.  Management is continuing to focus on the SAAS market in the PRC and expects continued success within the market.

Online 3D Animation Shopping Mall

On April 3, 2009, Subaye IIP, Limited entered into a $2.1 million agreement with a PRC-based web developer with extensive experience within the website design and website infrastructure fields. A new website and associated infrastructure is to be designed and is scheduled to begin operating on or before April 3, 2010. Subaye IIP, Limited’s personnel will supervise the development effort and ensure the vision for the website is fulfilled. The website will feature 3D imaging and animation. We anticipate it will function with and become integrated with the www.subaye.com and www.x381.com websites already operated by the Company. The members of these two websites will also be invited to utilize the new online shopping mall. The Company will sell its own inventory of consumer goods through the online shopping mall and will also earn commissions for allowing its www.x381.com and www.subaye.com members to utilize the shopping mall. The Company believes the vision behind this website is unique and expects significant interest in the website to build as the website nears completion on or before April 3, 2010.

On May 3, 16 and 26, 2009, the Company’s subsidiary, Subaye IIP Limited, entered into three agreements with three consumer goods distributors in the PRC. The products will include clothes, footwear, bags and garniture, jewellery and electronics. The consumer goods distributors committed to delivering goods ordered by Subaye IIP Limited or the members of www.subaye.com “just in time.” If the consumer goods distributors do not deliver the products ordered by the first day subsequent to the order, the consumer goods distributors will pay Subaye IIP Limited a penalty equal to 5% of the cost of the product ordered per day it is delivered late.  The contracts are valid from May 3, 16 and 26, 2009 through November 2, 15 and 25, 2010.  In accordance with the contract, Subaye IIP Limited paid a deposit of approximately $8.2 million.  The deposit will be used by the consumer goods distributor to ensure product is available for ordering by Subaye IIP Limited or the members of www.subaye.com on an as needed basis.

Software Sales

We offer software-based products through our subsidiaries, Subaye IIP and Guangzhou Subaye.

IBS v4.1 and v5.0 Enterprise Suite

The IBS v4.1 and v5.0 software suites include a built-in MoDirect, an innovative suite of technologies that enables wireless and web publishers to target SEO4Mobile users more effectively and allows advertisers to obtain targeted leads with rich demographic data. Corporate users can leverage all available information resource management on the intranet/extranet over the internet, including wireless applications, and advertisers can use the IBS v4.1 and v5.0 to publish SMS and MMS by searches on mobile phones. The system enables manufacturers and service providers to use the internet to establish and manage continuous connections with automated e-services, operations monitoring and e-commerce offerings. The system’s customers include end-user clients in many industries throughout the PRC. The IBS v4.1 and v5.0 standard package includes three servers and software, as well as system integration.

Guangzhou Subaye has continued to develop relationships established in the past with some of the Company’s contacts in the internet and business industries such as Baidu.com (Nasdaq: BIDU), Shanghai Linktone Information Limited (Nasdaq: LTON), the wireless business division of Beijing eLong Information Technology Limited, a subsidiary of eLong Inc. (Nasdaq: LONG), 3721 Inter China Network Software Co. Ltd (www.3721.com), a Yahoo!, Inc. Company (Nasdaq: YHOO), Tencent Company Limited (www.qq.com), Kongzhong Corporation (Nasdaq: KONG), Guangdong Mobile Communication Co., Limited, a China Mobile Communications Corporation and China Mobile (Hong Kong) Ltd. (NYSE: CHL) to develop entertainment, SMS, MMS, WAP portal and other wireless content such as artist profiles, gaming and an SEO4Mobile SMS search engine.

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

Results of Operations

Income Statement Items

The following table summarizes the results of our operations during the three months ended June 30, 2009 and 2008 and provides information regarding the dollar and percentage increase or (decrease) from the current fiscal period to the prior fiscal period:

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

	June 30, 2009	June 30, 2008	$ Increase (Decrease)	% Increase (Decrease)
	(Unaudited)	(Unaudited)
Net Revenues	$9,936,403	$5,899,508	$4,036,895	68%
Cost of Sales	4,436,480	3,972,121	464,359	12%
Gross Profit	5,499,923	1,927,387	3,572,536	185%
Operating Expenses	1,234,533	817,578	416,955	51%
Income From Operations	4,265,390	1,109,809	3,155,581	284%
Other Income and Expenses	21	8,066	(8,045)	(100	) %
Income From Operations Before Taxes	4,265,411	1,117,875	3,147,536	282%
Provision For Income Taxes	-	(683)	683	(100	) %
Minority Interest in Income of Subsidiaries	(1,524,474)	(347,696)	(1,176,778)	338%
Net Income From Operations	2,740,937	769,496	1,971,441	256%
Foreign Currency Translation Adjustment	1,822	(68,006)	69,828	(103	) %
Comprehensive Income	2,742,759	701,490	2,041,269	291%

Earnings Per Common Shares
-Basic and Diluted	$0.02	$0.00

Weighted Average Common Shares Outstanding
-Basic and Diluted	178,108,931	156,014,316

Revenues increased by $4,036,895 due primarily to:

Revenues were approximately $9.9 million for the three months ended June 30, 2009 compared to approximately $5.9 million for the three months ended June 30, 2008.  The increase of approximately $4.0 million was due primarily to the Company’s growth in revenues for its online membership services business segment of approximately $3.0 million, growth in the new SAAS business segment of approximately $1.2 million and growth in the import and export sales business segment of approximately $600,000. The investments in entertainment arts business segment had a reduction in revenues of approximately $800,000.  The Company's investments in entertainment arts productions business segment licenses, provides internet broadcasts and completes outright sales of its entertainment assets, namely copyrights. During the three months ended June 30, 2009 and 2008, the Company's investments in entertainment arts business segment sold copyrights to motion pictures for approximately $0 and $800,000, respectively, and recorded approximately $400,000 and $400,000 in revenues, respectively, for the Company's online video playing fees.  For the three months ended June 30, 2009 and 2008, the Company recorded net revenues of approximately $5.6 million and $2.6 million, respectively, for its online membership services segment.   The Company had approximately 40,000 and 26,000 members of its www.subaye.com website throughout the three months ended June 30, 2009 and 2008, respectively, each of which paid approximately $100 per month for the services and content available at www.subaye.com.  Under an agreement with China Netcom, the Company's internet provider, and SSTH Limited, the Company's third party merchant services provider, the Company retains 50% of the gross revenues generated by the www.subaye.com website.  China Netcom and SSTH retain the remaining 50% of gross revenues.  The Company continues to see increased interest in SAAS solutions within the Chinese marketplace and is working to obtain marketshare as this business expands in popularity and acceptance within China. The Company now has three SAAS contracts which generate total monthly revenues of over $450,000.  The importing and exporting business segment suffered as a result of the general downturn in the economy in the last few months of 2008 and first three months of 2009.  The economy appeared to be strengthening at the end of June 2009.  The media and marketing management business segment generated approximately $0 and $0, respectively, during the three months ended June 30, 2009 and 2008, respectively. The Company expects to release the DaYouCun motion picture by October 31, 2009.

Costs of Sales increased by $464,359 due primarily to:

Costs of sales were approximately $4.4 million for the three months ended June 30, 2009 compared to $4.0 million for the three months ended June 30, 2008.  During the three months ended June 30, 2009 and 2008, the Company's investments in entertainment arts productions business segment had costs of sales which included approximately $0 and $750,000 for the cost basis of copyrights sold, respectively. Amortization of copyrights totaled approximately $231,000 and $0 for the three months ended June 30, 2009 and 2008. Amortization and depreciation of the Company’s websites and computer software totaled approximately $1.6 million and $1.2 million for the three months ended June 30, 2009 and 2008. The cost of goods sold for the importing and exporting business segment totaled approximately $2.6 million and $2.1 million for the three months ended June 30 2009 and 2008, respectively. The Company's media and marketing management business segment did not generate any revenues and therefore did not generate any costs of sales during the three months ended June 30, 2009 and 2008, respectively.

Operating Expenses increased by $416,955 due primarily to:

For the three months ended June 30, 2009, we incurred operating expenses of $1.2 million, as compared to approximately $800,000 for the three months ended June 30, 2008. The increase in operating expenses for the three months ended June 30, 2009 is comprised of an increase in advertising costs of approximately $200,000 and other general and administrative expenses of approximately $200,000.

Other income and expenses decreased by $8,045 due primarily to:

Other income and expenses were $21 for three months ended June 30, 2009 compared to $8,066 for the three months ended June 30, 2008. For the three months ended June 30, 2009, the Company recorded interest income on its bank balances of $21. For the three months ended June 30, 2008, the Company had other income, which included interest income and other income earned through the importing and exporting business segment for non-operating activities, respectively.

Net income increased by $1,971,441:

The Company generated net income of approximately $2.7 million and approximately $800,000 for the three months ended June 30, 2009 and 2008, respectively.  The increase in net income is a result of the substantial growth of the online membership services business segment.

Results of Operations

Income Statement Items

The following table summarizes the results of our operations during the nine months ended June 30, 2009 and 2008 and provides information regarding the dollar and percentage increase or (decrease) from the current fiscal period to the prior fiscal period:

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

	June 30, 2009	June 30, 2008	$ Increase (Decrease)	% Increase (Decrease)
	(Unaudited)	(Unaudited)
Net Revenues	$33,686,097	$21,708,427	$11,977,670	55%
Cost of Sales	16,245,782	15,480,755	765,027	5%
Gross Profit	17,440,315	6,227,672	11,212,643	180%
Operating Expenses	10,046,076	2,985,634	7,060,442	236%
Income From Operations	7,394,239	3,242,038	4,152,201	128%
Other Income	37	22,317	(22,280)	(100	) %
Income From Operations Before Taxes	7,394,276	3,264,355	4,129,921	127%
Provision For Income Taxes	-	(1,735)	1,735	(100	) %
Minority Interest in Losses (Income) of Subsidiaries	(1,387,687)	(898,268)	(489,419)	54%
Net Income From Operations	6,006,589	2,364,352	3,642,237	154%
Foreign Currency Translation Adjustment	23,690	(132,726)	156,416	(118	) %
Comprehensive Income	6,030,279	2,231,626	3,798,653	170%

Earnings Per Common Shares
-Basic and Diluted	$0.04	$0.02

Weighted Average Common Shares Outstanding
-Basic and Diluted	170,200,983	152,309,187

Revenues increased by $11,977,670 due primarily to:

Revenues were approximately $33.7 million for the nine months ended June 30, 2009 compared to $21.7 million for the nine months ended June 30, 2008. The increase of $12.0 million is due primarily to the Company’s growth in revenues for its online membership services business segment of approximately $9.8 million, growth in the investments in entertainment arts business segment of approximately $2.2 million, growth in the SAAS business of approximately $2.9 million, a reduction in the importing and exporting and media and marketing business segments of approximately $2.2 million and $600,000, respectively.  For the nine months ended June 30, 2009 and 2008, the Company recorded net revenues of approximately $16.4 million and $6.6 million, respectively, for its online membership services business segment.  The Company had approximately 40,000 members of its www.subaye.com website, each of which paid approximately $100 per month for the services and content available at www.subaye.com.  Under an agreement with China Netcom, the Company's internet provider, and SSTH Limited, the Company's third party merchant services provider, the Company retains 50% of the gross revenues generated by the www.subaye.com website.  China Netcom and SSTH retain the remaining 50% of gross revenues.  The Company's www.subaye.com website only recorded membership-based revenues of $6.6 million in the nine months ended June 30, 2008.  The Company had provided its members free access to the www.subaye.com website from July 1, 2007 through December 31, 2007.  For the nine months ended June 30, 2009 and 2008, the Company recorded approximately $7.1 million and $9.3 million in revenues, respectively, for the Company's importing and exporting business segment.  The importing and exporting business segment suffered as a result of the general downturn in the economy in the last few months of 2008 and first three months of 2009.  The Company's investments in entertainment arts productions business segment licenses, provides internet broadcasts and completes outright sales of its entertainment assets, namely copyrights.  During the nine months ended June 30, 2009 and 2008, the Company generated approximately $2.6 million and approximately $365,000 from the viewing of internet broadcast movies, respectively.  During the nine months ended June 30, 2009 and 2008, the Company's investments in entertainment arts business segment sold master franchise licenses for approximately $602,000 and $2.1 million, respectively. Additionally, during the nine months ended June 30, 2009 and 2008, the Company’s investments in entertainment arts business segment sold copyrights to a motion picture for approximately $4.1 million and $2.8 million, respectively. The Company’s SAAS business segment generated approximately $2.9 million and $0 during the nine months ended June 30, 2009 and 2008, respectively.  The media and marketing management business segment generated approximately $0 and $640,000 during the nine months ended June 30, 2009 and 2008, respectively. The Company expects continued strong growth in its online membership services business segment and believes the increased spending by the Chinese government in recent months will slowly reinvigorate the Chinese economy and eventually lead many new small to medium sized businesses to the www.subaye.com website.   The Company expects to release the DaYouCun motion picture by October 31, 2009 and is beginning to generate significant revenues through its internet broadcasting and co-advertising programs.  The Company continues to see increased interest in SAAS solutions within the Chinese marketplace and is working to obtain market share as this business expands in popularity and acceptance within China.  The importing and exporting business segment is suffering from the economic downturn but the Company is attempting to reposition itself to ensure the Company is ready to generate new business when economic conditions improve.

Costs of Sales increased by $765,027 due primarily to:

Costs of sales were approximately $16.2 million for the nine months ended June 30, 2009 compared to $15.5 million for the nine months ended June 30, 2008.  During the nine months ended June 30, 2009 and 2008, the Company's investments in entertainment arts productions business segment had costs of sales which included approximately $3.7 million and $2.5 million for the cost basis of copyrights sold, respectively. Amortization of copyrights totaled $956,559 and $0 for the nine months ended June 30, 2009 and 2008, respectively. Depreciation and amortization of websites and computer software totaled approximately $4.7 million in 2009 and $3.2 million in 2008. The costs of goods sold through the importing and exporting business segment totaled approximately $6.9 million and $9.1 million in 2009 and 2008, respectively. The Company's media and marketing management business segment did not generate any revenues and therefore did not generate any costs of sales during the nine months ended June 30, 2009.  During the nine months ended June 30, 2008, costs of sales for the media and marketing management business segment included $702,935 in production costs associated with completing advertising plans and ordering advertising on behalf of one customer.

Operating Expenses increased by $7,060,442 due primarily to:

For the nine months ended June 30, 2009, we incurred operating expenses of approximately $10.0 million as compared to $3.0 million for the nine months ended June 30, 2008. The increase in operating expenses in 2008 is comprised almost entirely of a significant increase in advertising costs, which were inclusive of a $6.8 million advertising promotion which was expensed in the nine months ended June 30, 2009.  In total, advertising expense was approximately $7.5 million and $1.3 million for the nine months ended June 30, 2009 and 2008, respectively.

Other income and expenses decreased by $22,280 due primarily to:

Other income was $38 for the nine months ended June 30, 2009 compared to $22,317 for the nine months ended June 30, 2008. For the nine months ended June 30, 2009, the Company only had minimal interest income on its savings accounts. For the three months ended June 30, 2008, the Company had other income, which included interest income and other income earned through the importing and exporting business segment for non-operating activities.

Net income increased by $3,642,237:

The Company generated net income of $6,006,589 and $2,364,352 for the nine months ended June 30, 2009 and 2008, respectively.  The increase in net income is a result of the substantial growth of the online membership services and continued growth in the SAAS business.

Liquidity and Capital Resources

We believe that our currently-available working capital, consistent cashflow from our online membership services business segment and the collection of our accounts receivable, should be adequate to sustain our operations through September 30, 2009.

As of June 30, 2009, we had a cash balance of $770,228, consisting of cash held in PRC and Hong Kong banks and cash in hand. We currently have no cash positions in the United States of America.

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

Net cash provided by operations for the nine months ended June 30, 2009 was $2,106,649. Net income for the nine months ended June 30, 2009 was $6,006,589. Noncash charges totaled $6,928,223 for the three months ended June 30, 2009. Changes in assets and liabilities for the nine months ended June 30, 2009 utilized $10,828,163. In the future, we may use cash in our operations due to our continuing efforts to rapidly expand our operations.

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

MYSTARU.COM, INC.

Date: August 14, 2009	By:	/s/ Alan R. Lun
Alan R. Lun President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2009	By:	/s/ James T. Crane
James T. Crane
Chief Financial Officer
(Principal Accounting and Financial Officer)