Form 10-K
period 2009-09-30
SUBAYE, INC.
filed 2009-12-29
CIK 1139570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-62236

SUBAYE, INC.
 (Exact name of registrant as specified in its charter)
Delaware	35-2089848
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

349 Dabeilu, Shiqiao, Panyu,
Guangzhou,
Guangdong, China 511400
(Address of principal executive offices) (Zip Code)

86 2039990266
(Registrant’s telephone number, including area code)

MyStarU.com, Inc.
(Registrant’s former name)
6 North Twelfth Road
Country Garden,
Shunde District
Foshan City, China 528312
(Registrant’s former address)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:

Common stock, par value $.001 per share
(Title of class)

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
☑  Yes        ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐  Yes        ☑  No

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
☐  Yes        ☑  No
Revenues for year ended September 30, 2009: $47,987,000

The aggregate market value of the registrant’s voting common stock held by non-affiliates as of March 31, 2009 based upon the closing price reported for such date on the OTC Bulletin Board was $10,133,933.

As of December 29, 2009, the registrant had 6,664,131* shares of its common stock issued and outstanding.

*The number of shares outstanding reflects a 100 to 1 reverse split of the registrant’s common stock, effectuated on October 23, 2009.  Figures referring to shares of the registrant’s common stock in this Form 10-K for the reporting period ending September 30, 2009 are provided on a post-reverse split basis.

TABLE OF CONTENTS

PART I

Item 1. Business

Overview

Subaye, Inc., a Delaware corporation, together with its consolidated subsidiaries (“Subaye,” “SBAY” or the “Company”), is a leading video advertising and entertainment media provider in China.  Subaye’s platform includes production, upload, storage, sharing and publishing onto more than 33 main video sharing portal websites. Subaye also offers SaaS business solutions and is in the process of developing what Subaye believes is the first online shopping mall in the world that will utilize 3D imaging throughout the online customer interface.  The Company’s www.subaye.com and www.x381.com websites generated revenues during the year ended September 30, 2009, while its other web-based businesses are under development or offering free services to potential customers at this time. Subaye’s video sharing services, SaaS solutions and its online shopping mall will be fully integrated in 2010. Subaye’s members will use Subaye’s SaaS online content management software to manage their online video and graphic showcases, maintain customer data and to manage operations within their webshops at the online shopping mall.  As of November 30, 2009, the Company had 63,311 members. The Company’s video database consisted of 72,126 profiles of corporate video showcases. These showcases offer a cost-effective venue for small to mid-size enterprises (“SMEs”) to advertise their products and services and establish and enhance their corporate brands. The visitors of Subaye’s websites, namely www.subaye.com, view the video showcases for Subaye’s members in order to select products or services they wish to purchase. The www.subaye.com website and its affiliated websites provide visitors with easy access to an index of over 3.12 million video clips, images and web pages.  Additional services such as general education and basic online media promotions are provided through the Company’s websites and through licensing arrangements.

Subaye utilizes its experience and contacts within the entertainment media industry in Asia to produce and place advertisements on behalf of its customers. Subaye’s management also routinely invests the Company’s funds in entertainment productions in Asia. Typically, these investments consist of the purchase of the full or partial copyrights to an entertainment production. On December 22, 2009, “Dayoucun,” the Company’s third significant Asian motion picture investment was released in Taiwan, Hong Kong and throughout mainland China in over 1,000 theaters.  The Company invested in “The Pye-Dog” and “Big Movie,” both of which are motion pictures previously released in Asia in 2007 and 2005, respectively. In 2010, Subaye expects several of its motion picture investments to generate significant revenues.

Subaye’s trade services are offered to customers based in Asia, North America and Europe. These customers order products through Subaye and ship products both domestically within China and internationally. Subaye’s trade services provide solutions for both importing and exporting transactions.

For the year ended September 30, 2009, the Company reported revenues of $47,987 thousand, an increase of 64% from revenues of $29,172 thousand reported for the year ended September 30, 2008.  Net income was $9,778 thousand for the year ended September 30, 2009 as compared to $3,780 thousand for the year ended September 30, 2008. The Company continued to expand its video advertising membership base.  We generated an additional $17,144 thousand in revenues from the online membership services business segment in 2009, as compared to 2008.

The table below displays the segment revenue and segment net income growth in Subaye’s three business segments for the year ended September 30, 2009 as compared to September 30, 2008, prior to adjustments for the income in the minority interest of our subsidiaries.

Growth Rate, For the Year Ended September 30, 2009
Business Segment	Segment Revenues	Segment Net Income

Online Membership Services	180%	243%
Entertainment Media	43%	(30)%
Trade Services	(11)%	13%

Customers

Subaye’s customers generally consist of SMEs in China. SMEs utilize Subaye’s video advertising solutions, trade services and advertising solutions and promotions within the entertainment media industry in China. As of September 30, 2009, the Company’s customer base consisted of approximately 60,000 SMEs, most of whom operate in Guangdong Province, China.

Sales and Marketing

Our employees, including senior management, conduct our primary sales and marketing efforts. Our primary sales staff operate out of our office in Guangzhou City, China.

We actively participate in tradeshows involving the e-commerce and entertainment media industries in Asia. We are currently focused on aggressive development of our businesses with and have recently committed to numerous advertising and marketing expenditures in order to generate increased growth within our various business segments.  We will continue to incur significant advertising spending in 2010.  Even so, we have always depended heavily on word of mouth marketing and the quality of our products and services to increase revenues.  This also continues to be an important form of business development for us.

Intellectual Property

We invest regularly in copyrights covering programming rights for motion pictures, internet broadcasts of motion pictures, related DVDs and television programming. We have not yet invested in any ventures outside of Asia but it is possible we will make investments in other markets in the future.

Personnel

As of September 30, 2009 and 2008, we had a total of 311 and 189 employees, respectively. The chart below provides a general breakout of our employee ranks as of each of the two most recent fiscal years.
	As of September 30,
	2009	2008
Management and Administrative	51	32
Research and Development	48	36
Sales and Marketing	212	121

Total Employees	311	189

Research and Development

We incurred research and development expenses for the years ended September 30, 2009 and 2008 of $118 thousand and $123 thousand, respectively.

Video Advertising Industry Overview and Market Opportunity

According to the China Internet Network Information Center, as of June 30, 2009 China had 338 million internet users, which is the largest population of internet users in the world. Additionally, China has a total of 42 million SMEs, which represents a total potential market for Subaye’s video advertising solutions of approximately $60.5 billion. Guangdong Province, where we currently operate on a full scale, has approximately 3.6 million SMEs, representing a total potential market of $5.2 billion.

www.subaye.com

The Company's www.subaye.com website is focused on providing a video showcase advertising solution for its members to sell their goods and services into the Chinese marketplace.  This website’s video advertising product generated $22,023 thousand and $7,680 in revenues for the years ended September 30, 2009 and 2008, respectively.

We launched the internet video services on our www.subaye.com website and began generating revenues from corporate video uploading services in November 2006. We have grown significantly since we commenced operations. Our corporate video uploading services users totaled 63,311 members as of November 30, 2009. Our paying members are charged a monthly fee of approximately 800 Renminbi, or $120.  As of November 30, 2009, we had 17,299 paying members.  The remainder of the members are utilizing the website free of charge for varying periods of time based on our promotional activities.

	www.subaye.com Members		www.subaye.com Company Profiles
	As of the End of Month**	Month Over Month Growth	As of the End of Month	Month Over Month Growth

January 31, 2007	6,562		9,807
February 28, 2007	9,230	41%	12,101	23%
March 31,2007	10,625	15%	21,204	75%
April 30, 2007	11,447	8%	26,323	24%
May 31, 2007	11,699	2%	27,989	6%
June 30, 2007	11,968	2%	29,821	7%
July 31, 2007	12,500	4%	32,560	9%
August 31, 2007	12,876	3%	36,999	14%
September 30, 2007	15,121	17%	38,123	3%
October 31, 2007	15,903	5%	39,400	3%
November 30, 2007	16,023	1%	40,995	4%
December 31, 2007	16,348	2%	45,243	10%
January 31, 2008	18,859	15%	53,343	18%
February 29, 2008 *	19,015	1%	40,301	(24)%
March 31,2008	19,659	3%	46,233	15%
April 30, 2008	23,788	21%	49,112	6%
May 31, 2008	26,442	11%	64,410	31%
June 30, 2008	29,323	11%	68,894	7%
July 31, 2008	29,743	1%	69,996	2%
August 31, 2008	30,127	1%	70,889	1%
September 30, 2008	32,366	7%	71,884	1%
October 31, 2008	34,121	5%	73,298	2%
November 30, 2008	34,545	1%	73,999	1%
December 31, 2008	35,989	4%	75,435	2%
January 31, 2009	36,169	1%	75,685	0%
February 29, 2009	36,199	0%	75,985	0%
March 31,2009	36,991	2%	76,685	1%
April 30, 2009	39,822	8%	80,025	4%
May 31, 2009	40,338	1%	81,399	2%
June 30, 2009	41,111	2%	81,555	0%
July 31, 2009	41,576	1%	81,979	1%
August 31, 2009	43,199	4%	83,278	2%
September 30, 2009	43,838	1%	85,113	2%
October 31, 2009	56,434	29%	89,981	6%
November 30, 2009 *	63,311	12%	72,126	(20)%

* During November 2009 and February 2008, the Company conducted a campaign to remove corporate profiles which were either considered to be of poor quality or were not associated with customers who were continuing to pay for our services. Subaye anticipates this process will be necessary at least once annually.

**The number of members of www.subaye.com disclosed in this chart includes both paying and non-paying members of www.subaye.com.
From July 1, 2007 through December 31, 2007, Subaye.com offered a special promotion to allow potential member users and current member users to use of our website free of charge. As a result, no revenue was generated by the video advertising platform during this time period.

www.x381.com

The Company's www.x381.com website is focused on selling goods and services to the marketplace in China.  This website generated approximately $29 thousand and $0 in revenues for the years ended September 30, 2009 and 2008. During September 2009, Subaye decided to discontinue services at www.x381.com for the time being while the online shopping mall is in development. When the online shopping mall is launched in June 2010, Subaye will invite the former members of www.x381.com to launch and promote the online shopping mall. Ultimately, much of the infrastructure and design features of www.x381.com will be utilized and potentially integrated directly into the design of Subaye’s online shopping mall.

Subaye provided services at the www.x381.com website to its members free of charge since the website was developed in July 2007.  In July 2009 the Company charged a one time fee of approximately $100 per member.

Other Websites

We are continuing to develop the www.goongood.com and www.goongreen.org websites but have temporarily delayed the official launch of any revenue-generating business models associated with these websites.

MyStarU.com and Icurls.com

The Company purchased www.mystaru.com on October 1, 2006, and www.icurls.com on November 20, 2006. We expect to use the two websites in 2010 to continue to develop the Company’s offerings in the arts education market. Through the date of this report, Subaye has sold $2,200 thousand in “master franchise licenses” and $1,800 thousand in "end user licenses" to unrelated parties in China. The third party purchasers are intent on utilizing Subaye’s education-related web-based offerings in certain sectors of China.

The web-based offerings consists of a state-of-the-art streaming video platform with education courses in the music and movie industries in China. The courseware was developed using Guangzhou Subaye's EDU v5.0 Education Management System. The multimedia content is produced using Adobe Flash(r) video synchronized presentations and demonstrative video clips. Users can view multimedia performing training presentations that include downloadable video files of course materials and are then able to upload their own video files to teachers for analysis, which affords users the opportunity to have questions answered by course teachers. Subaye intends to use this new capability to reach hundreds of thousands of young people who are interested in entering the performing arts, music and movie industries.

Entertainment Media Industry Overview and Market Opportunity

According to the Associated Press and China Daily,  motion picture box office receipts in mainland China reached $629,000 thousand in 2008, an increase of 30.5% over the receipts for 2007. China currently restricts the nationwide release of foreign motion pictures such that only 20 foreign motion pictures can be released in China during a year. Approximately 40% of the motion picture box office receipts were generated by foreign motion pictures released nationwide in China. We feel China’s current policy within the entertainment industry along with the population in China provides our partners with a tremendous opportunity to produce profitable motion pictures in the coming years. We do not believe China’s policy with regard to the entertainment industry will change in the coming years. It is our intention to utilize the assets and contacts we currently have in order to participate and profit from the growth of the entertainment industry in China. We expect to profit from our direct investment in copyrights to Chinese entertainment assets, and will also continue to produce advertisements and develop marketing plans for customers who are searching for advertising and marketing opportunities in the entertainment media industry in China.

Trade Services Industry Overview and Market Opportunity

On December 18, 2009, the China Institute for World Trade Organization, released a report which forecasted 15% growth in Chinese imports during 2010 and 13% growth in Chinese exports. If these growth rates are in fact realized, we expect our trade services business segment will benefit directly and our online membership services business segment should benefit indirectly from the forecasted resurgence in international trade.

We operate our trade services business exclusively in Guangdong Province, which is one of the most significant international import and export centers in China and also serves a large portion of the domestic trade market in China. We conduct our trade services business through our subsidiary, Guangzhou Panyu Metals and Materials Limited, which holds the necessary licenses to conduct international and domestic trading and provide logistics services to our customers. The Company has embraced China’s move towards domestic trade and will be working to develop domestic trade business as new opportunities in China continue to become available seemingly on a daily basis.

Business Strengths

First Mover

We are one of only a few significant businesses operating a video advertising platform in China. Subaye’s largest and most successful competitor is www.taobao.com, is operated by Alibaba. Alibaba is one of the premier internet portals in China. Alibaba had over $500 million in revenues over the past 12 months, but has not embraced video advertising yet. If this company adopted video advertising, it would likely take several years of development and operational organization in order to implement a successful and comparable video advertising platform to ours. We believe the graphic-based competition will eventually become obsolete. As a result of our first mover status, it is our goal to be a clear leader in the video advertising field for many years to come.

Comprehensive Marketing as Opposed to Product Specific Advertising

We offer the members of www.subaye.com a video advertising solution that can be designed to market a member’s entire business as opposed to a particular product. Other graphic-based advertising solutions such as those available at www.taobao.com and www.ebay.com are only capable of showcasing a particular image, which is usually nothing more than a picture of a product or possibly a group of products.

Access to the Entertainment Media Industry

The management and certain members of the Board of Directors have significant experience and contacts within the entertainment media industry in Asia. Subaye routinely invests in entertainment productions in Asia. We have been successful in developing and placing advertisements for our customers within motion pictures released in Asia. We do not believe any of our current competitors can offer such services. It is our belief that the additional advertising solutions we are able to provide in the entertainment media industry provide us with a key advantage over our competitors. We expect our customers who utilize our experience and contacts within the entertainment media industry will pay a significant premium for this form of marketing.

Customer Relationships

We develop video showcases and other varied marketing solutions and also provide business guidance related to both the international and domestic trading markets. We typically work with our customers through direct face-to-face meetings. We believe we provide business guidance to these customers beyond just basic advice and that the combination of our contacts, experience and expertise in the marketing and advertising industries are incomparable. We believe this method of doing business results in more loyal and beneficial relationships with our customers.

Technology

Our technology, namely our internet infrastructure and customer-friendly SaaS software, has been developed and refined over approximately the past 5 years. We believe we have the most efficient and effective internet infrastructure and user interface of any video advertising business in China.

Pricing

We provide products and services with competitive pricing. The paying members of www.subaye.com are charged fees of approximately $120 per month for our video advertising product. We believe our closest competitor is www.taobao.com, a Chinese website operated by Alibaba. Customers of www.taobao.com are charged approximately 10 times the monthly fee of $120 that we charge at www.subaye.com.  Still, we believe our platform at www.subaye.com is more comprehensive and beneficial to our customers than the platforms offered by our competitors.

Business Strategy

Expansion of Customer Base

We will continue to seek expansion of our membership base within the video advertising business segment. We increased our sales force and provided additional training to the sales force in the past year. We are constantly offering new promotional terms and offerings in order to attract new members. We also expect our trade services business segment to generate substantial new business in the coming years as Subaye considers itself to be an experienced international trading company that also has the necessary domestic contacts to develop a strong and successful domestic trade services business.

Acquisition of Assets or Businesses

We will continue to seek out additional assets, namely websites and copyrights, and will likely complete numerous asset or business acquisitions in the future.  Future potential acquisitions will be contemplated by the Company’s management with the knowledge and understanding that we have gained from operations and business development work completed in recent years.  In general, we intend to review potential acquisitions that we believe will generate profits over the initial 5 year term that equals or exceeds the total purchase price of the asset or business.

Company History

 Subaye, Inc. is a Delaware corporation. The Company was originally incorporated on January 6, 1997 in the State of Indiana under the corporate name MAS Acquisition XXI Corp. On December 21, 2000, the Company acquired Telecom Communications of America, a sole proprietorship in California, and changed its name to Telecom Communications, Inc. On February 28, 2005, the Company reincorporated in the State of Delaware by merging with a Delaware corporation of the same name. The surviving Delaware corporation succeeded to all of the rights, properties and assets and assumed all of the liabilities of the original Indiana corporation. On June 16, 2006, the Company acquired approximately 46% of Subaye.com, Inc. On May 16, 2007, the Company acquired an additional 18% of Subaye.com, Inc. On July 10, 2007, the Company changed its name from Telecom Communications, Inc. to MyStarU.com, Inc. During the fiscal year ended September 30, 2009, the Company acquired an additional approximate 5% of Subaye.com, Inc through a series of transactions involving the repayment of debts owed to the Company from Subaye.com, Inc. and an additional cash investment in Subaye.com, Inc by the Company. On October 26, 2009, the Company changed its name to Subaye, Inc.  On November 6, 2009, we acquired approximately 31% of Subaye.com, Inc., upon which Subaye.com, Inc. became a wholly-owned subsidiary of Subaye.

Item 1A.  Risk Factors.

Risks Related to Our Business

Our limited operating history makes it difficult to evaluate our future prospects and results of operations.

We have a limited operating history. Accordingly, you should consider our future prospects in light of the risks and uncertainties experienced by early stage companies in evolving industries such as the internet industry in China. As a result of our limited operating history, we have limited financial data that you can use to evaluate our business and prospects. As a result of these factors, the future revenue and income potential of our business is uncertain. If we are unsuccessful in addressing any of these risks and uncertainties, our business may be materially and adversely affected.

We sustained losses in the past and our historical financial information may not be representative of our future results of operations.

We have experienced growth in recent periods, in part, due to the growth in China’s internet industry, which may not be representative of future growth or be sustainable. We cannot assure you that our historical financial information is indicative of our future operating results or financial performance, or that our profitability will be sustained.

We face significant competition and may suffer from a loss of users and customers as a result.

We face significant competition in almost every aspect of our business, particularly from other companies that seek to provide internet video services to users and provide online marketing services to customers. Our main competitors include U.S.-based internet video providers such as Google, Yahoo! and Microsoft, as well as other Chinese internet companies. These Chinese competitors include internet portals such as Netease, Sina and Sohu, other internet video service providers, such as Baidu, and business-to-business, or B2B, service providers such as Alibaba. We compete with these entities for both users and customers on the basis of user traffic, quality (relevance) and quantity (index size) of the video online, availability and ease restriction of use of products and services, the number of customers, distribution channels and the number of associated third-party websites. In addition, we may face greater competition from our U.S. competitors as a result of, among other things, a relaxation on the foreign ownership restrictions of Chinese internet content and advertising companies, improvements in online payment systems and internet infrastructure in China and our U.S. competitors’ increased business activities in China.

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

We have developed our user base primarily by word-of-mouth and incurred limited brand promotion expenses prior to 2009. We have recently initiated brand promotion efforts, but we cannot assure you that our new marketing efforts will be successful in further promoting our brand. If we fail to promote and maintain the "Subaye" brand, or if we incur excessive expenses in this effort, our business and results of operations could be materially and adversely affected.

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

The internet industry is subject to rapid technological changes. Our future success will depend on our ability to respond to rapidly changing technologies, adapt our services to evolving industry standards and improve the performance and reliability of our services. Our failure to adapt to such changes could harm our business. New marketing media could also adversely affect us. For example, the number of people accessing the internet through devices other than personal computers, including mobile telephones and hand-held devices, has increased in recent years. If we are slow to develop products and technologies that are more compatible with those devices or non-PC communications devices, we may not be successful in capturing a significant share of this increasingly important market for media and other services. In addition, the widespread adoption of new internet, networking or telecommunications technologies or other technological changes could require substantial expenditures to modify or adapt our products, services or infrastructure. If we fail to keep up with rapid technological changes to remain competitive in our rapidly evolving industry, our future success may be adversely affected.

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

Because we primarily rely on distributors in providing services through www.subaye.com, our failure to retain key distributors or attract additional distributors could materially and adversely affect our business.

Online marketing is at an early stage of development in China and is not as widely accepted by or available to businesses in China as in the United States. As a result, we rely heavily on a nationwide distribution network of third-party distributors for our sales to, and collection of payment from our customers. If our distributors do not provide quality services to our customers or otherwise breach their contracts with our customers, we may lose customers and our results of operations may be materially and adversely affected. We do not have long-term agreements with any of our distributors, including our key distributors, and cannot assure you that we will continue to maintain favorable relationships with them. Our distribution arrangements, except for those with our key distributors, are non-exclusive. Furthermore, some of our distributors also contract with our competitors or potential competitors and may not renew their distribution agreements with us. In addition, as new methods for accessing the internet, including the use of wireless devices, become available, we may need to expand our distribution network. If we fail to retain our key distributors or attract additional distributors on terms that are commercially reasonable, our business and results of operations could be materially and adversely affected.

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

Our business depends on the performance and reliability of the internet infrastructure in China. Almost all access to the internet is maintained through state-owned telecommunication operators under the administrative control and regulatory supervision of the Ministry of Information Industry of China. In addition, the national networks in China are connected to the internet through international gateways controlled by the Chinese government. These international gateways are the only channels through which a domestic user can connect to the internet. We cannot assure you that a more sophisticated internet infrastructure will be developed in China. We may not have access to alternative networks in the event of disruptions, failures or other problems with China’s internet infrastructure. In addition, the internet infrastructure in China may not support the demands associated with continued growth in internet usage.

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

Our www.subaye.com website regularly serves a large number of users and customers and delivers a large number of daily video views. Our technology infrastructure is highly complex and may not provide satisfactory service in the future, especially as the number of customers using our web-based services increases. We may be required to upgrade our technology infrastructure to keep up with the increasing traffic on our websites, such as increasing the capacity of our hardware servers and the sophistication of our software. If we fail to adapt our technology infrastructure to accommodate greater traffic or customer requirements, our users and customers may become dissatisfied with our services and switch to our competitors’ websites, which could harm our business.

If we fail to detect click-through fraud, we could lose the confidence of our customers and our revenues could decline.

We may become exposed to the risk of fraudulent clicks on ads posted by individuals seeking to increase the advertising fees paid to our web publishers when we commence internet advertising services. Although we have not historically generated revenues from advertising, we may do so in the future. We may have to refund revenue that our advertisers have paid to us and that was later attributed to click-through fraud. Click-through fraud occurs when an individual clicks on an ad displayed on a website for the sole intent of generating the revenue share payment to the publisher rather than to view the underlying content. From time to time it is possible that fraudulent clicks will occur and we would not allow our advertisers to be charged for such fraudulent clicks. This would negatively affect the profitability of our online advertising agency business, and this type of fraudulent act could hurt our brand. If fraudulent clicks are not detected, the affected advertisers may experience a reduced return on their investment in our performance-based advertising network, which could lead the advertisers to become dissatisfied with our online advertising agency business, and in turn lead to loss of advertisers and the related revenue. At the moment, we have no specific plans to focus on mitigating this risk through specific actions but we may need to subscribe to certain applicable software platforms that detect click-through fraud and possibly work with consultants to further mitigate this risk. This could adversely affect our business and our prospects.

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

Risks Related to Our Corporate Structure

Chinese laws and regulations governing our businesses and the validity of certain of our contractual arrangements are uncertain. If we are found to be in violation, we could be subject to sanctions which could result in significant disruptions to our operations and/or our ability to generate revenues.

There are substantial uncertainties regarding the interpretation and application of Chinese laws and regulations, including, but not limited to, the laws and regulations governing our business, or the enforcement and performance of our contractual arrangements with our vendors and customers. Subaye is considered a foreign person or foreign enterprise under Chinese law. As a result, we are subject to Chinese law limitations on foreign ownership of internet and advertising companies. These laws and regulations are relatively new and may be subject to change, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.

Chinese laws currently provide limited guidance as to whether an internet video provider that provides video result links to domestic news websites is required to obtain an approval from the State Council News Office. Chinese laws also do not provide clear guidance as to whether an internet video provider that provides links to online audio/video products is required to obtain an internet culture permit from the Ministry of Culture or a license for broadcasting audio/video programs from the State Administration of Radio, Film and Television. If the interpretation of existing laws and regulations changes or new regulations comes into effect requiring us to obtain any such licenses, permits or approvals, we cannot assure you that we may successfully obtain them, and we may need to remove links to news and audio/video products until we obtain the requisite licenses, permits and approvals.

The Chinese government has broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business and other licenses and requiring actions necessary for compliance. In particular, licenses and permits issued or granted to us by relevant governmental bodies may be revoked at a later time by higher regulatory bodies. We cannot predict the effect of the interpretation of existing or new Chinese laws or regulations on our businesses. We cannot assure you that our current ownership and operating structure would not be found in violation of any current or future Chinese laws or regulations. As a result, we may be subject to sanctions, including fines, and could be required to restructure our operations or cease to provide certain services. Any of these or similar actions could significantly disrupt our business operations or restrict us from conducting a substantial portion of our business operations, which could materially and adversely affect our business, financial condition and results of operations.

Complexity, uncertainties and changes in Chinese regulation of internet business and companies could affect our operations, including placing limitations on our ability to own key assets, such as our websites.

The Chinese government extensively regulates the internet industry including foreign ownership of, and the licensing and permit requirements pertaining to companies in the internet industry. These internet-related laws and regulations are relatively new and evolving, and their interpretation and enforcement involve significant uncertainty. As a result, in certain circumstances it may be difficult to determine what actions or omissions may be deemed to be a violation of applicable laws and regulations. Issues, risks and uncertainties relating to Chinese government regulation of the internet industry include the following:

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

•
Certain Chinese government authorities have stated publicly that they are in the process of promulgating new laws and regulations that will regulate internet activities. The areas of regulation may include online advertising, online news displaying, online audio-video program broadcasting and the provision of culture-related information over the internet. Other aspects of our online operations may be regulated in the future. If our operations do not comply with these new regulations at the time they become effective, we could be subject to penalties.

The interpretation and application of existing Chinese laws, regulations and policies and possible new laws, regulations or policies have created substantial uncertainties regarding the legality of existing and future foreign investments in, and the businesses and activities of, internet businesses in China, including our business.

In order to comply with Chinese laws limiting foreign ownership of internet and advertising businesses, we conduct our ICP (independent content provider) and online advertising businesses through our subsidiary, Guangzhou Subaye Computer Tech Limited. If the Chinese government determines that these contractual arrangements do not comply with applicable regulations, our ability to operate could be significantly reduced resulting in loss of customers and revenue.

The Chinese government restricts foreign investment in internet and advertising businesses. Accordingly, we operate our websites and our online advertising business in China through Guangzhou Subaye Computer Tech Limited ”GZ Subaye,” our wholly-owned subsidiary. GZ Subaye holds the licenses and approvals necessary to operate our website and our online advertising business in China. We cannot assure you, however, that we will be able to enforce these contracts. Although we believe we comply with current Chinese regulations, we cannot assure you that the Chinese government would agree that these operating arrangements comply with Chinese licensing, registration or other regulatory requirements, with existing policies or with requirements or policies that may be adopted in the future. If the Chinese government determines that we do not comply with applicable law, it could revoke our business and operating licenses, require us to discontinue or restrict our operations, restrict our right to collect revenues, block our website, require us to restructure our operations, impose additional conditions or requirements with which we may not be able to comply, impose restrictions on our business operations or on our customers, or take other regulatory or enforcement actions against us that could be harmful to our business.

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

The Chinese government has adopted regulations governing internet access and the distribution of news and other information over the internet. Under these regulations, internet content providers and internet publishers are prohibited from posting or displaying over the internet content that, among other things, violates Chinese laws and regulations, impairs the national dignity of China, or is reactionary, obscene, superstitious, fraudulent or defamatory. Failure to comply with these requirements may result in the revocation of licenses to provide internet content and other licenses and the closure of the concerned websites. In the past, failure to comply with such requirements has resulted in the closure of certain websites. The website operator may also be held liable for such censored information displayed on or linked to the website.

In addition, the Ministry of Information Industry has published regulations that subject website operators to potential liability for content displayed on their websites and the actions of users and others using their systems, including liability for violations of Chinese laws prohibiting the dissemination of content deemed to be socially destabilizing. The Ministry of Public Security has the authority to order any local internet service provider to block any internet website at its sole discretion. From time to time, the Ministry of Public Security has stopped the dissemination over the internet of information which it believes to be socially destabilizing. The State Secrecy Bureau is also authorized to block any website it deems to be leaking State secrets or failing to meet the relevant regulations relating to the protection of State secrets in the dissemination of online information.

Although we attempt to monitor the content in our video sharing results at www.subaye.com, we are not able to control or restrict the content of other internet content providers linked to or accessible through our websites, or content generated or placed on www.subaye.com by our users. To the extent that Chinese regulatory authorities find any content displayed on our websites objectionable, they may require us to limit or eliminate the dissemination of such information on our websites, which may reduce our user traffic and have an adverse effect on our business. In addition, we may be subject to penalties for violations of those regulations arising from information displayed on or linked to our websites, including a suspension or shutdown of our online operations.

Chinese government authorities may deem certain third-party websites unlawful and could require us to remove links to such websites, which may reduce our user traffic and reduce revenues.

The internet industry in China, including the operation of online activities, is extensively regulated by the Chinese government. Various Chinese government authorities, such as the State Council, the Ministry of Information Industry, the State Administration for Industry and Commerce, the State Press and Publication Administration and the Ministry of Public Security are empowered to issue and implement regulations governing various aspects of the internet and online activities. Substantial uncertainties exist regarding the potential impact of current and future Chinese laws and regulations on internet video providers. We are not able to control or restrict the operation of third-party websites linked to or accessible through our website. If third-party websites linked to or accessible through our websites operate unlawful activities such as online gambling on their websites, Chinese regulatory authorities may require us to remove the links to such websites or suspend or shut down the operation of such websites. This in turn may reduce our user traffic and adversely affect our business. In addition, we may be subject to potential liabilities for providing links to third-party websites that operate unlawful activities.

Intensified government regulation of internet cafes could restrict our ability to maintain or increase user traffic to our website.

In April 2001, the Chinese government began tightening its regulation of internet cafes. In particular, a large number of unlicensed internet cafes have been closed. In addition, the Chinese government has imposed higher capital and facility requirements for the establishment of internet cafes. Furthermore, the Chinese government’s policy, which encourages the development of a limited number of national and regional internet cafe chains and discourages the establishment of independent internet cafes, may slow down the growth of internet cafes. Recently, the Ministry of Culture, together with other government authorities, issued a joint notice suspending the issuance of new internet cafe licenses. It is unclear when this suspension will be lifted. So long as internet cafes are one of the primary venues for our users to access our website, any reduction in the number, or any slowdown in the growth, of internet cafes in China could limit our ability to maintain or increase user traffic to our website.

If Chinese law were to phase out the preferential tax benefits currently being extended to foreign invested enterprises and “new or high-technology enterprises” located in a high-tech zone, we would have to pay more taxes, which could result in reduced income.

Under Chinese laws and regulations, a foreign invested enterprise may enjoy preferential tax benefits if it is registered in a high-tech zone and also qualifies as a “new or high-technology enterprise” or a “software developer enterprise.” If the Chinese law were to phase out preferential tax benefits currently granted to “new or high-technology enterprises” and technology consulting services, we would be subject to the standard statutory tax rate, which currently is 25%, and we would be unable to obtain business tax refunds for our provision of technology consulting services. Loss of these preferential tax treatments could have a material and adverse effect on our financial condition and results of operations.

Governmental control of currency conversion may affect the value of your investment.

The Chinese government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of China. We receive substantially all of our revenues in RMB. Under our current structure, our cash receipts are primarily derived from cash transfers from our Chinese subsidiaries. Shortages in the availability of foreign currency may restrict the ability of our Chinese subsidiaries and our affiliated entities to remit sufficient foreign currency to pay cash or other payments to us, or otherwise satisfy their foreign currency denominated obligations. Under existing Chinese foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies. The Chinese government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay dividends in foreign currencies to our shareholders, including holders of our Common Stock.

Recent Chinese regulations relating to acquisitions of Chinese companies by foreign entities may create regulatory uncertainties that could limit our Chinese subsidiaries’ ability to distribute dividends or otherwise adversely affect the implementation of our acquisition strategy.

The Chinese State Administration of Foreign Exchange, or SAFE, issued a public notice in January 2005 concerning foreign exchange regulations on mergers and acquisitions in China. The public notice states that if an offshore company intends to acquire a Chinese company, such acquisition will be subject to strict examination by the relevant foreign exchange authorities. The public notice also states that the approval of the relevant foreign exchange authorities is required for any sale or transfer by the Chinese residents of a Chinese company’s assets or equity interests to foreign entities, such as us, for equity interests or assets of the foreign entities.

In April 2005, SAFE issued another public notice clarifying the January notice. In accordance with the April notice, if an acquisition of a Chinese company by an offshore company controlled by Chinese residents had been confirmed by a Foreign Investment Enterprise Certificate prior to the issuance of the January notice, each of the Chinese residents is required to submit a registration form to the local SAFE branch to register his or her respective ownership interests in the offshore company. The SAFE notices do not specify the timeframe during which such registration must be completed. The Chinese resident must also amend such registration form if there is a material event affecting the offshore company, such as, among other things, a change to share capital, a transfer of stock, or if such company is involved in a merger and an acquisition or a spin-off transaction or uses its assets in China to guarantee offshore obligations. We have notified our shareholders who are Chinese residents to register with the local SAFE branch as required under the SAFE notices. However, we cannot provide any assurances that all of our shareholders who are Chinese residents will comply with our request to make or obtain any applicable registrations or approvals required by these SAFE notices. The failure or inability of our Chinese resident shareholders to comply with the registration procedures set forth therein may subject us to fines and legal sanctions, restrict our cross-border investment activities, or limit our Chinese subsidiaries’ ability to distribute dividends to our company.

As it is uncertain how the SAFE notices will be interpreted or implemented, we cannot predict how these regulations will affect our business operations or future strategy. For example, we may be subject to more stringent review and approval process with respect to our foreign exchange activities, such as remittance of dividends and foreign-currency-denominated borrowings, which may adversely affect our results of operations and financial condition. In addition, if we decide to acquire a Chinese company, we cannot assure you that we or the owners of such company, as the case may be, will be able to obtain the necessary approvals or complete the necessary filings and registrations required by the SAFE notices. This may restrict our ability to implement our acquisition strategy and could adversely affect our business and prospects.

Fluctuation in the value of RMB may have a material adverse effect on your investment.

The value of RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. On July 21, 2005, the Chinese government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the Chinese government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar. Our revenues and costs are mostly denominated in RMB, while a significant portion of our financial assets are denominated in U.S. dollars. We rely entirely on dividends and other fees paid to us by our subsidiaries and affiliated entity in China. Any significant revaluation of RMB may materially and adversely affect our cash flows, revenues, earnings and financial position, and the value of, and any dividends payable on, our stock in U.S. dollars. For example, an appreciation of RMB against the U.S. dollar would make any new RMB denominated investment or expenditure more costly to us, to the extent that we need to convert U.S. dollars into RMB for such purposes. An appreciation of RMB against the U.S. dollar would also result in foreign currency translation losses for financial reporting purposes when we translate our RMB denominated financial assets into U.S. Dollars, as the U.S. Dollar is our reporting currency.

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

We may engage in equity financing in the future in order to raise funds for working capital, financing expansion efforts and/or investing in research and development. Such financing may result in a substantial dilution of your equity stake in our company.

Item 2. Properties.

The Company has an operating lease for an office in Foshan City, People’s Republic of China.  The office has a gross area of approximately 4,010 square feet, for a term of 36 months from July 1, 2008 through June 30, 2011 in the amount of $173,232.

The Company has an operating lease for its headquarters in Guangzhou City, People’s Republic of China.  The office has a gross area of approximately 22,000 square feet, for a term of 24 months from February 1, 2009 through January 31, 2011 in the amount of $211,776.

Item 3.  Legal Proceedings.

As of the date of this filing, the Company is not a party to any legal proceeding that could reasonably be expected to have a material impact on our operations or finances.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is currently traded on a limited basis on the OTCBB in the United States of America under the symbol “SBAY.OB.” The quotation of our common stock on the OTCBB does not assure that a meaningful, consistent and liquid trading market currently exists. We cannot predict whether a more active market for our common stock will develop in the future. In the absence of an active trading market:

•	Investors may have difficulty buying and selling or obtaining market quotations;

•	Market visibility for our common stock may be limited; and

•	A lack of visibility of our common stock may have a depressive effect on the market price for our common stock.

The reported high and low sale prices for the common stock are shown below for the periods indicated. The prices reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not always represent actual transactions. As of December 23, 2009, we had approximately 195 stockholders of record. We anticipate many more shares are held in “street name” whereby our transfer agent does not have a record the individual or entity who holds the stock certificates.

Period	High*	Low*

Quarter ended December 31, 2007	$60.00	$13.00
Quarter ended March, 2008	$32.00	$12.00
Quarter ended June 30, 2008	$20.00	$12.00
Quarter ended September 30, 2008	$14.00	$8.00
Quarter ended December 31, 2008	$60.00	$13.00
Quarter ended March, 2009	$32.00	$12.00
Quarter ended June 30, 2009	$20.00	$12.00
Quarter ended September 30, 2009	$14.00	$8.00

On September 30, 2009, SBAY was quoted at $9.00 per share.

*On October 23, 2009, the Company effectuated a 100 for 1 reverse split.  The prices above reflect the price per share adjusted for the reverse split.

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

Recent Sales of Unregistered Securities.

On June 9, 2009, we sold 60,000 shares of common stock at $6.00 a share for $360 thousand to Gui Wen Cai.

On June 9, 2009, we sold 5,600 shares of common stock at $6.00 a share for $34 thousand to Todd Heinzl.

On August 3, 2009, we sold 500,000 shares of common stock at $6.00 a share for $3,000 thousand Wukuang IE Limited.

On August 17, 2009, we sold 60,000 shares of common stock at $7.00 a share for $420 thouand to Bon Air Group Limited.

On August 17, 2009, we sold 55,000 shares of common stock at $7.00 a share for $385 thousand to Gui Wen Cai.

On September 25, 2009, we sold 100,000 shares of common stock and warrants to purchase an additional 220,000 shares of common stock at $12.00 per share for $800 thousand to Wukuang IE Limited.

On November 6, 2009, the Company entered into a Share Exchange Agreement with certain shareholders of its subsidiary, Subaye.com, Inc. Pursuant to the terms of the Share Exchange, the Company issued 3,408,852 shares of its common stock in exchange for all outstanding shares of common stock of Subaye.com, Inc. the Company did not already own (the “Share Exchange”). As a result of the Share Exchange, Subaye.com, Inc. became a wholly-owned subsidiary of the Company.

The securities were issued in reliance on an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and all securities re “restricted securities” within the meaning under the Securities Act.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide information that is supplemental to, and should be read together with, the Company’s consolidated financial statements and the accompanying notes contained in this Prospectus. Information in this Item 7 is intended to assist the reader in obtaining an understanding of the consolidated financial statements, the changes in certain key items in those financial statements from year to year, the primary factors that accounted for those changes, and any known trends or uncertainties that the Company is aware of that may have a material effect on the Company’s future performance, as well as how certain accounting principles affect the consolidated financial statements. MD&A includes the following sections:

•  Highlights and Executive Summary

•  Results of Operations—an analysis of the Company’s consolidated results of operations, for the two years presented in the consolidated financial statements

•  Liquidity and Capital Resources—an analysis of the effect of the Company’s operating, financing and investing activities on the Company’s liquidity and capital resources

•  Off-Balance Sheet Arrangements—a discussion of such commitments and arrangements

•  Critical Accounting Policies and Estimates—a discussion of accounting policies that require significant judgments and estimates

•  New Accounting Pronouncements—a summary and discussion of the Company’s plans for the adoption of relevant new accounting standards relevant

           The following discussion contains forward-looking statements that reflect the Company’s plans, estimates and beliefs. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Prospectus particularly in "Special Note Regarding Forward-Looking Statements," "Market Data" and "Risk Factors."

Highlights and Executive Summary

For the year ended September 30, 2009, the Company reported revenues of $47,987 thousand, an increase of 64% from revenues of $29,172 thousand reported for the year ended September 30, 2008.  Net income was $9,778 thousand for the year ended September 30, 2009 as compared to $3,780 thousand for the year ended September 30, 2008. The Company continued to expand its video advertising membership base.  We generated an additional $17,144 thousand in revenues from the online membership services business segment in 2009, as compared to 2008.

The table below displays the segment revenue and segment net income growth in Subaye’s three business segments for the year ended September 30, 2009 as compared to September 30, 2008, prior to adjustments for the income in the minority interest of our subsidiaries.

Growth Rate, For the Year Ended September 30, 2009
Business Segment	Segment Revenues	Segment Net Income

Online Membership Services	180%	243%
Entertainment Media	43%	(30)%
Trade Services	(11)%	13%

Results of Operations

Income Statement Items

The following tables set forth key components of the Company’s results of operations for the three months ended September 30, 2009 and 2008, respectively.  All dollar amounts, except per share amounts referenced herein are “in thousands”.

Years Ended September 30, 2009 and 2008
	2009	2008	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$47,987	$29,172	$18,815	64%
Cost of Sales	24,642	20,220	4,422	22%
Gross Profit	23,345	8,952	14,393	161%
Operating Expenses	10,525	3,972	6,553	165%
Income From Operations	12,820	4,980	7,840	157%
Income Taxes	-	(6)	6	100%
Minority Interest in Income of Subsidiary	(3,042)	(1,194)	(1,848)	(155)%
Net Income	9,778	3,780	5,998	159%
Other Comprehensive Income	24	37	(13)	(35)%
Comprehensive Income	9,802	3,817	5,985	157%

Earnings per Common Share
- Basic	$5.33	$2.47
- Fully Diluted	$5.32	$2.47

Weighted Average Common Share Outstanding
- Basic	1,836,217	1,532,405
- Fully Diluted	1,839,230	1,532,405

Revenues increased by $18,815:

Revenues were $47,987 for the year ended September 30, 2009 compared to $29,172 for the year ended September 30, 2008. The increase of $18,815 is due primarily to the Company’s growth in its online membership services business segment, which totaled $17,144 in additional revenues in 2009 as compared to 2008.  For the years ended September 30, 2009 and 2008, the Company recorded revenues of approximately $26,651 and $9,507, respectively, for its online membership services business segment, all of which was derived from the www.subaye.com and www.x381.com websites.  Revenues from online membership services were generated primarily from monthly subscription fees paid by the members of www.subaye.com. Additional revenues from the sale of SaaS software licenses totaled $4,426 and $0 for the years ended September 2009 and 2008, respectively. During the period from October 1, 2007 through December 31, 2007, the Company did not charge any membership fees for its members to use the www.subaye.com website. Subaye expects to generate significant growth in 2010 in its online membership services business segment as a result of new advertising and marketing plans recently developed by management, updates to the user interface of www.subaye.com and the launch and integration of Subaye’s online shopping mall, all of which should drive additional internet traffic and potential new business to www.subaye.com. For the years ended September 30, 2009 and 2008, the Company recorded $10,275 and $7,179 in revenues, respectively, for the Company's entertainment media business segment. The Company's licensing and outright sales of its entertainment assets, namely copyrights, continued according to management's plans.  During the years ended September 30, 2009 and 2008, Subaye sold copyrights to 3 and 2 motion pictures for $6,203 and $2,405, respectively. During 2010, Subaye anticipates significant revenues from the release of Dayoucun, the Company’s third significant motion picture investment to be released in Asia since 2005. We will also look to generate revenues from other copyrights we hold for Dayoucun, namely the DVD and international motion picture rights, respectively. Subaye currently only holds copyrights to motion pictures and does not produce motion pictures. Subaye’s production partners are currently in production on motion pictures associated with our copyrights for Qianfu and Paobu. We anticipate that Subaye could generate significant revenues from each of these motion pictures in 2010.  The revenues for the trade services business segment were $11,061 and  $12,486 in 2008, respectively. The Company believes its trade services business segment has recovered well from the recent global financial crisis. Subaye is now focusing on business opportunities within China but will also continue to operate and expand its international business.

Costs of Sales increased by $4,422:

Costs of sales were $24,642 for the year ended September 30, 2009 compared to $20,220 for the year ended September 30, 2008. Amortization of the Company's websites which was included in costs of sales for the years ended September 30, 2009 and 2008 totaled $3,368 and $2,186, respectively.  Amortization of the Company's computer software which was included in costs of sales for the years ended September 30, 2009 and 2008 totaled $3,128 and $965, respectively.  Amortization of the Company's copyrights which was included in costs of sales for the years ended September 30, 2009 and 2008 totaled $1,042 and $50, respectively.  The costs of sales recorded upon the sale of copyright licenses totaled approximately $5,405 in 2009 as compared to $2,107 in 2008.  The costs of sales for the trade services business segment were approximately $10,792 in 2009 versus $12,211 in 2008.

Operating expenses increased by $6,553:

For the year ended September 30, 2009, we incurred operating expenses of $10,525 as compared to $3,972 for the year ended September 30, 2008. Advertising expense was $7,222 and $873 for the years ended September 30, 2009 and 2008, respectively. Subaye incurred a one-time expense of $6,737 during the year ended September 30, 2009 related to an advertising promotion whereby the members of www.subaye.com each received 1,600 DVDs. Each DVD included an introductory promotion specific to the member and a copy of the motion picture released in 2005, titled Big Movie: Subaye. Subaye owns the DVD copyright to Big Movie: Subaye. The members used the DVDs for promotional activities with their customers, many of whom are also potential members of www.subaye.com. Bad debt expense was $332 and $(185) for the years ended September 30, 2009 and 2008, respectively. Depreciation expense totaled $57 and $382 for the years ended September 30, 2009 and 2008, respectively. Stock-based compensation expense totaled $1,375 and $1,538 for the years ended September 30, 2009 and 2008, respectively, due to a decrease in 2009 issuances of stock to consultants and employees as compared to 2008. Other selling, general and administrative expenses for the year ended September 30, 2009 and 2008 totaled approximately $1,539 and $1,364, respectively.

Net income increased by $5,998:

Subaye generated net income of $9,778 for the year ended September 30, 2009 as compared to $3,780 for the year ended September 30, 2008 as a result of the substantial growth of the online membership services business segment.

Corporate tax

The Company accounts for income taxes under the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes – US GAAP” (“ASC 740”).. ASC 740 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between the income tax basis and the financial reporting basis of assets and liabilities. Provisions for income taxes consist of taxes currently due plus deferred taxes. ASC 740 provides guidance on the measurement, recognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties.

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

United States of America

Since we had no operations within the United States, there is no provision for United States taxes and there are no deferred tax amounts as of September 30, 2009 and 2008, respectively.

Delaware

The Company is incorporated in Delaware but does not conduct business in Delaware. Therefore, the Company is not subject to  state corporate income tax.

British Virgin Islands

3G Dynasty and Subaye IIP are incorporated in the British Virgin Islands and, under the current laws of the British Virgin Islands, are not subject to income taxes.

Hong Kong

MyStarU Ltd. and Media Group International Ltd. are incorporated in Hong Kong and are subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. No provision for Hong Kong profits tax has been made as these subsidiaries incurred losses during the years ended September 30, 2009 and 2008, respectively. The applicable Hong Kong statutory tax rate for the years ended September 30, 2009 and 2008 is 17.5%.

People’s Republic of China

The Company is governed by the Income Tax Law of the People’s Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws (“the Income Tax Laws”). Under the Income Tax Laws, foreign investment enterprises (“FIE”) are generally subject to an income tax at an effective rate of 25% on income as reported in their statutory financial statements after appropriate tax adjustments unless the enterprise is located in specially designated regions of cities for which more favorable effective tax rates apply. Upon approval by the Chinese tax authorities, FIEs scheduled to operate for a period of 10 years or more and that are engaged in manufacturing and production may be exempt from income taxes for two years, commencing with their first profitable year of operations, after taking into account any losses brought forward from prior years, and thereafter with a 50% exemption for the next three years.

No provision for Enterprise income tax in China had been made for the years ended September 30, 2009 and 2008 due to the fact that the Company is exempt from the China tax based on the statutory provisions granting a tax holiday for a two year period, as stated above, for the years ended September 30, 2009 and 2008.

On January 1, 2008, the new Enterprise Income Tax (“EIT”) law replaced the prior laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”). The key changes in the new law are:

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

The Company and its subsidiaries were all established before March 16, 2007 and are therefore is qualified to continue enjoying the reduced tax rate as described above through the year ended September 30, 2009.

No provision for enterprise income tax in the PRC had been made for the years ended September 30, 2009 and 2008 due to the fact that certain subsidiaries of the Company are exempt from PRC tax based on the statutory provisions granting a tax holiday for a two year period, as stated above, specifically for the years ended September 30, 2009 and 2008, respectively.  The Company’s tax holiday expired on October 1, 2009.  The following table details the aggregate effect of the tax holiday on the Company’s results of operations for the two most recent fiscal years.
	Year Ended September 30, 2009 (Thousands)	Year Ended September 30, 2008 (Thousands)

PRC Tax Without Consideration of Tax Holiday	$2,932	$924
PRC Tax Savings as a Result of Tax Holiday	$(2,932)	$(924)
Increase in Basic and Diluted Earnings Per Share as a Result of Tax Holiday	$1.60	$0.60

The following table reconciles the statutory rates to the Company’s effective tax rate for the years ended September 30, 2009 and 2008:

	2009	2008
U.S. Statutory rates	35.0%	35.0%
Foreign income	(35.0)%	(35.0)%
China tax rates	25.0%	33.0%
China income tax exemption	(25.0)%	(33.0)%
Effective income tax rates	0.0%	0.0%

Value Added Tax

Enterprises or individuals who sell products, engage in repair and maintenance, or import and export goods in the PRC are subject to a value added tax in accordance with Chinese laws. The value added tax rate applicable to the Company is 6% of the gross sales price. No credit is available for VAT paid on the purchases.

Liquidity and Capital Resources

We believe that our currently-available working capital and collection of our accounts receivable, should be adequate to sustain our operations at least through the end of fiscal year 2010.

As of September 30, 2009, we had a cash balance of $321, consisting of money held in bank in mainland China and Hong Kong banks and cash in hand. We currently have no cash positions in the United States of America or any other countries. We have been funding our operations through receipts from customers and equity-based financing such as the sale of our common stock.

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

Net cash provided by operations for the year ended September 30, 2009 was $2,052. We generated $9,778 in net income for the year ended September 30, 2009. A total of $7,595 in depreciation and amortization was recorded for the year ended September 30, 2009. We recorded $1,375 in amortization expense related to stock based compensation. We recorded income in the minority interest of the Company’s subsidiaries of $3,042. Accounts receivable increased by $5,651. The net additional investments in copyrights for the year ended September 30, 2009 totaled $5,546. Lastly, a total of $8,152 was spent as a deposit to be applied to future inventory purchases for the online shopping mall, once it is complete. In the future, we may use cash in our operations due to the continuing implementation of our business model and increased expenses from costs associated with being a public company.

Net cash used in investing activities for the year ended September 30, 2009 was $6,877. It represented the purchase of three websites for a total of $3,963 and installment payments on Subaye’s new website for the online shopping mall totaling $2,919. Additionally, we incurred expenditures for furniture and fixtures for our new office of $5.

Net cash provided by financing activities for the year ended September 30, 2009 was $4,819. It represented the issuance of 680,600 shares of the Company's common stock for an aggregate purchase price of $4,999 less repayments of short term bank loans of $180.

Our future growth is dependent on our ability to raise capital for expansion, and to seek additional revenue sources. If we decide to pursue any acquisition opportunities or other expansion opportunities, we may need to raise additional capital, although there can be no assurances that such capital-raising activities would be successful.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that will have a current or future effect on our financial condition and changes in financial condition in 2010 or 2009.

Protection of Intellectual Property

The Company currently holds$17,623 in copyrights covering programming rights for movies, internet broadcasts, DVDs and television programming. We cannot guarantee that if a competitor or anyone else were to commence litigation against us, we would be able to adequately defend our position and retain ownership and value in the intellectual property.

Capital Requirements

In 2009 and 2008, the Company raised significant financing by issuing equity securities, namely the Company’s common stock. If management determines that additional financing is necessary, we may not be able to continue to find adequate sources of financing in the future. Certain business segments in which we have committed to expanding operations, namely the “Entertainment Media” business segment, involve very significant capital requirements.

Impact of Inflation

We believe that inflation has had a negligible effect on operations during the years ended September 30, 2009 and 2008, respectively. We believe that we can offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Trends, Events, and Uncertainties

The present demand for our products will be dependent on, among other things, market acceptance of the Company’s concept, the quality of its products, and general economic conditions which are cyclical in nature. The Company’s business operations may be adversely affected by increased competition and prolonged recessionary periods in China.

Dividends

We do not expect to pay dividends for the foreseeable future.  As a result, you could lose your entire investment in the Company.

Table of Contractual Obligations

The following is a table outlining the Company’s actual and projected significant contractual obligations as of September 30, 2009.

	For the Years Ended September 30,
	2010	2011	2012	2013	2014	Total
	(In Thousands)

Operating Lease Obligations (1)	$164	$79	$-	$—	$-	$243

Total	$164	$79	$-	$—	$-	$243

(1)
On July 1, 2008, the Company entered into a lease for new office space North Twelfth Road, Country Garden, Shunde District, Foshan City, Guangdong, China 528312 for approximately $5 thousand per month through June 30, 2011.

On February 1, 2009, the Company entered into a lease agreement to utilize approximately 22,000 square feet of office space at 349 Dabei Road, Shiqiao Street, Panyu District, Guangzhou City, Guangdong, China 511400 for approximately $9 thousand per month through January 31, 2011.

Critical Accounting Policies and Estimates

The discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements, which have been prepared in accordance with GAAP. In connection with the preparation of consolidated financial statements, the Company is required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and the related disclosures. The assumptions, estimates and judgments included within these estimates are based on historical experience, current trends and other factors we believe to be relevant at the time the consolidated financial statements were prepared. On a regular basis, the accounting policies, assumptions, estimates and judgments are reviewed to ensure that the consolidated financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from the assumptions and estimates, and such differences could be material.

The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions are used for, but are not limited to: (1)  asset impairments and (2) depreciable lives of assets. Future events and their effects cannot be predicted with certainty, and accordingly, accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of the consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. We evaluate and update these assumptions and estimates on an ongoing basis and may employ outside experts to assist with these evaluations. Actual results could differ from the estimates that have been used.

Significant accounting policies are discussed in Note 1, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements. We believe the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results, as they require management to make difficult, subjective or complex judgments, and to make estimates about the effect of matters that are inherently uncertain.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Impairment of Long Lived Assets

The carrying amounts of long-lived assets are reviewed periodically in order to assess whether the recoverable amounts have declined below the carrying amounts.
These assets are tested for impairment whenever events or changes in circumstances indicate that their recorded carrying amounts may not be recoverable. When such a decline has occurred, the carrying amount is reduced to recoverable amount. The recoverable amount is the greater of the net selling price and the value in use.  It is difficult to precisely estimate selling price because quoted market prices for the Company’s assets or cash-generating units are not readily available. In determining the value in use, expected cash flows generated by the asset or the cash-generating unit are discounted to their present value, which requires significant judgment relating to level of sales volume, selling price and amount of operating costs. The Company uses all readily available information in determining an amount that is a reasonable approximation of recoverable amount, including estimates based on reasonable and supportable assumptions and projections of sales volume, selling price and amount of operating costs.

Estimates contemplated by the Company with regard to the recoverability of carrying amounts for its long lived assets may prove to be inaccurate, in which case property, plant and equipment may be understated or overstated. In the future, if property, plant and equipment are determined to be overvalued, the Company would be required to recognize such costs in operating expenses at the time of such determination. Likewise, if property, plant and equipment are determined to be undervalued, operating expenses may have been over-reported in previous periods and the Company would be required to recognize such additional operating income at the time of sale.

Depreciable Lives

The estimated depreciable life of long lived assets is estimated upon the acquisition of assets.
These assets are reviewed by management and assigned a specific depreciable life.  The depreciable life is used to estimate the term for which the assets cost basis should be depreciated or expense over.  The Company uses all readily available information in determining a depreciable life that is a reasonable approximation of the actual depreciable life of an asset.

Estimates for depreciable life contemplated by the Company may prove to be inaccurate, in which case property, plant and equipment may be understated or overstated. In the future, if property, plant and equipment are determined to be overvalued, the Company would be required to recognize such costs in operating expenses at the time of such determination. Likewise, if property, plant and equipment are determined to be undervalued, operating expenses may have been over-reported in previous periods and the Company would be required to recognize such additional operating income at the time of sale.

New Accounting Policies and Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) issued amended revenue recognition guidance for arrangements with multiple deliverables. The new guidance eliminates the residual method of revenue recognition and allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence (VSOE), vendor objective evidence (VOE) or third-party evidence (TPE) is unavailable. For the company, this guidance is effective for all new or materially modified arrangements entered into on or after October 1, 2011 with earlier application permitted as of the beginning of a fiscal year. Full retrospective application of the new guidance is optional. The company is currently assessing its implementation of this new guidance, but does not expect a material impact on the consolidated financial statements.

In October 2009, the FASB issued guidance which amends the scope of existing software revenue recognition accounting. Tangible products containing software components and non-software components that function together to deliver the product’s essential functionality would be scoped out of the accounting guidance on software and accounted for based on other appropriate revenue recognition guidance.  For the company, this guidance is effective for all new or materially modified arrangements entered into on or after October 1, 2011 with earlier application permitted as of the beginning of a fiscal year. Full retrospective application of the new guidance is optional. This guidance must be adopted in the same period that the company adopts the amended accounting for arrangements with multiple deliverables described in the preceding paragraph. The company is currently assessing its implementation of this new guidance, but does not expect a material impact on the consolidated financial statements.

On October 1, 2009, the company adopted the revised FASB guidance regarding business combinations which was required to be applied to business combinations on a prospective basis. The revised guidance requires that the acquisition method of accounting be applied to a broader set of business combinations, amends the definition of a business combination, provides a definition of a business, requires an acquirer to recognize an acquired business at its fair value at the acquisition date and requires the assets and liabilities assumed in a business combination to be measured and recognized at their fair values as of the acquisition date (with limited exceptions). There was no impact upon adoption and the effects of this guidance will depend on the nature and significance of business combinations occurring after the effective date.

In August 2009, the FASB issued guidance on the measurement of liabilities at fair value. The guidance provides clarification that in circumstances in which a quoted market price in an active market for an identical liability is not available, an entity is required to measure fair value using a valuation technique that uses the quoted price of an identical liability when traded as an asset or, if unavailable, quoted prices for similar liabilities or similar assets when traded as assets. If none of this information is available, an entity should use a valuation technique in accordance with existing fair valuation principles. The company adopted this guidance in the quarter ended September 30, 2009 and there was no material impact on the consolidated financial statements.

On July 1, 2009, the FASB issued the FASB Accounting Standards Codification (the Codification). The Codification became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. The Codification eliminates the previous US GAAP hierarchy and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. The Codification was effective for interim and annual periods ending after September 15, 2009. The company adopted the Codification for the year ending September 30, 2009. There was no impact to the consolidated financial results as this change is disclosure-only in nature.

In June 2009, the FASB issued amendments to the accounting rules for variable interest entities (VIEs) and for transfers of financial assets. The new guidance for VIEs eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary. In addition, qualifying special purpose entities (QSPEs) are no longer exempt from consolidation under the amended guidance. The amendments also limit the circumstances in which a financial asset, or a portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented, and/or when the transferor has continuing involvement with the transferred financial asset. The company will adopt these amendments for interim and annual reporting periods beginning on October 1, 2010. The company does not expect the adoption of these amendments to have a material impact on the consolidated financial statements.

In May 2009, the FASB issued guidelines on subsequent event accounting which sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. These guidelines were effective for interim and annual periods ending after June 15, 2009, and the company adopted them in the quarter ended June 30, 2009. There was no impact on the consolidated financial statements.

In April 2009, the FASB issued guidance on determining fair value when the volume and level of activity for an asset or liability has significantly decreased, and in identifying transactions that are not orderly. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value. The guidance was effective on a prospective basis for interim and annual periods ending after June 15, 2009. The company adopted this guidance in the quarter ended June 30, 2009, and there was no material impact on the consolidated financial statements.

In April 2009, the FASB issued guidance on the recognition and presentation of other-than-temporary impairments on investments in debt securities. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings), and 2) all other amounts (recorded in other comprehensive income). This guidance was effective on a prospective basis for interim and annual periods ending after June 15, 2009. The company adopted this guidance for the quarter ended June 30, 2009, and there was no material impact on the consolidated financial statements.

In April 2009, the FASB issued additional requirements regarding interim disclosures about the fair value of financial instruments which were previously only disclosed on an annual basis. Entities are now required to disclose the fair value of financial instruments which are not recorded at fair value in the financial statements in both their interim and annual financial statements. The new requirements were effective for interim and annual periods ending after June 15, 2009 on a prospective basis. The company adopted these requirements in the quarter ended June 30, 2009. There was no impact on the consolidated financial results as this relates only to additional disclosures.

In April 2009, the FASB issued an amendment to the revised business combination guidance regarding the accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. The requirements of this amended guidance carry forward without significant revision the guidance on contingencies which existed prior to January 1, 2009. Assets acquired and liabilities assumed in a business combination that arise from contingencies are recognized at fair value if fair value can be reasonably estimated. If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with the Accounting Standards Codification (ASC) Topic 450 on contingencies. There was no impact upon adoption.

In April 2008, the FASB issued new requirements regarding the determination of the useful lives of intangible assets. In developing assumptions about renewal or extension options used to determine the useful life of an intangible asset, an entity needs to consider its own historical experience adjusted for entity-specific factors. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension options. The new requirements apply to intangible assets acquired after October 1, 2009. The adoption of these new rules did not have a material impact on the Consolidated Financial Statements.

In December 2007, the FASB issued new guidance on noncontrolling interests in consolidated financial statements. This guidance requires that the noncontrolling interest in the equity of a subsidiary be accounted for and reported as equity, provides revised guidance on the treatment of net income and losses attributable to the noncontrolling interest and changes in ownership interests in a subsidiary and requires additional disclosures that identify and distinguish between the interests of the controlling and noncontrolling owners. Pursuant to the transition provisions, the company adopted this new guidance on October 1, 2009 via retrospective application of the presentation and disclosure requirements.

In March 2008, the FASB issued new disclosure requirements regarding derivative instruments and hedging activities. Entities must now provide enhanced disclosures on an interim and annual basis regarding how and why the entity uses derivatives; how derivatives and related hedged items are accounted for, and how derivatives and related hedged items affect the entity’s financial position, financial results and cash flow. Pursuant to the transition provisions, the company adopted these new requirements on October 1, 2009. These new requirements do not impact the consolidated financial results as they are disclosure-only in nature.

The FASB guidance on fair value measurements and disclosures became effective January 1, 2008. However, in February 2008, the FASB delayed the effective date regarding fair value measurements and disclosures of nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to October 1, 2009. The adoption of these provisions related to nonfinancial assets and nonfinancial liabilities on October 1, 2009 did not have a material impact on the consolidated financial statements.

In June 2008, the FASB issued guidance in determining whether instruments granted in share-based payment transactions are participating securities. The guidance became effective on October 1, 2009 via retrospective application. According to the new guidance, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share (EPS) pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. The adoption of these provisions is not expected to have a material impact on the consolidated financial statements.

Item 8.  Financial Statements and Supplementary Data.

SUBAYE, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F1
Consolidated Balance Sheets as of September 30, 2009 and 2008	F2
Consolidated Statements of Operations and Comprehensive Income for the Years Ended September 30, 2009 and 2008	F3
Consolidated Statements of Shareholders’ Equity for the Years Ended September 30, 2009 and 2008	F4
Consolidated Statements of Cash Flows for the Years Ended September 30, 2009 and 2008	F5
Notes to Consolidated Financial Statements for the Years Ended September 30, 2009 and 2008	F6-F29

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Subaye, Inc. and Subsidiaries,

We have audited the accompanying consolidated balance sheets of Subaye, Inc. and Subsidiaries, a Delaware corporation, as of September 30, 2009 and 2008, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the years ended September 30, 2009 and 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstance, but not for expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Subaye, Inc. and Subsidiaries, a Delaware corporation, as of September 30, 2009 and 2008, and the results of its consolidated operations and comprehensive income, stockholders' equity, and its cash flows for the years ended September 30, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ DNTW Chartered Accountants, LLP

Markham, Canada
December 29, 2009

SUBAYE, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS MYSTARU.COM, INC.)
CONSOLIDATED BALANCE SHEETS

	As of September 30,
	2009	2008
	(In Thousands)
Assets
Current Assets:

Cash	$321	$303
Accounts Receivable, Net of Allowance for Doubtful Accounts of $363 in 2009, $31 in 2008	15,706	10,387
Prepaid Expenses	1,902	2,265
Deposit for Purchase of Inventoriable Assets	8,152	—
Other Current Assets	1,843	749
Total Current Assets	27,924	13,704

Property Plant and Equipment, Net of Accumulated Depreciation of $20,198 in 2009, $13,645 in 2008	10,626	10,302

Intangible Assets, Net
Copyrights, Net of Accumulated Amortization of $1,674 in 2009, $1,550 in 2008	17,623	13,119
Goodwill	557	557
Total Intangible Assets, Net	18,180	13,676

Total Assets	$56,730	$37,682

Liabilities and Shareholders' Equity
Current Liabilities

Accounts Payable and Accrued Expenses	$4,978	$4,968
Short Term Debt	863	1,043
Total Current Liabilities	5,841	6,011

Total Liabilities	5,841	6,011

Minority Interest in Consolidated Subsidiaries	10,180	7,138

Commitments and Contingencies

Shareholders' Equity

Preferred Stock, $0.001 Par Value, 50,000,000 Shares Authorized, 0 Shares Issued and Outstanding as of September 30, 2009 and 2008	—	—
Common Stock, $0.001 Par Value; 300,000,000 Shares Authorized; 2,479,243 and 1,560,143 Issued and Outstanding as of September 30, 2009 and 2008	3	2
Additional Paid in Capital	32,422	24,456
Deferred Stock Based Compensation	(2,908)	(1,285)
Shares to be Issued	30	—
Accumulated Other Comprehensive Income	54	30
Retained Earnings	11,108	1,330
Total Shareholders' Equity	40,709	24,533

Total Liabilities and Shareholders' Equity	$56,730	$37,682

The accompanying notes to these consolidated financial statements are an integral part of these balance sheets.

SUBAYE, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS MYSTARU.COM, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME

	For the Years Ended September 30,
	2009	2008
	(In Thousands, Except Per Share Data)

Net Sales	$47,987	$29,172

Cost of Sales	24,642	20,220

Gross Profit	23,345	8,952

Operating Expenses
Advertising	7,222	873
Other General and Administrative Expenses	3,303	3,099

Total Operating Expenses	10,525	3,972

Operating Income	12,820	4,980

Income Tax Expense	-	(6)

Income Before Minority Interest	12,820	4,974

Minority Interest in Income of Subsidiary	(3,042)	(1,194)

Net Income	9,778	3,780

Foreign Currency Translation Adjustment	24	37

Comprehensive Income	$9,802	$3,817

Earnings per Common Share

Basic	$5.33	$2.47

Diluted	$5.32	$2.47

Weighted Average Common Shares Outstanding

Basic	1,836,217	1,532,405

Diluted	1,839,230	1,532,405

The accompanying notes to consolidated financial statements are an integral part of these statements.

SUBAYE, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS MYSTARU.COM, INC.)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In Thousands Except Shares Outstanding)

	Common Stock
	Shares Issued	No Par Value	Shares to be Issued	Deferred Stock Based Compen- sation	Additional Paid in Capital	Accumu- lated Other Compre- hensive Income	(Accumu- lated Deficit) Retained Earnings	Total Stockholder’s Equity
Balance, September 30, 2007	1,462,880	$2	$-	$(479)	$23,051	$(7)	$(2,450)	$20,117
Issuance of Stock for Cash	50,000	-	-	-	600	-	-	600
Investment in Subsidiary	-	-	-	-	199	-	-	199
Issuance of Stock for Services	30,263	-	-	(2,344)	606	-	-	(1,738)
Issuance of Stock For Settlement	17,000	-	-	-	-	-	-	-
Amortization of Stock Based Compensation	-	-	-	1,538	-	-	-	1,538
Foreign Currency Translation	-	-	-	-	-	37	-	37
Net Income	-	-	-	-	-	-	3,780	3,780
Balance, September 30, 2008	1,560,143	2	-	(1,285)	24,456	30	1,330	24,533
Issuance of Stock For Cash	680,600	1	10	-	4,988	-	-	4,999
Issuance of Stock for Services	238,500	-	20	(2,998)	2,978	-	-	-
Amortization of Stock Based Compensation	-	-	-	1,375	-	-	-	1,375
Foreign Currency Translation	-	-	-	-	-	24	-	24
Net Income	-	-	-	-	-	-	9,778	9,778
Balance, September 30, 2009	2,479,243	$3	30	$(2,908)	32,422	$54	$11,108	$40,709

The accompanying notes to these consolidated financial statements are an integral part of these statements.

SUBAYE, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS MYSTARU.COM, INC.)
CONSOLIDATED STATEMENTS OF CASHFLOWS
	For the Years Ended
	2009	2008
	(In Thousands)
Cash Flows From Operating Activities:
Net Income	$9,778	$3,780
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities—
Depreciation and Amortization	7,595	4,778
Amortization of Stock Based Compensation	1,375	1,538
Bad Debt Expense (Recovery)	332	(185)
Minority Interests	3,042	1,194
(Increase) Decrease in Assets—
Accounts Receivable	(5,651)	(2,111)
Prepaid Expenses	363	(637)
Deposit for Inventoriable Assets	(8,152)	—
Other Current Assets	(1,094)	(126)
Copyrights	(5,546)	(6,856)
Increase (Decrease) in Liabilities —
Accounts Payable and Accrued Expenses	(227)	1,274
Related Party Payable	-	(6)
Other Current Liabilities	237	(44)

Net Cash Provided By Operating Activities	2,052	2,599

Cash Flows From Investing Activities:
Cash Proceeds Upon Acquisition of MGI	-	3
Capital Expenditures	(6,877)	(5,703)

Net Cash Used in Investing Activities	(6,877)	(5,700)

Cash Flows From Financing Activities:
Proceeds From Short Term Debt	(180)	1,043
Proceeds From Issuance of Common Stock	4,999	1,000

Net Cash Provided By Financing Activities	4,819	2,043

Effect of Exchange Rate Changes in Cash	24	40

Increase (Decrease) in Cash	18	(848)

Cash, Beginning of Year	303	1,150

Cash, End of Year	$321	$303

Supplemental Cash Flow Information:

Cash Paid During the Year for
Interest, Net of Amounts Capitalized	$—	$6
Income Taxes	$—	$—
Supplemental Schedule of Noncash Investing and Financing Activities:
Issuance of Stock for Services, Deferred Compensation	$2,998	$606
Issuance of Stock by Subsidiary for Services, Deferred Compensation	$—	$1,738
Accounts Receivable Used for Acquisition of Website	$—	$1,000
Acquisition of MGI Through Issuance of Common Stock of Subsidiary	$—	$200
Acquisition of Websites Through Issuance of Common Stock	$—	$1,535

The accompanying notes to consolidated financial statements are an integral part of these statements.

SUBAYE, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS SUBAYE, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BUSINESS DESCRIPTION AND ORGANIZATION

Subaye, Inc., a Delaware corporation (together with its consolidated subsidiaries, “Subaye” or the “Company”) is a leading video advertising and entertainment media provider in China.  Subaye’s platform includes production, upload, storage, sharing and publishing onto more than 33 main video sharing portal websites. Subaye also offers SaaS business solutions and is in the process of developing what Subaye believes is the first online shopping mall in the world that will utilize 3D imaging throughout the online customer interface. Subaye’s video sharing services, SaaS solutions and its online shopping mall will be fully integrated in 2010. Subaye’s members will use Subaye’s SaaS online content management software to manage their online video and graphic showcases, maintain customer data and to manage operations within their webshops at the online shopping mall. Subaye utilizes its experience and contacts within the entertainment media industry in Asia to produce and place advertisements on behalf of its customers. The Company also routinely invests the Company’s funds in entertainment productions in Asia. Typically, these investments consist of the purchase of the full or partial copyrights to an entertainment production. Subaye’s trade services are offered to customers based in Asia, North America and Europe. These customers order products through Subaye and ship products both domestically within China and internationally. Subaye’s trade services provide solutions for both importing and exporting transactions.

The Company was originally incorporated on January 6, 1997 in the State of Indiana under the corporate name MAS Acquisition XXI Corp. On December 21, 2000, the Company acquired Telecom Communications of America, a sole proprietorship in California, and changed its name to Telecom Communications, Inc. On February 28, 2005, the Company reincorporated in the State of Delaware by merging with a Delaware corporation of the same name. The surviving Delaware corporation succeeded to all of the rights, properties and assets and assumed all of the liabilities of the original Indiana corporation. On July 10, 2007, the Company changed its name from Telecom Communications, Inc. to MyStarU.com, Inc. On October 23, 2009, the Company changed its name to Subaye, Inc. The Company's common stock continues to be quoted under the symbol, “SBAY.OB,” on the FINRA over-the-counter bulletin board (“OTCBB”) in the United States of America.

The Company operates in three distinct business segments:

1. Online Membership Services - The Company provides online content and member services for commercial use.

2. Entertainment Media - The Company produces and places advertising solutions on behalf of its customers and routinely invests in entertainment arts productions in China.

3. Trade Services – The Company operates a domestic and international importing and exporting services operation to acquire and distribute goods within China or internationally.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

Basis of presentation

The consolidated financial statements, prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), include the assets, liabilities, revenues, expenses and cash flows of the Company and all its subsidiaries. This basis of accounting differs in certain material respects from that used for the preparation of the books and records of the Company’s principal subsidiaries, which are prepared in accordance with the accounting principles and the relevant financial regulations applicable to enterprises with limited liabilities established in China (“PRC GAAP”) the accounting standards used in the place of their domicile.  The accompanying consolidated financial statements reflect necessary adjustments not recorded in the books and records of the Company’s subsidiaries to present them in conformity with GAAP.

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

MyStarU Ltd.

MyStarU Ltd. operates the Company’s online educational platforms, and manages the Subaye franchise programs.

3G Dynasty

3G Dynasty is a holding company utilized by the Company to manage its investments in intellectual properties such as movie copyrights.

Subaye.com

Subaye.com is a holding company utilized by the Company to manage its investments in Subaye IIP Limited.

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

Translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders’ equity and amounted to $54 thousand and $30 thousand as of September 30, 2009 and 2008, respectively.

Revenue Recognition

The Company negotiates contracts with its customers, which may include revenue arrangements with multiple deliverables. The Company’s accounting policies are defined such that each deliverable under a contract is accounted for separately in accordance with the relevant sections of the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (the “ASC”), namely ASC Topic 605-25 “Revenue Recognition Multiple- Element Arrangements.” Historically, the Company has not entered into contracts with its customers that provided for multiple deliverables.

The Company has identified the following five revenue streams, as follows:

Online Membership Services - Monthly Website Subscriptions

Revenue for the monthly subscription from the members who subscribed to the Company’s websites is recognized on a pro-rata basis, is calculated on a day-to-day basis and invoiced at the end of each month of full service in accordance under the relevant sections of the ASC, namely ASC Topic 605 “Revenue Recognition” (“ASC 605”). The Company does not currently charge a cancellation fee or penalty if and when a customer decides to terminate their membership with our websites.

Current terms of the www.subaye.com membership agreement stipulate that the customer pays a nonrefundable fee of approximately $120 per month for access to the marketing and advertising capabilities in place at www.subaye.com. The Company also provide SaaS software to its members, although, SaaS software contracts are entered into separately and in addition to the regular membership agreement.

Online Membership Services - SaaS

The Company derives its revenues from subscription fees paid by customers for access to the Company’s computer software and computer hardware through the internet. Because the Company provides its application as a service, the Company follows the provisions of ASC 605. The Company recognizes revenue when all of the following conditions are met: (1) there is persuasive evidence of an arrangement with a customer; (2) the service has been provided to the customer; (3) license agreement terms are deemed fixed or determinable and free of contingencies or uncertainties that may alter the agreement such that it may not be complete and final; and (4) collection is probable.

The Company’s arrangements do not contain general rights of return.

Subscription revenues are recognized ratably over the contract terms beginning on the commencement date of each contract. Invoicing is recorded on a monthly basis.  As a result, the Company does not anticipate generating any deferred revenue associated with its SaaS business segment.

The Company has entered into various SaaS contracts with its customers whereby payment is due from the customers within a 30 day term.  Subsequent to entering into the Company’s initial SaaS contracts with its customers, the Company negotiated with its customers to allow flexibility with regard to payment terms.  The Company and its SaaS business customers have orally agreed that payments are due from customers within a 90 day term.  The Company has limited collection history with these specific customers and is new to the SaaS business.  However, we have not had any significant collection issues with these specific customers through September 30, 2009.

Online Membership Services - Software Sales

Revenue from the sale of software is recognized pursuant to the requirements of ASC 985-605, Software Revenue Recognition” The Company begins to recognize revenue from licensing and supporting our software products when all of the following criteria are met: (1) we have evidence of an arrangement with a customer; (2) we deliver the products; (3) license agreement terms are deemed fixed or determinable and free of contingencies or uncertainties that may alter the agreement such that it may not be complete and final; and (4) collection is probable.

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

Our standard licensing agreements include a product warranty provision for all products. Such warranties are accounted for in accordance with ASC 450 “Contingencies” (“ASC 450”) The likelihood that we would be required to make refunds to customers under such provisions is considered remote. As a result, the Company has not accrued for potential liabilities associated with the performance of its software products as no liabilities are specifically anticipated by the Company.

Under the terms of substantially all of our license agreements, we have agreed to indemnify customers for costs and damages arising from claims against such customers based on, among other things, allegations that our software products infringe the intellectual property rights of a third party. In most cases, in the event of an infringement claim, we retain the right to (i) procure for the customer the right to continue using the software product; (ii) replace or modify the software product to eliminate the infringement while providing substantially equivalent functionality; or (iii) if neither (i) nor (ii) can be reasonably achieved, we may terminate the license agreement and refund to the customer a pro-rata portion of the fees paid. Such indemnification provisions are accounted for in accordance with ASC 450. The likelihood that we would be required to make refunds to customers under such provisions is considered remote. In most cases and where legally enforceable, the indemnification is limited to the amount paid by the customer.

Entertainment Media - Licensing Agreements

Licensing revenue derived from the Company’s copyrights is recognized in accordance with ASC 926, Entertainment - Films (“ASC 926”). ASC 926 specifies that revenue is to be recognized when all of the following conditions are met:

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

Trade Services

The Company recognizes revenue on import and export sales when products are delivered and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Net sales of products represent the invoiced value of goods, net of value added taxes, sales returns, trade discounts and allowances. The Company reviewed the considerations included in ASC 405-45 with respect to sales of products within each of our business segments but with particular attention to our importing and exporting business segment. We determined that while ASC 405-45 outlines the variety of types of business transactions which would require the Company to report its revenues and costs of goods sold on a net basis, we do not believe our importing and exporting business should be accounted for with net reporting of revenues and costs of sales. The Company takes full ownership and assumes the risk of loss for its imported goods while the goods are in transit. The Company does not consider itself an agent for its customers, as described by ASC 405-45. After reviewing ASC 405-45, management believes that the Company is correct in continuing to present its revenues and costs of goods sold on a gross basis.

Sales revenue represents the invoiced value of goods, net of a value-added tax (VAT). All of the Company’s products sold in China are subject to a Chinese value-added tax at a rate of 6% of the gross sales price or at a rate approved by the Chinese local government.

Fair Value Measurements

Effective January 1, 2008, we adopted ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The adoption of ASC 820 did not have a material impact on our fair value measurements.

Amortization of Copyrights

The Company amortizes its copyrights using the individual-film-forecast-computation method, in accordance with the ASC q26, which amortizes or accrues (expenses) such costs in the same ratio that current period actual revenue (numerator) bears to estimated remaining unrecognized ultimate revenue as of the beginning of the current fiscal year (denominator). The Company began amortization of certain movie copyrights in December 2006, when the Company began to recognize revenue from motion picture films. Amortization related to the Company’s copyrights was $1,042 thousand and $50 thousand for the years ended September 30, 2009 and 2008, respectively, and is included in cost of sales.

The ultimate revenue to be included in the denominator of the individual-film-forecast-computation method fraction is subject to certain limitations as set forth in the ASC q26. If an event or change in circumstance indicates that the Company should assess whether the fair value of the copyright is less than its unamortized costs, the Company will determine the fair value of the film and will write off the amount by which the unamortized capitalized costs exceeds the episode's fair value. Accordingly, the Company cannot subsequently restore any amounts written off in previous fiscal years to income.

Concentrations of Credit Risk

Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within China and Hong Kong. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains cash balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. Balances at financial institutions or state-owned banks within China are not covered by insurance. Total cash in state-owned banks and cash on hand at September 30, 2009 and 2008, amounted to $321 thousand and $303 thousand, respectively, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

The Company’s operations are carried out in China. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in China, and by the general state of the Chinese economy. The Company’s operations in China are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Stock-Based Compensation

The Company does not have a formal stock option plan. However, we offered to some of our employees and consultants stock-based compensation in the form of shares of our common stock. We account for these issuances of common stock to employees and consultants in accordance with ASC 718, “Compensation – Stock Compensation” (“ASC 718”).

Effective July 1, 2005, we adopted ASC 718 using the modified prospective method. Under this method, stock compensation expense includes: (1) compensation cost for all share-based payments granted based on the grant date fair value estimated in accordance with ASC 718 and amortized on a straight-line basis over the share-based payments’ remaining vesting period.

Software Development Costs

The Company accounts for software development costs in accordance with ASC 350-40, Internal Use Software. Under ASC 350-40, the Company expenses software development costs as incurred until it is determined that the software is technologically feasible. Once it is determined that the entertainment software is technologically feasible and there is a basis for estimating the recoverability of the development costs from future cash flows, the Company capitalizes the remaining software development costs until the software product is released. For the years ended September 30, 2009 and 2008, the Company purchased all of the software from third parties.

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

Property, Plant and Equipment

Property and equipment is located in China and is recorded at cost less accumulated depreciation. Depreciation and amortization is calculated using the straight-line method over the expected useful life of the asset, after the asset is placed in service. The Company generally uses the following depreciable lives for its major classifications of property and equipment:

Description	Useful Lives
Computer hardware	3 years
Computer software	3 years
Web site	3 years
Motor Vehicles	3 years
Furniture and fixtures	5-7 years
Leasehold improvements	5 years

Valuation of Long-Lived Assets

Long-lived tangible assets and definite-lived intangible assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company uses an estimate of undiscounted future net cash flows of the assets over the remaining useful lives in determining whether the carrying value of the assets is recoverable. If the carrying values of the assets exceed the expected future cash flows of the assets, the Company recognizes an impairment loss equal to the difference between the carrying values of the assets and their estimated fair values. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent from other groups of assets. The evaluation of long-lived assets requires the Company to use estimates of future cash flows. However, actual cash flows may differ from the estimated future cash flows used in these impairment tests. At September 30, 2009, based on management’s projected future cash flows, management has determined there is no impairment of long-lived assets.

Goodwill and Intangible Assets

The Company accounts for certain transactions in accordance with ASC 805, “Business Combinations” (“ASC 805”), and ASC 350, “Goodwill and Other Intangible Assets” (“ASC 350”). ASC 805 requires the use of the purchase method of accounting for any business combinations initiated after June 30, 2002, and further clarifies the criteria to recognize intangible assets separately from goodwill. Under ASC 350, goodwill and indefinite−life intangible assets are no longer amortized but are reviewed for impairment annually. The results of MGI and the estimated fair market values of its assets and liabilities have been included in our consolidated financial statements from the date of acquisition, October 23, 2007.

Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at time of purchase to be cash equivalents. All cash is held in large banks located in Hong Kong and China or is cash in hand.

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

Concentrations of Credit Risk

Cash

Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC and Hong Kong. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash and accounts receivable. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. Total cash in PRC or Hong Kong banks and cash on hand at September 30, 2009 and September 30, 2008, amounted to $321 thousand and $303 thousand respectively, of which no deposits are covered by insurance. The Company has not experienced any losses in such bank accounts and believes it is not exposed to any specifically identifiable risks on its cash in bank accounts. Cash on hand is susceptible to misappropriation. However, the Company has not experienced any losses of this nature and believes appropriate controls are in place to avoid a possible misappropriation of funds.

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

Geographic, Political, Economic, Taxation and Legal

The Company’s operations are carried out in China. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in China, and by the general state of the Chinese economy. The Company’s operations in China are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

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

Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with ASC 740,  “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

In July, 2006, the FASB issued ASC 740, which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a return. ASC 740 provides guidance on the measurement, recognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. The charge for taxation is based on the results for the year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

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

Research and Development

Research, development, and engineering costs are expensed as incurred. Research, development, and engineering expenses primarily include payroll and headcount related costs, contractor fees, infrastructure costs, and administrative expenses directly related to research and development support. Research and development expenses for 2009 and 2008 were $118 thousand and $123 thousand, respectively.

Net Earnings Per Share

The Company utilizes ASC 260, “Earnings per Share” to calculate gain per share. Basic gain per share is computed by dividing the gain available to common stockholders (as the numerator) by the weighted-average number of common shares outstanding (as the denominator). Diluted gain per share is computed similar to basic gain per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potential common stock (including common stock equivalents) had all been issued, and if such additional common shares were dilutive.

As of September 30, 2009 there were no common stock equivalents other than stock warrants to purchase 220,000 shares of the Company’s common stock at a purchase price of $12.00 per share. There were no common stock equivalents as of September 30, 2008.

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

Segment Reporting

ASC 280, “Segment Reporting”, requires use of the "management approach" model for segment reporting. Under this model, segment reporting is consistent with the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

Reclassifications

Certain reclassifications to the Company’s balance sheet and income statement have been made in 2009, in order for the 2008 financial statements to conform to the presentation of these financial statements.  These reclassifications did not impact the Company’s assets, liabilities, net income (loss) or stockholders equity for the years ended September 30, 2009 and 2008, respectively.

NOTE 3 - ACCOUNTS RECEIVABLE

The Company’s business operations are conducted in China. During the normal course of business, the Company extends unsecured credit to its customers. Management reviews its accounts receivable on a regular basis to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Trade accounts receivable at September 30, 2009 and September 30, 2008 consisted of the following:

	September 30, 2009 (Thousands)	September 30, 2008 (Thousands)
Trade Accounts Receivable	$16,069	$10,418
Less: Allowance for Doubtful Accounts	(363)	(31)
Totals	$15,706	$10,387

The activity in the allowance for doubtful accounts for trade accounts receivable for the years ended September 30, 2009 and 2008 is as follows:

	September 30, 2009 (Thousands)	September 30, 2008 (Thousands)
Beginning Allowance for Doubtful Accounts	$31	$413
Direct Write-offs of Bad Debts	-	(197)
Additional Charge to Bad Debt Expense	332	-
Recovery of Accounts Charged to Bad Debt Expense in 2006 and 2005	-	(185)
Ending Allowance for Doubtful Accounts	$363	$31

The Company has the following concentrations of business with customers constituting greater than 5% of the Company’s gross accounts receivable as of September 30, 2009 and September 30, 2008. The nonpayment of these accounts receivables, individually or in the aggregate, could have a material impact on our future results of operations.

These accounts receivable totaled $12,251 thousand and $10,314 thousand or 78% and 99% of our gross total accounts receivable as of September 30, 2009 and September 30, 2008, respectively.
	September 30, 2009	September 30, 2008

Customer 1	-%	18%
Customer 2	36%	46%
Customer 3	16%	-%
Customer 4	6%	-%
Customer 5	-%	9%
Customer 6	-%	19%
Customer 7	-%	7%
Customer 8	20%	-%

The Company’s business operations are conducted in China. During the normal course of business, the Company extends unsecured credit to its customers. Management reviews its accounts receivable on a regular basis to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable.

The Company has not experienced significant difficulty in collecting its accounts receivable in the past and is has no reason to believe this may change in the near future.

NOTE 4 - ADVERTISING PROMOTION

The Company expenses advertising costs as the costs are incurred in accordance with ASC 720-35  “Advertising Costs”.

On October 1, 2008, Subaye.com entered into a promotional event whereby a total of 16,000 members of www.subaye.com would receive a total of 1,600 DVDs which included both a promotional video on behalf of the customer and the motion picture “Big Movie: Subaye” free of charge.  The customer would receive the DVDs and participate in the promotion if they agreed to remain customers of Subaye.com for the twelve month period from October 1, 2008 through September 30, 2009 (the “12 Month Period”).  If a customer does not remain a customer for the full 12 Month Period then the customer will owe Subaye.com approximately $0.72 per DVD for each month in which they did not remain a customer during the 12 Month Period.  Subaye.com then delivered the DVDs to its participating customers December 2008 and January 2009.  The total cost of the promotional event was $6,737 thousand.  The Company recorded a prepaid expense for approximately $6,800 thousand and expensed the full value of the advertising promotion in December 2008 and January 2009.  For the year ended September 30, 2009, the Company recorded $6,737 thousand and $0 in advertising costs for the advertising promotion, respectively, which is included as advertising in the accompanying consolidated statements of operations and comprehensive income.

NOTE 5 – DEPOSIT FOR INVENTORIABLE ASSETS

On May 3, 16 and 26, 2009, the Company’s subsidiary, Subaye IIP Limited, entered into three agreements with three consumer goods distributors in China. The products will include clothes, footwear, bags and garniture, jewelry and electronics. The consumer goods distributors committed to delivering goods ordered by Subaye IIP Limited or the members of www.subaye.com “just in time.” If the consumer goods distributors do not deliver the products ordered by the first day subsequent to the order, the consumer goods distributors will pay Subaye IIP Limited a penalty equal to 5% of the cost of the product ordered per day it is delivered late.  The contracts are valid from May 3, 16 and 26, 2009 through November 2, 15 and 25, 2010, respectively.  In accordance with the contract, Subaye IIP Limited paid a deposit of $8,152 thousand.  The deposit will be used by the consumer goods distributor to ensure product is available for ordering by Subaye IIP Limited or the members of www.subaye.com on an as needed basis.

NOTE 6 - BUSINESS ACQUISITIONS

Acquisition of Media Group International Limited

On October 23, 2007, the Company’s subsidiary, Subaye.com, acquired 100% of the outstanding ownership units of Media Group International Limited for 100,000 shares of Subaye.com’s common stock, valued at $200 thousand, which was the fair market value of recent arms length transactions involving the Subaye.com’s common stock, namely certain consulting contracts agreed to with third party service providers in October, 2007. The net assets received by the Company from the acquisition of MGI totaled $200 thousand. In accordance with the purchase method of accounting, the results of MGI and the estimated fair market value of the assets and liabilities assumed have been included in the consolidated financial statements from the date of acquisition.

The purchase price of MGI was allocated to the assets acquired and liabilities assumed by Subaye.com less the goodwill of $202 thousand. Subaye.com recorded $202 thousand of goodwill, which was the excess of acquisition cost over fair value of net assets of MGI.

Purchase Price Allocation (Thousands)

Cash	$3
Fixed Assets, Net	$1
Goodwill	$202
Due to Related Party	$(6)
Net Assets Acquired	$200

Purchase Consideration	$200

Net Assets Acquired	$200

Net Cash Inflow from Acquisition of MGI	$3

Goodwill is comprised of the residual amount of the purchase price over the fair value of the acquired tangible and intangible assets. The operating results of MGI have been included in the Company’s statement of operations since October 23, 2007. If the operating results had been included since the beginning of the current fiscal year, October 1, 2007, the Company’s pro-forma consolidated revenue and the Company’s pro-forma net income for the year ended September 30, 2008 would have been $29,172 thousand (unchanged) and $3,820 thousand, respectively.

Acquisition of Additional Ownership in Subaye.com

On July 8, 2008, for $920 thousand, the Company purchased 230,000 shares of Subaye.com’s common stock and warrants to purchase an additional 1,150,000 shares of Subaye.com's common stock at $4.00 a share with an expiration date of July 7, 2013.

NOTE 7 – PURCHASE AND SALE OF ASSETS

Sale of Copyrights to “113 Movies”

On September 7, 2009, the Company sold all rights under its copyrights for the portfolio of 113 internet broadcasts. The details of the sale are as follows. All figures below are in thousands:

Gross Proceeds From the Sale of Copyrights – 113 Movies	$2,000
Adjusted Cost Basis	(1,724)
Net Gain	$276

Purchase of Copyrights to Big Future

On August 1, 2009 the Company purchased the copyrights to Big Future, a PRC motion picture scheduled for production in 2010. The purchase price was $4,500 thousand.

Purchase of Copyrights to True?

On July 20, 2009 the Company purchased the remaining 50% of the copyrights to True? that it did not already own. True? is a PRC motion picture currently in production. The purchase price was approximately $2,500 thousand.

3D Animation Online Shopping Mall

On April 3, 2009, the Company’s subsidiary, Subaye IIP Limited , entered into an agreement with a PRC website developer for $2,100 thousand to develop a website, a website infrastructure and web content under the direction of Subaye IIP Limited. The website, website infrastructure and web content is scheduled to be completed by April 2, 2010.

Sale of Copyrights to Motion Picture “Stockbrokers”

On March 12, 2009, the Company sold all rights under its copyright for the programming rights to the Chinese motion picture, “Stockbrokers.” Once the sale was complete, the Company had no remaining assets or copyrights associated with the Stockbrokers production. The details of the sale are as follows. All figures below are in thousands:

Gross Proceeds From the Sale of Copyright – Stockbrokers	$4,123
Adjusted Cost Basis	(3,681)
Net Gain	$442

Purchase of Copyrights to Qianfu

On February 22, 2009 the Company purchased the copyrights to Qianfu, a PRC motion picture, for approximately $3,872 thousand.

DaYouCun TV Rights

On September 20, 2008, the Company sold all television rights under its copyright for the programming rights to DaYouCun, a motion picture developed for the PRC entertainment market. Once the sale was complete, the Company still held the internet, motion picture and DVD rights to this production. The details of the sale are listed below. All figures below are in thousands:

Gross Proceeds From the Sale of Copyrights – DaYouCun TV Rights	$307
Adjusted Cost Basis	(400)
Net Loss	$(93)

113 Movies

On September 10, 2008, the Company’s subsidiary, 3G Dynasty, purchased a copyright for 113 internet broadcasts for $2,600 thousand.

YeLangQuan a/k/a Pye-Dog

On June 21, 2008, the Company sold all rights under its copyright for the programming rights to Pye-Dog, a motion picture developed for the PRC entertainment market. Once the sale was complete, the Company had no remaining assets or copyrights associated with the Pye Dog production. The details of the sale are listed below. All figures below are in thousands:

Gross proceeds from the sale of copyrights - YeLangQuan a/k/a Pye Dog	$860
Adjusted Cost Basis	(750)
Net Gain	$110

True?

On May 27, 2008, the Company’s subsidiary, 3G Dynasty, purchased a copyright for 50% ownership of “True?” a motion picture production developed by ZesTV, for $2,500 thousand.

Stockbrokers

On April 25, 2008, the Company’s subsidiary, 3G Dynasty, purchased a copyright for “Stockbrokers,” a motion picture production developed by ZesTV, for $3,700 thousand.

Internet Broadcast Copyrights

On February 1, 2008, the Company sold all rights under its copyrights for the internet programming rights for a total of 11 distinct productions, all of which were motion pictures developed for the PRC entertainment market. These copyrighted films had been acquired through the Company's contract with ZesTV.  All figures below are in thousands.

Gross Proceeds From the Sale of Copyrights - ZesTV: Internet Rights	$1,457
Adjusted Cost Basis	(1,375)
Net Gain	$82

Once the sale was complete, the Company had an additional $550 thousand on deposit with ZesTV for additional internet programming rights which are expected to be produced and delivered to the Company during 2010.

On December 30, 2007, the Company sold all rights under its copyright for the internet programming rights to First Open, a motion picture developed for the Chinese entertainment market.  Once the sale was complete, the Company had no remaining assets or copyrights associated with the First Open production. The details of the sale are listed below. All figures below are in thousands:

Gross Proceeds From the Sale of Copyright - First Open: Internet Rights	$280
Adjusted Cost Basis	(332)
Net Loss	$(52)

The copyright’s adjusted cost basis was net of an impairment loss write down in 2006 of $332 thousand and was not net of any amortization or depreciation.

Pye-Dog

On October 31, 2007, the Company’s subsidiary, 3G Dynasty, purchased a copyright for 50% ownership of “YeLangQuan a/k/a Pye Dog,” a motion picture production developed by ZesTV, for $750 thousand.

Big Movie 2

On October 15, 2007, the Company’s subsidiary, 3G Dynasty, purchased a copyright for the internet rights for “Big Movie 2,” a motion picture production developed by ZesTV, for $200 thousand.

The Company's plans are to continue to sell off assets it doesn’t consider having immediate or significant future benefit to the Company. As a result, the Company believes the sale of these copyrights is in the ordinary course of business and should not be reported as an extraordinary event or as other income. Accordingly, the Company has reported the proceeds from the sales in revenues within the consolidated statement of operations and the adjusted cost basis associated with the sale in costs of sales in the consolidated statement of operations.

NOTE 8 - GOODWILL & INTANGIBLE ASSETS

Intangible assets are stated at cost (estimated fair value upon contribution or acquisition), less accumulated amortization and impairment.

The following table summarizes the carrying values of all the Company's goodwill and intangible assets by category, as of September 30, 2009 and September, 30, 2008:

	September 30, 2009 (Thousands)	September 30, 2008 (Thousands)

Copyrights - Motion Picture, Television, Internet and DVD Productions	$19,297	$14,669
Accumulated Amortization	(1,674)	(1,550)
Copyrights, Net	17,623	13,119

Goodwill	557	557
Total	$18,180	$13,676

The following table summarizes the copyrights held by the Company as of September 30, 2009, all of which are or will be PRC productions or are being held for investment purposes. All copyrights are wholly-owned by the Company unless noted otherwise.

Copyrights for Movies, DVDs, Television and Internet Broadcasting

Big Movie: Subaye *
DaYouCun
PaoBu
True?
Big Future
Qianfu

*The copyright for “Big Movie: Subaye” do not include rights for television broadcasting.

Copyrights for Internet Broadcasting Only

Big Movie 2: Two Stupid Eggs

The Company amortizes its copyrights using the individual-film-forecast-computation method, in accordance with the ASC 926, which amortizes or accrues (expenses) such costs in the same ratio that current period actual revenue (numerator) bears to estimated remaining unrecognized ultimate revenue as of the beginning of the current fiscal year (denominator). Total amortization of the copyrights was $1,042 thousand and $50 thousand for the years ended September 30, 2009 and 2008, respectively, and was included in cost of sales.

The ultimate revenue to be included in the denominator of the individual-film-forecast-computation method fraction is subject to certain limitations as set forth in ASC 926. If an event or change in circumstance indicates that the Company should assess whether the fair value of the copyright is less than its unamortized costs, the Company will determine the fair value of the film and will write off the amount by which the unamortized capitalized costs exceeds the episode's fair value. Accordingly, the Company cannot subsequently restore any amounts written off in previous fiscal years to income.

Given the environment in which the Company currently operates, it is reasonably possible that management’s estimate of the economic useful lives of these assets or the assumption that they will recover their carrying amounts from future operations, could change in the future.

Intangible assets of the Company are reviewed annually or more often if circumstances dictate, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of September 30, 2009 and 2008, respectively, the Company expects these assets, at their current carrying value, to be fully recoverable.

NOTE 9 - PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	At September 30,
	2009	2008
	(In Thousands)

Computer Software & Equipment	$14,504	$14,467
Websites	16,175	9,339
Motor Vehicle	84	84
Furniture & Fixtures	61	56
	30,824	23,946
Less: Accumulated depreciation and amortization	(20,198)	(13,645)
	$10,626	$10,302

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

	September 30, 2009	September 30, 2008
	(In Thousands)

Depreciation Included in Operating Expenses	$57	$382
Amortization of Copyrights Included Within Cost of Sales	1,042	50
Amortization of Websites Included Within Cost of Sales	3,368	2,186
Amortization of Software Included Within Cost of Sales	3,128	965
Total Depreciation and Amortization	$7,595	$4,728

NOTE 11 - SHORT TERM DEBT

Total debt obligations as of September 30, 2009 and 2008 consisted of the following:

	September 30, 2009 (Thousands)	September 30, 2008 (Thousands)

8.64% Bank Loan, Due September 18, 2009	$863	$1,021
Short Term Non-Interest Bearing Bank Advance	-	22

Total Debt Obligations	863	1,043
Less: Current Maturities	863	1.043
Total Long-Term Debt	$-	$-

Bank Loan

On September 19, 2008, we entered into a bank loan with Panyu RuralCredit Union and Cooperative Bank, a PRC-based bank, for a total of $1,021,138, (7,000,000 RMB). The bank loan has an annualized interest rate of 8.64% with interest payable on a monthly basis.  We used the net proceeds from the bank loan to invest in computer equipment and computer software and for other general corporate purposes.  The Company has been advanced approximately $131,466 during the year ended September 30, 2009 and made payments on this debt of approximately $224 thousand during the year ended September 30, 2009. As of September 30, 2009, the outstanding borrowings related to this transaction have been included in the Consolidated Balance Sheets within short term debt.  The bank loan and all unpaid interest was payable in full on September 18, 2009.

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

Aggregate scheduled maturities of our debt obligations for each of the five 12- month periods subsequent to September 30, 2009, and thereafter are as follows, in thousands:

12 Months Ended September 30,
2010	$863
2011	-
2012	-
2013	-
2014	-
Subsequent to 2014	-
Total Scheduled Debt Payments	$863

NOTE 12 - STOCKHOLDERS’ EQUITY

The Company is authorized to issue 350,000,000 shares, in aggregate, consisting of 300,000,000 shares of common stock, $0.001 par value, and 50,000,000 shares of preferred stock, $0.001 par value. The Company's Certificate of Incorporation authorizes the Board of Directors (the "Board") to determine the preferences, limitations and relative rights of any class or series of Company preferred stock prior to issuance and each such class or series must be designated with a distinguishing designation prior to issuance. As of September 30, 2009, no shares of the Company’s preferred stock and 2,478,243* shares of the Company’s common stock were issued and outstanding.

*The number of shares outstanding reflects a 100 to 1 reverse split of the registrant’s common stock, effectuated on October 23, 2009.  Figures referring to shares of the registrant’s common stock in this Form 10-K for the reporting period ending September 30, 2009 are provided on a post-reverse split basis.

All references within this footnote to dollar amounts within this section are presented in thousands.

Stock-Based Compensation

           On April 12, 2006, the Company issued 40,000 shares of common stock to five consultants as part of their compensation at a market price of $52.00 for a total of $2,080 thousand. The Company amortized the consultancy fee of $1,300 thousand over a 24 month period, the remaining $780 thousand is amortized over services period of a 12 month period. It resulted in an expense of $119 thousand for each month for 12 months and the remaining 12 months will have an expense of $54 thousand. The stock-based compensation expense for the years ended September, 30, 2009 and 2008, was $0 and $325 thousand, respectively.

           On January 10, 2007, the Company issued 2,500 shares of common stock to Mary Kratka for investor relations at a price of $45.00 per share for total consideration equal to $113 thousand. The shares are being amortized over 12 months with a stock-based compensation expense of $9 thousand each month. The total stock-based compensation expense for years ended September 30, 2009 and 2008 was $0 and $27 thousand, respectively.

           On January 31, 2007, the Company issued 7,500 shares of common stock to Bon Air Group Limited for investor relations and promotion services at price of $30.00 per share for a total consideration equal to $225 thousand. The shares are being amortized over 12 months with stock-based compensation expense of $19 thousand each month. The total stock-based compensation expense for the years ended September 30, 2009 and 2008 was $0 thousand and $150 thousand, respectively.

           On July 16, 2007, the Company agreed to issue 3,650 shares of common stock to a consultant for international business consulting services at price of $16.00 per share for a total consideration equal to $58 thousand. The shares are being amortized over 24 months with stock-based compensation expense of $2 thousand each month. The total stock-based compensation expense for the years ended September 30, 2009 and 2008 was $22 thousand and $28 thousand, respectively.

           On October 3, 2007, the Company issued 7,350 shares of common stock to the Company’s Chief Financial Officer for services to be provided over a two year period at price of $13.00 per share for a total consideration equal to $96 thousand. The shares are being amortized over 24 months with stock-based compensation expense of $4 thousand each month. The total stock-based compensation expense for the years ended September 30, 2009 and 2008 was $48 thousand and $48 thousand, respectively.

           n October 3, 2007, the Company issued 10,000 shares of common stock to the Company’s Chief Executive Officer for services to be provided over a two year period at price of $13.00 per share for a total consideration equal to $130 thousand. The shares are being amortized over 24 months with stock-based compensation expense of $5 thousand each month. The total stock-based compensation expense for the years ended September 30, 2009 and 2008 was $65 thousand and $65 thousand, respectively.

           On October 3, 2007, the Company issued 4,000 shares of common stock to an investor relations consultant, for services to be provided over a 24 month period at price of $13.00 per share for a total consideration equal to $52 thousand. The shares are being amortized over 24 months with stock-based compensation expense of $2 thousand each month. The total stock-based compensation expense for the years ended September 30, 2009 and 2008 was $26 thousand and $24 thousand, respectively.

           On September 18, 2008, the Company agreed to issue 3,500 shares of common stock to Mary Kratka for investor relations services at price of $8.00 per share for total consideration equal to $28 thousand. The shares are being amortized over approximately 3 months with a stock-based compensation expense of $9 thousand each month. The total stock-based compensation expense for years ended September 30, 2009 and 2008 was $26 thousand and $2 thousand, respectively.

On October 10, 2008, the Company agreed to issue 70,000 shares of common stock to Results Group International for consulting services at a price of $5.00 per share for total consideration equal to $350 thousand. The shares are being amortized over 36 months with a stock-based compensation expense of $10 thousand each month. The total stock-based compensation expense for the years ended September 30, 2009 and 2008 was $138 thousand and $0, respectively.

On January 6, 2009, the Company agreed to issue 80,000 shares of common stock to Bloomen Limited for consulting services over a 36-month contract at a price of $4.00 per share for total consideration equal to $320 thousand. The shares are being amortized over 36 months with a stock-based compensation expense of $9 thousand each month. The total stock-based compensation expense for the years ended September 30, 2009 and 2008 was $80 thousand and $0, respectively.

On March 30, 2009, the Company agreed to issue 85,000 shares of common stock to Trueboon Limited for consulting services over a 36 month contract at a price of $6.00 per share for total consideration equal to $510 thousand. The shares are being amortized over 36 months with a stock-based compensation expense of $14 thousand each month, commencing in April 2009. The total stock-based compensation expense for the years ended September 30, 2009 and 2008 was $85 thousand and $0, respectively.

On September 18, 2009, the Company agreed to issue 20,000 shares of common stock to Virtrius Limited, an entity wholly-owned by the Company’s Chief Financial Officer, for marketing and investor relations services at price of $9.00 per share for total consideration equal to $180 thousand. The shares are being amortized over approximately 6 months with a stock-based compensation expense of $30 thousand each month. The total stock-based compensation expense for years ended September 30, 2009 and 2008 was $12 thousand and $0, respectively.

On September 24, 2009, the Company agreed to issue 120,000 shares of common stock to China Industry Park Holdings Limited, for consulting services related to the IPTV industry in China at a price of $9.10 per share for total consideration equal to $1,092 thousand. The shares will be amortized over the term of the agreement beginning on October 1, 2009 for approximately 36 months with a stock-based compensation expense of $30 thousand each month. The total stock-based compensation expense for years ended September 30, 2009 and 2008 was $0 and $0, respectively.

On September 24, 2009, the Company agreed to issue 20,000 shares of common stock to its President for a two year employment agreement at a price of $9.10 per share for total consideration equal to $182 thousand. The shares will be amortized over approximately 24 months with a stock-based compensation expense of $8 thousand each month. The total stock-based compensation expense for years ended September 30, 2009 and 2008 was $2 thousand and $0, respectively.

On September 24, 2009, the Company agreed to issue 10,000 shares of common stock to its Secretary for a one year employment agreement at a price of $9.10 per share for total consideration equal to $91 thousand. The shares were issued as a sign on bonus and were amortized in full on in September 2009. The total stock-based compensation expense for years ended September 30, 2009 and 2008 was $91 thousand and $0, respectively.

On September 24, 2009, the Company agreed to issue 30,000 shares of common stock to its Chief Executive Officer for a two year employment agreement at a price of $9.10 per share for total consideration equal to $273 thousand. The shares will be amortized over approximately 24 months with a stock-based compensation expense of $11 thousand each month. The total stock-based compensation expense for years ended September 30, 2009 and 2008 was $2 thousand and $0, respectively.

Subaye.com Stock Based Compensation

           On October 1, 2007, Subaye.com issued 170,000 shares of common stock to Subaye.com’s Chief Executive Officer for services to be provided over a two year period from January 2, 2008 through December 31, 2009 at a price of $2.00 per share for a total consideration equal to $340 thousand. The shares will be amortized over 24 months with stock-based compensation expense of $14,167 each month. The total stock-based compensation expense for the years ended September 30, 2009 and 2008 was $170 thousand and $127 thousand, respectively.

           On October 1, 2007, Subaye.com issued 50,000 shares of common stock to an employee of Subaye.com for services to be provided beginning January 1, 2008 at a price of $2.00 per share for a total consideration equal to $100 thousand. The shares will be amortized over 24 months with stock-based compensation expense of $4 thousand each month. The total stock-based compensation expense for the years ended September 30, 2009 and 2008 was $50 thousand and $38 thousand, respectively.

On January 2, 2008, Subaye.com agreed to issue 450,000 shares of common stock to an investor relations consultant, for services to be provided over a 24 month period from January 2, 2008 through December 31, 2009 at price of $2.00 per share for a total consideration equal to $900 thousand. The shares will be amortized over 24 months with stock-based compensation expense of $38 thousand each month. The total stock-based compensation expense for the years ended September 30, 2009 and 2008 was $450 thousand and $338 thousand, respectively.

           On January 2, 2008, Subaye.com issued 50,000 shares of common stock to an executive, for services to be provided over a 24 month period at price of $2.00 per share for a total consideration equal to $100 thousand. The shares will be amortized over 24 months with stock-based compensation expense of $4 thousand each month. The total stock-based compensation expense for the years ended September 30, 2009 and 2008 was $50 thousand and $38 thousand, respectively.

           On January 2, 2008, Subaye.com issued 70,800 shares of common stock to an executive, for services to be provided over a 24 month period at price of $2.00 per share for a total consideration equal to $142 thousand. The shares will be amortized over 24 months with stock-based compensation expense of $6 thousand each month. The total stock-based compensation expense for the years ended September 30, 2009 and 2008 was $71 thousand and $53 thousand, respectively.

           On February 26, 2008, Subaye.com issued 78,425 shares of common stock to its Chief Financial Officer, for services to be provided over a 24 month period at price of $2.00 per share for a total consideration equal to $157 thousand. The shares will be amortized over 24 months with stock-based compensation expense of $7 thousand each month. The total stock-based compensation expense for the years ended September 30, 2009 and 2008 was $78 thousand and $46 thousand, respectively.

           Total stock compensation expense reported was $1,375 and $1,538 for the years ended September 30, 2009 and 2008, respectively.

Sales of Common Stock Securities

On March 8, 2008, pursuant to a stock purchase agreement, the Company issued 50,000 shares of its common stock for $600 thousand.

On July 8, 2008, for $400 thousand, Subaye.com issued an unaffiliated individual 100,000 shares of Subaye.com's common stock and warrants to purchase an additional 500,000 shares of Subaye’s common stock at $4.00 a share with an expiration date of July 7, 2013.

On June 9, 2009, the Company sold 60,000 shares of common stock at $6.00 a share for $360 thousand.

On June 9, 2009, the Company 5,600 shares of common stock at $6.00 a share for $34 thousand.

On August 3, 2009, the Company 500,000 shares of common stock at $6.00 a share for $3,000 thousand.

On August 17, 2009, the Company sold 60,000 shares of common stock at $7.00 a share for $420 thousand.

On August 17, 2009, the Company sold 55,000 shares of common stock at $7.00 a share for $385 thousand.

On September 25, 2009, the Company sold 100,000 shares of common stock and warrants to purchase an additional 220,000 shares of common stock at $12.00 per share for $800 thousand.

NOTE 13 - INCOME TAX

United States of America

Since the Company had no operations within the United States, there is no provision for United States taxes and there are no deferred tax amounts as of September 30, 2009 and 2008, respectively.

Delaware

The Company and its subsidiary, Subaye.com, are incorporated in Delaware but do not conduct business in Delaware. Therefore, the Company is not subject to corporate income tax.

British Virgin Islands

3G Dynasty and Subaye IIP are incorporated in the British Virgin Islands and, under the current laws of the British Virgin Islands, are not subject to income taxes.

Hong Kong

Media Group International Ltd. and MyStarU Ltd. are incorporated in Hong Kong and are subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. No provision for Hong Kong profits tax has been made as the Company's Hong Kong subsidiaries incurred a loss during years ended September 30, 2009 and 2008, respectively. The applicable Hong Kong statutory tax rate for the years ended September 30, 2009 and 2008 was 17.5%.

People’s Republic of China

Enterprise income tax in PRC is generally charged at 25% of a company’s assessable profit, of which 22% is a national tax and 3% is a local tax. The Company’s subsidiaries incorporated in the PRC, namely Guangzhou Subaye and Panyu M&M, are subject to PRC enterprises income tax at the applicable tax rates on the taxable income as reported in their Chinese statutory accounts in accordance with the relevant enterprises income tax laws applicable to foreign enterprises. Pursuant to the same enterprises income tax laws, the Company’s subsidiaries are fully exempted from PRC enterprises income tax for two years starting from the first profit-making year, followed by a 50% tax exemption for the next three years.

No provision for enterprise income tax in the PRC had been made for September 30, 2009 and 2008 due to the fact that the Company was exempt from PRC tax based on the statutory provisions granting a tax holiday for a two year period, as stated above, for the years ended September 30, 2009 and 2008. The Company is currently reviewing its financial forecast for 2010 and is considering the potential of certain tax liabilities for 2010.

The Company is governed by the Income Tax Law of the People’s Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws (“the Income Tax Laws”). Under the Income Tax Laws, foreign investment enterprises (“FIE”) generally are subject to an income tax at an effective rate of 25% on income as reported in their statutory financial statements after appropriate tax adjustments unless the enterprise is located in specially designated regions of cities for which more favorable effective tax rates apply. Upon approval by the PRC tax authorities, FIEs scheduled to operate for a period of 10 years or more and engaged in manufacturing and production may be exempt from income taxes for two years, commencing with their first profitable year of operations, after taking into account any losses brought forward from prior years, and thereafter with a 50% exemption for the next three years.

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

No provision for enterprise income tax in the PRC had been made for the years ended September 30, 2009 and 2008 due to the fact that certain subsidiaries of the Company are exempt from PRC tax based on the statutory provisions granting a tax holiday for a two year period, as stated above, specifically for the years ended September 30, 2009 and 2008, respectively.  The Company’s tax holiday expired on October 1, 2009.  The following table details the aggregate effect of the tax holiday on the Company’s results of operations.
	Year Ended September 30, 2009 (Thousands)	Year Ended September 30, 2008 (Thousands)

PRC Tax Without Consideration of Tax Holiday	$2,932	$924
PRC Tax Savings as a Result of Tax Holiday	$(2,932)	$(924)
Increase in Basic and Diluted Earnings Per Share as a Result of Tax Holiday	$1.60	$0.60

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended September 30, 2009 and 2008:
	2009	2008
U.S. Statutory rates	35.0%	35.0%
Foreign income	(35.0)%	(35.0)
China tax rates	25.0%	33.0
China income tax exemption	(25.0)%	(33.0)
Effective income tax rates	0%	0%

Value Added Tax

Enterprises or individuals who sell products, engage in repair and maintenance or import and export goods in the PRC are subject to a value added tax in accordance with Chinese laws. The value added tax rate applicable to the Company is 6% of the gross sales price. No credit is available for VAT paid on the purchases.

NOTE 14 - MINORITY INTEREST

Minority interest represents the minority stockholders’ proportionate share of 30.97% of the equity of Subaye.com. The Company’s 69.03% controlling interest requires that Subaye.com’s operations be included in the Consolidated Financial Statements. The 30.97% equity interest of Subaye.com that is not owned by the Company is shown as “Minority interests in consolidated subsidiaries” in the financial statements as $10,180 thousand and $7,138 thousand, respectively.

	September 30, 2009	September 30, 2008
	(In Thousands)

Minority Interest of Shareholders	$10,180	$7,138

Minority Interest in Consolidated Subsidiaries	$10,180	$7,138

NOTE 15 - COMMITMENTS & CONTINGENCIES

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

On July 1, 2008, the Company entered into a lease for new office space in Foshan City, Guangdong, China for approximately $5 thousand per month through June 30, 2011.

On February 1, 2009, the Company entered into a lease agreement to utilize approximately 22,000 square feet of office space at 349 Dabei Road, Shiqiao Street, Panyu District, Guangzhou City, Guangdong, China 511400 for approximately $9 thousand per month through January 31, 2011.

The following table summarizes the Company’s future minimum lease payments under operating lease agreements for the five years subsequent to September 30, 2009, in thousands:

Twelve Months Ended September 30,
2010	$164
2011	79

$243

The Company recognizes lease expense on a straight-line basis over the life of the lease agreement. Contingent rent expense is recognized as it is incurred. Total rent expense in continuing operations from operating lease agreements was $125 thousand and $306 thousand for the years ended September 30, 2009 and 2008, respectively.

Contingent Stock Issuance

On September 18, 2009, the Company entered into a six month consulting agreement with an entity wholly-owned by the Company’s Chief Financial Officer. In accordance with the terms of the consulting agreement, if during the term of the consulting agreement, the Company successfully obtains a listing on a stock exchange such as the NASDAQ Global Market, NASDAQ Capital Market, NASDAQ Global Select or NYSE Amex, the entity will be awarded a stock issuance of 10,000 shares of common stock. As of December 29, 2009, the Company has applied for a listing on the NASDAQ Global Market but has not yet received approval for the listing.

Litigation

We may be involved from time to time in ordinary litigation that will not have a material effect on our operations or finances. We are not aware of any pending or threatened litigation against the Company or our officers and directors in their capacity as such that could have a material impact on our operations or finances.

NOTE 16 - OPERATING RISK

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

NOTE 17 - SEGMENT REPORTING

The Company operates in three distinct business segments:

1. Online Membership Services - The Company provides online content and member services for commercial use.

2. Entertainment Media - The Company produces and places advertising solutions on behalf of its customers and routinely invests in entertainment arts productions in the PRC

3. Trade Services – The Company operates a domestic and international importing and exporting services operation to acquire and distribute goods within the PRC or internationally.

Year Ended September 30, 2009 (All Figures in Thousands)	Online Membership Services	Trade Services	Entertainment Media	Consolidated Total
Net Sales	$26,651	$11,061	$10,275	$47,987
Cost of Sales	5,957	10,792	7,893	24,642
Segment Income Before Minority Interest	11,727	17	1,079	12,823
Segment Assets	27,442	4,060	25,228	56,730
Expenditures for Segment Assets	6,877	-	17,230	24,107

Year Ended September 30, 2008 (All Figures in Thousands)	Online Membership Services	Trade Services	Entertainment Media	Consolidated Total
Net Sales	$9,507	$12,486	$7,179	29,172
Cost of Sales	3,974	12,211	4,034	20,220

Segment Income Before Minority Interest	3,423	15	1,542	4,980
Segment Assets	15,366	3,732	16,552	37,682

Expenditures for Segment Assets	6,942	-	10,056	-

NOTE 18 - SUBSEQUENT EVENTS

Reverse Stock Split

On October 23, 2009, the Company effectuated a reverse stock split on a 100 to 1 (100:1) basis.  Figures referring to shares of the registrant’s common stock in this Form 10-K for the reporting period ending September 30, 2009 are provided on a post-reverse split basis.

Share Exchange

On November 6, 2009, the Company entered into a Share Exchange Agreement with certain shareholders of its subsidiary, Subaye.com, Inc. Pursuant to the terms of the Share Exchange, the Company issued 3,408,852 shares of its common stock in exchange for all outstanding shares of common stock of Subaye.com, Inc. the Company did not already own (the “Share Exchange”). As a result of the Share Exchange, Subaye.com, Inc. became a wholly-owned subsidiary of the Company.

Execution of Employment Agreement with Officer

On October 11, 2009, Subaye entered into a Consulting Agreement with James T. Crane, the Company’s Chief Financial Officer.  The Agreement provides for compensation to Mr. Crane and the employees of Mr. Crane’s company, J. Crane & Company, Limited, for providing certain financial services to the Company.  The term of the Agreement is 36 months, after which the Agreement shall automatically terminate.  In exchange for providing these services, Mr. Crane and his employees will receive hourly cash compensation, the total of which shall not exceed 700,000 RMB ($103 thousand) during each of the Company’s fiscal years ending September 30, 2010, 2011, and 2012. Additionally, Mr. Crane will receive a stock award of 22,500 shares of the Company’s common stock, which shall vest on a pro rata basis over the term of the Agreement.

Resignations and Appointments of Members of the Board of Directors

On October 19, 2009, the Company appointed Jinliu Deng to serve as a member of the Board of Directors. In connection with Mr. Deng’s appointment, the Company has orally agreed to pay $30 thousand to Mr. Deng for services rendered as a member of the Board of Directors.

On November 2, 2009, Mr. Yaofu Su resigned from his position as a member of the Board of Directors of Subaye, effective immediately.  Mr. Su’s resignation is not in connection with any known disagreement with the Company on any matter.  Mr. Su will continue to serve as the Company’s Vice President.

On November 11, 2009, Ms. He Yao resigned from her position as a director of Subaye, effective immediately.  Ms. Yao’s resignation is not in connection with any known disagreement with the Company on any matter.  Ms. Yao will continue to serve as the Company’s Secretary.

On November 12, 2009, the Company appointed Qimei Liu to serve as a member of the Board of Directors.

On November 17, 2009, the Company appointed Larry G. Schafran to serve as a member of the Board of Directors.

On November 17, 2009, the Company has adopted a compensation arrangement for independent directors.  Under this agreement, Mr. Schafran will receive $1 thousand for each meeting of the Board of Directors he attends in person and $1 thousand  for each two meetings of the Board of Directors in which he participates by telephone or video conference.  Additionally, he will receive an annual payment of either (i) 10,000 shares of the Company’s common stock, par value $0.001, which shall be paid in quarterly grants of 2,500 shares, or (ii) an option to purchase 20,000 shares of the Company’s common stock, ¼ of which shall vest each quarter.

On November 19, 2009, the Board of Directors of the Company adopted a Code of Business Ethics and Controls (the “Code of Ethics”) for the Company, approved and authorized the establishment of the Audit, Compensation and Corporate Governance and Nominating Committees, and approved and authorized the adoption of the charter documents for each committee. All three committees are comprised solely of the Company’s independent directors.

NOTE 19 - RECENTLY ISSUED ACCOUNTING STANDARDS

In October 2009, the Financial Accounting Standards Board (FASB) issued amended revenue recognition guidance for arrangements with multiple deliverables. The new guidance eliminates the residual method of revenue recognition and allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence (VSOE), vendor objective evidence (VOE) or third-party evidence (TPE) is unavailable. For the company, this guidance is effective for all new or materially modified arrangements entered into on or after October 1, 2011 with earlier application permitted as of the beginning of a fiscal year. Full retrospective application of the new guidance is optional. The company is currently assessing its implementation of this new guidance, but does not expect a material impact on the consolidated financial statements.

In October 2009, the FASB issued guidance which amends the scope of existing software revenue recognition accounting. Tangible products containing software components and non-software components that function together to deliver the product’s essential functionality would be scoped out of the accounting guidance on software and accounted for based on other appropriate revenue recognition guidance.  For the company, this guidance is effective for all new or materially modified arrangements entered into on or after October 1, 2011 with earlier application permitted as of the beginning of a fiscal year. Full retrospective application of the new guidance is optional. This guidance must be adopted in the same period that the company adopts the amended accounting for arrangements with multiple deliverables described in the preceding paragraph. The company is currently assessing its implementation of this new guidance, but does not expect a material impact on the consolidated financial statements.

On October 1, 2009, the company adopted the revised FASB guidance regarding business combinations which was required to be applied to business combinations on a prospective basis. The revised guidance requires that the acquisition method of accounting be applied to a broader set of business combinations, amends the definition of a business combination, provides a definition of a business, requires an acquirer to recognize an acquired business at its fair value at the acquisition date and requires the assets and liabilities assumed in a business combination to be measured and recognized at their fair values as of the acquisition date (with limited exceptions). There was no impact upon adoption and the effects of this guidance will depend on the nature and significance of business combinations occurring after the effective date.

In August 2009, the FASB issued guidance on the measurement of liabilities at fair value. The guidance provides clarification that in circumstances in which a quoted market price in an active market for an identical liability is not available, an entity is required to measure fair value using a valuation technique that uses the quoted price of an identical liability when traded as an asset or, if unavailable, quoted prices for similar liabilities or similar assets when traded as assets. If none of this information is available, an entity should use a valuation technique in accordance with existing fair valuation principles. The company adopted this guidance in the quarter ended September 30, 2009 and there was no material impact on the consolidated financial statements.

On July 1, 2009, the FASB issued the FASB Accounting Standards Codification (the Codification). The Codification became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. The Codification eliminates the previous US GAAP hierarchy and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. The Codification was effective for interim and annual periods ending after September 15, 2009. The company adopted the Codification for the year ending September 30, 2009. There was no impact to the consolidated financial results as this change is disclosure-only in nature.

In June 2009, the FASB issued amendments to the accounting rules for variable interest entities (VIEs) and for transfers of financial assets. The new guidance for VIEs eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary. In addition, qualifying special purpose entities (QSPEs) are no longer exempt from consolidation under the amended guidance. The amendments also limit the circumstances in which a financial asset, or a portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented, and/or when the transferor has continuing involvement with the transferred financial asset. The company will adopt these amendments for interim and annual reporting periods beginning on October 1, 2010. The company does not expect the adoption of these amendments to have a material impact on the consolidated financial statements.

In May 2009, the FASB issued guidelines on subsequent event accounting which sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. These guidelines were effective for interim and annual periods ending after June 15, 2009, and the company adopted them in the quarter ended June 30, 2009. There was no impact on the consolidated financial statements.

In April 2009, the FASB issued guidance on determining fair value when the volume and level of activity for an asset or liability has significantly decreased, and in identifying transactions that are not orderly. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value. The guidance was effective on a prospective basis for interim and annual periods ending after June 15, 2009. The company adopted this guidance in the quarter ended June 30, 2009, and there was no material impact on the consolidated financial statements.

In April 2009, the FASB issued guidance on the recognition and presentation of other-than-temporary impairments on investments in debt securities. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings), and 2) all other amounts (recorded in other comprehensive income). This guidance was effective on a prospective basis for interim and annual periods ending after June 15, 2009. The company adopted this guidance for the quarter ended June 30, 2009, and there was no material impact on the consolidated financial statements.

In April 2009, the FASB issued additional requirements regarding interim disclosures about the fair value of financial instruments which were previously only disclosed on an annual basis. Entities are now required to disclose the fair value of financial instruments which are not recorded at fair value in the financial statements in both their interim and annual financial statements. The new requirements were effective for interim and annual periods ending after June 15, 2009 on a prospective basis. The company adopted these requirements in the quarter ended June 30, 2009. There was no impact on the consolidated financial results as this relates only to additional disclosures.

In April 2009, the FASB issued an amendment to the revised business combination guidance regarding the accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. The requirements of this amended guidance carry forward without significant revision the guidance on contingencies which existed prior to January 1, 2009. Assets acquired and liabilities assumed in a business combination that arise from contingencies are recognized at fair value if fair value can be reasonably estimated. If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with the Accounting Standards Codification (ASC) Topic 450 on contingencies. There was no impact upon adoption.

In April 2008, the FASB issued new requirements regarding the determination of the useful lives of intangible assets. In developing assumptions about renewal or extension options used to determine the useful life of an intangible asset, an entity needs to consider its own historical experience adjusted for entity-specific factors. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension options. The new requirements apply to intangible assets acquired after October 1, 2009. The adoption of these new rules did not have a material impact on the Consolidated Financial Statements.

In December 2007, the FASB issued new guidance on noncontrolling interests in consolidated financial statements. This guidance requires that the noncontrolling interest in the equity of a subsidiary be accounted for and reported as equity, provides revised guidance on the treatment of net income and losses attributable to the noncontrolling interest and changes in ownership interests in a subsidiary and requires additional disclosures that identify and distinguish between the interests of the controlling and noncontrolling owners. Pursuant to the transition provisions, the company adopted this new guidance on October 1, 2009 via retrospective application of the presentation and disclosure requirements.

In March 2008, the FASB issued new disclosure requirements regarding derivative instruments and hedging activities. Entities must now provide enhanced disclosures on an interim and annual basis regarding how and why the entity uses derivatives; how derivatives and related hedged items are accounted for, and how derivatives and related hedged items affect the entity’s financial position, financial results and cash flow. Pursuant to the transition provisions, the company adopted these new requirements on October 1, 2009. These new requirements do not impact the consolidated financial results as they are disclosure-only in nature.

The FASB guidance on fair value measurements and disclosures became effective January 1, 2008. However, in February 2008, the FASB delayed the effective date regarding fair value measurements and disclosures of nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to October 1, 2009. The adoption of these provisions related to nonfinancial assets and nonfinancial liabilities on October 1, 2009 did not have a material impact on the consolidated financial statements.

In June 2008, the FASB issued guidance in determining whether instruments granted in share-based payment transactions are participating securities. The guidance became effective on October 1, 2009 via retrospective application. According to the new guidance, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share (EPS) pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. The adoption of these provisions is not expected to have a material impact on the consolidated financial statements.

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

Management’s annual report on internal control over financial reporting

Management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management evaluated, under the supervision and with the participation of our Chief Executive Officer, the effectiveness of our internal control over financial reporting as of the most recent fiscal year ended September 30, 2009.

Based on its evaluation under the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that our internal control over financial reporting was not effective as of September 30, 2009, due to the existence of significant deficiencies constituting material weaknesses, as described in greater detail below. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

During the course of the preparation of our September 30, 2009 financial statements, we identified certain material weaknesses relating to our internal controls and procedures within the areas of accounting for equity transactions, document control, account analysis and reconciliation. Some of these internal control deficiencies may also constitute deficiencies in our disclosure controls.

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

NAME	AGE	POSITION
Zhiguang Cai	36	Chief Executive Officer, Director
Alan R. Lun	43	President and Director
James T. Crane	33	Chief Financial Officer
Larry Schafran	71	Director
Jinliu Deng	44	Director
Qimei Liu	35	Director

Zhiguang Cai, Chief Executive Officer and Director

On September 5, 2009, the Company appointed Zhiguang Cai to serve as a Director and Chief Executive Officer, effective immediately. Mr. Cai is 38 years old. He joined the Company in 2000 and is currently the CEO of Subaye.com, Inc., a majority owned subsidiary of the Company. He was the Vice President of Guangzhou Subaye Computer Tech Ltd. (“Subaye Computer Tech”), a majority owned subsidiary of the Company from June 2006 to July 2009, where he was responsible for the development of Subaye Computer Tech's network and systems integration business and for the planning analysis of software products, as well as technical training and research and development. From October 2003 through June 2006, Mr. Cai was the Director of Subaye Computer Tech's software research and development center. From October 2000 to September 2003, Mr. Cai was the webmaster of Mystaru Limited (formerly known as IC Star MMS Limited), a wholly owned subsidiary of the Company. Prior to October 2000, Mr. Cai worked for five years as a teacher of Xishui Computer Normal School in Hubei province. Mr. Cai graduated in 1995 from the Central China Normal University Department of Computer Science.

Alan R. Lun, President and Director

On April 30, 2007, the Board appointed Alan R. Lun as the Company’s Chief Executive Officer, President and as a member of the Board of Directors. Mr. Lun is also the Chief Executive Officer of MyStarU Ltd., a wholly-owned subsidiary of the Company, a position he has held since March 2006. From March 2001 through February 2006, Mr. Lun was the division manager of Guangdong Country Garden Property Management Co. Ltd., a property management company in China.  On September 5, 2009, Mr. Lun resigned as the Company’s Chief Executive Officer, but remains the Company’s President and a director.

James T. Crane, Chief Financial Officer

Mr. Crane joined the Company on October 29, 2007. In 2001, Mr. Crane founded J. Crane & Company, P.C., a professional services firm. Prior to founding J. Crane & Company, P.C., Mr. Crane worked as an external auditor and business consultant for an international public accounting firm. Mr. Crane has worked with numerous public companies in the United States of America, Asia and Europe, where he focuses his time and efforts on emerging businesses, assisting them with SEC compliance and communication matters, accounting and accounting-related functions and debt and equity financing actions. Mr. Crane is a Certified Public Accountant. Mr. Crane received his Bachelor of Science in Accountancy from Bentley College in Waltham, Massachusetts. Mr. Crane also currently serves as Chief Financial Officer of Longwei Petroleum Investment Holding Limited an issuer trading on the Over-the-counter Bulletin Board. Mr. Crane has also previously served as an officer or director of several other public and private companies.

Larry Schafran, Director

On November 17, 2009, the Company appointed Larry G. Schafran to serve as a member of the Board of Directors.  The Company currently has no committees of the Board of Directors.  Mr. Schafran has served as the managing principal of Providence Capital, Inc., a private investment and advisory firm based in New York City, since 2003. Mr. Schafran currently serves as a director and chairman of the Audit Committee for SulphCo, Inc., RemoteMDx, Inc., National Patent Development Corp., and Tarragon Realty Investors, Inc., and is a director and serves on the Audit Committee for ElectroEnergry, Inc.

Jinliu Deng, Director

On October 19, 2009, the Company appointed Jinliu Deng to serve as a member of the Board of Directors.  Mr. Deng, 44, provided consulting services to the Company between July 2007 and July 2009 and was not compensated $60,000 or more in fees from the Company in the three years prior to October 19, 2009.  From June 2000 to the present, Mr. Deng has served as the general manager of Guangzhou Free Stage Studios Limited, a leading entertainment stage company in the People’s Republic of China.

Qimei Liu, Director

On November 12, 2009, the Company appointed Qimei Liu to serve as a member of the Board of Directors.  Ms. Liu, age 35, has served as the general manager of Hongjian Hotel, a business travel services hotel in Guangzhou, the People’s Republic of China, from July 2006 through the present.  From May 2005 to June 2006, Ms. Liu was the assistant to the Chief Information Officer of HRDQ Group, Inc. Prior to May 2005, Ms. Liu was the assistant to the Chief Operations Officer of Blogolb.com, a video sharing website in the People’s Republic of China.

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

Audit Committee

The Audit Committee is currently comprised of the following directors of the Company: Lawrence G. Schafran (Chair), Jinliu Deng and Qimei Liu, each of whom is independent, as independence is currently defined in applicable SEC and NASDAQ rules.  The Audit Committee was established by the board of directors November 19, 2009.  The Board has determined that Mr. Schafran qualifies as an “audit committee financial expert,” as defined in applicable SEC rules. The Board made a qualitative assessment of Mr. Schafran’s level of knowledge and experience based on a number of factors, including his formal education and experience.

The Audit Committee is responsible for overseeing the Company’s corporate accounting, financial reporting practices, audits of financial statements and the quality and integrity of the Company’s financial statements and reports. In addition, the Audit Committee oversees the qualifications, independence and performance of the Company’s independent auditors. In furtherance of these responsibilities, the Audit Committee’s duties include the following: evaluating the performance of and assessing the qualifications of the independent auditors; determining and approving the engagement of the independent auditors to perform audit, review and attest services and performing any proposed permissible non-audit services; evaluating employment by the Company of individuals formerly employed by the independent auditors and engaged on the Company’s account and any conflicts or disagreements between the independent auditors and management regarding financial reporting, accounting practices or policies; discussing with management and the independent auditors the results of the annual audit; reviewing the financial statements proposed to be included in the Company’s annual report on Form 10-K; discussing with management and the independent auditors the results of the auditors’ review of the Company’s quarterly financial statements; conferring with management and the independent auditors regarding the scope, adequacy and effectiveness of internal auditing and financial reporting controls and procedures; and establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting control and auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters. The Audit Committee operates under the written Audit Committee Charter adopted by the Board in 2009, a copy of which may be obtained by writing the Secretary of the Company at 349 Dabeilu, Shiqiao, Panyu, Guangzhou, Guangdong, China, 511400.  A current copy of the Audit Committee Charter is also available on the SEC website at http://www.sec.gov, as an exhibit to the Form 8-K filed by the Company on November 20, 2009.

Director Independence

In determining the independence of its Directors, the Company uses the definition of independence adopted by the NASDAQ Stock Market.  Based on the NASDAQ standards, the Board of Directors has determined that three of the five members of our board of directors are independent.

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

Number of Late Reports
Zhiguang Cai	2
Alan Lun	2
James T. Crane	2
Yaofu Su	1
He Yao	2
Wukuang IE Ltd.	1

Code of Ethics

We have adopted a Code of Ethics for our Senior Financial Officers and for all of our employees. We shall, without charge, provide to any person, upon request, a copy of our Code of Ethics for our Senior Financial Officers. All such requests should be mailed to: Subaye, Inc., 349 Dabeilu, Shiqiao, Panyu, Guangzhou, Guangdong, China 511400, attention: Zhiguang Cai, CEO.

As required by SEC rules, we will report within five business days the nature of any change or waiver of our Code of Ethics for our Senior Financial Officers.

Item 11.  Executive Compensation.

The following table presents a summary of the compensation paid to our executive officers during the fiscal years ended September 30, 2009 and 2008. Except as listed below, there were no bonuses, other annual compensation, restricted stock awards or stock options/SARs or any other compensation paid to the named executive officers.

Summary Compensation Table

Name and Principal Position	Year Ended September 30,	Salary $	Bonus $	Stock awards $	Option awards $	Nonequity incentive plan compensation $	Nonqualified deferred compensation earnings $	All other compensation $	Total $
Zhiguang Cai	2009	28,000	0	2,275	0	0	0	0	30,275
Chief Executive Officer, Director	2008	24,000	0	0	0	0	0	0	24,000

James T. Crane	2009	0	0	12,000	0	0	0	179,163	191,163
Chief Financial Officer ***	2008	0	0	252,400	0	0	0	99,049	351,449

Alan R. Lun	2009	40,000	0	1,517	0	0	0	0	41,517
Chief Executive Officer, President, Director	2008	40,000	0	130,000	0	0	0	0	170,000

*** Mr. Crane is compensated through his professional services firm J. Crane & Company, P.C. The figures included herein represent compensation paid to Mr. Crane personally or J. Crane & Company, P.C.

Outstanding Equity Awards at Fiscal Year-End
	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Zhiguang Cai	0	0	0	0	-	29,750	$270,725	0	0
James T. Crane	0	0	0	0	-	18,667	$168,000	0	0
Alan R. Lun	0	0	0	0	-	19,833	$180,483	0	0

Director Compensation

The following table presents a summary of the compensation paid to the members of our Board of Directors during the fiscal year ended September 30, 2009. Except as listed below, no other compensation was paid to our Directors.

	Fees earned or paid in cash	Stock awards	Option awards	Non-equity incentive plan compensation	Non- qualified deferred compensation earnings	All other compensation	Total
Name	$	$	$	$	$	$	$
Zhiguang Cai	0	0	0	0	0	0	0
Yaofu Su	0	0	0	0	0	0	0
Alan Lun	0	0	0	0	0	0	0
Yulong Zhu	0	0	0	0	0	0	0

Director Compensation Agreements

The Company’s members of the board of directors were not compensated for board services rendered to the Company during the reporting period.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)   Security Ownership of Certain Beneficial Owners

The following tables set forth, as of December 29, 2009, information known to us relating to the beneficial ownership of shares of common stock by: each person who is the beneficial owner of more than 5 percent of the outstanding shares of common stock, each director, each executive officer, and all executive officers and directors as a group.

 We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them except as stated therein.

Under the securities laws, a person is considered to be the beneficial owner of securities that can be acquired by him or her within 60 days from the date of this filing upon the exercise of options, warrants or convertible securities. We determine beneficial owner's percentage ownership by assuming that options, warrants or convertible securities that are held by him or her, but not those held by any other person and which are exercisable within 60 days of the date of this filing, have been exercised or converted. As of December 29, 2009 there were 6,664,131 shares of our common stock issued and outstanding.

Name and Address of Beneficial Owner*	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned	Position
Wukuang IE Limited 7/F., HaiYiGe, Biguiyuan Shunde, Fushan GD China	600,000	9.00%	5% owner

Insequor Capital, Inc. 61 Rosena Lane Uxbridge, Ontario L9P 1X6	450,000	6.75%	5% owner
Zhiguang Cai	30,000	0.00	Chief Executive Officer, Director
James T. Crane	106,550	1.60%	Chief Financial Officer

Alan Lun	30,000	0.00%	President, Director and Former Chief Executive Officer
Yaofu Su	6,000	0.00%	Vice President, Former Director
He Yao	10,000	0.00%	Secretary, Former Director
Larry Schafran	0	0.00%	Director
Jinliu Deng	0	0.00%	Director
Qimei Liu	0	0.00%	Director
Directors and Executive Officers as a Group	182,550	2.74%

* Except where otherwise indicated, the address of the beneficial owner is deemed to be the same address of the Company.

(b)   Changes in Control

We know of no contractual arrangements which may at a subsequent date result in a change of control in the Company.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

None

Item 14.  Principal Accounting Fees and Services.

AUDIT FEES

The aggregate fees billed by the Company's auditors for professional services rendered in connection with the audit of the Company's annual consolidated financial statements for fiscal 2009 and 2008 and quarterly reviews of the consolidated financial statements included in the Company's Forms 10-K and 10-Q for fiscal 2009 and 2008, and for the review of the Company’s Forms S-1 were $200,084 and $184,155, respectively.

AUDIT-RELATED FEES

The Company's auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements.

TAX FEES

The aggregate fees billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning were $0 for fiscal 2009 and 2008.

ALL OTHER FEES

The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting in fiscal 2009 and 2008 were $0.

PART IV

Item 15.  Exhibits.

(a)	Exhibits

3.1	Certificate of Incorporation.*

3.2	Certificate of Amendment of Certificate of Incorporation, as filed on July 10, 2007 with the Secretary of State of the State of Delaware.**

3.2	Bylaws.*

14.1	Code of Ethics***

21.1	List of Subsidiaries +

23.1	Consent of DNTW Chartered Accountants LLP ++

31.1	Rule 13a-14(a)/15d-14(a) Certification (CEO) ++

31.2	Rule 13a-14(a)/15d-14(a) Certification (CFO) ++

32.1	Section 1350 Certification (CEO) ++

32.2	Section 1350 Certification (CFO) ++

*	Incorporated by reference to exhibits filed with the registrant’s definitive proxy statement on Form 14A as filed with the SEC on January 27, 2005.

**	Incorporated by reference from the registrant’s Form 8-K as filed with the SEC on July 31, 2007.

***	Incorporated by reference from the registrant’s Form 10-QSB as filed with the SEC on February 1, 2005.

+	Incorporated by reference from the registrant’s Form 10-QSB as filed with the SEC on February 16, 2008.

++	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUBAYE, INC.

Date: December 29, 2009	By:	/s/ Zhiguang Cai
Zhiguang Cai
Chief Executive Officer and President
(Principal Executive Officer)

Date: December 29, 2009	By:	/s/ James T. Crane
James T. Crane
Chief Financial Officer
(Principal Financial and Accounting Officer)