Form 10-Q
period 2009-12-31
SUBAYE, INC.
filed 2010-02-16
CIK 1139570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

Common stock, par value $.001 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                                                                                                                Yes ☐ No ☒
.
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.                                                                                                                Yes ☐ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

As of February 12, 2010, the registrant had 6,664,131 shares of its common stock issued and outstanding.

SUBAYE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2009	September 30, 2009
	(In Thousands)
	(Unaudited)	(Audited)
Assets
Current Assets:

Cash	$2,668	$321
Accounts Receivable, Net of Allowance for Doubtful Accounts of $363 as of December 31, 2009 and September 30, 2009	13,523	15,706
Prepaid Expenses	3,742	1,902
Deposit for Purchase of Inventoriable Assets	8,147	8,152
Other Current Assets	1,311	1,843
Total Current Assets	29,391	27,924

Property Plant and Equipment, Net of Accumulated Depreciation of $21,473 and $20,198 as of December 31, 2009 and September 30, 2009	9,338	10,626

Intangible Assets, Net
Copyrights, Net of Accumulated Amortization of $1,738 and $1,674 as of December 31, 2009 and September 30, 2009	24,386	17,623
Goodwill	557	557
Total Intangible Assets, Net	24,943	18,180

Total Assets	$63,672	$56,730

Liabilities and Equity
Current Liabilities

Accounts Payable and Accrued Expenses	$5,906	$4,978
Short Term Debt	2,972	863
Total Current Liabilities	8,878	5,841

Total Liabilities	8,878	5,841

Commitments and Contingencies

Shareholders' Equity

Preferred Stock, $0.001 Par Value, 50,000,000 Shares Authorized, 0 Shares Issued and Outstanding as of December 31, 2009 and September 30, 2009	—	—
Common Stock, $0.001 Par Value; 150,000,000 Shares Authorized; 6,664,131 and 2,479,243 Shares Issued and Outstanding as of December 31, 2009 and September 30, 2009	7	3
Additional Paid in Capital	48,021	32,452
Deferred Stock Based Compensation	(6,789)	(2,908)
Accumulated Other Comprehensive Income	(27)	54
Retained Earnings	13,582	11,108
Total Shareholders' Equity	54,794	40,709
Noncontrolling Interest in Subsidiaries	-	10,180
Total Equity	54,794	50,889
Total Liabilities and Equity	$63,672	$56,730

The accompanying notes to these consolidated financial statements are an integral part of these balance sheets.

SUBAYE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME

	For the Three Months Ended December 31,
	2009	2008
	(In Thousands, Except Per Share Data)
	(Unaudited)	(Audited)

Net Sales	$12,714	$9,856

Cost of Sales	7,111	6,139

Gross Profit	5,603	3,717

Operating Expenses
Advertising	427	108
Other General and Administrative Expenses	1,347	663

Total Operating Expenses	1,774	771

Operating Income	3,829	2,946

Income Tax Expense	(883)	(2)

Net Income	2,946	2,944

Net Income Attributable to the Noncontrolling Interest	(472)	(471)

Net Income Attributable to the Controlling Interest	$2,474	$2,473

Earnings per Common Share

Basic	$0.47	$1.53

Diluted	$0.47	$1.53

Weighted Average Common Shares Outstanding

Basic	5,209,013	1,617,627

Diluted	5,231,013	1,617,627

Comprehensive Income

Net Income	$2,946	$2,944

Other Comprehensive (Loss) Income, Net of Tax
Foreign Currency Translation Adjustment, Net of Tax	(81)	19
Total Other Comprehensive Income, Net of Tax	2,865	2,963

Comprehensive Income Attributable to the Noncontolling Interest	401	477

Comprehensive Income Attributable to Controlling Interest	$2,464	$2,486

The accompanying notes to consolidated financial statements are an integral part of these statements.

SUBAYE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS

	December 31
	2009	2008
	(In Thousands)
	(Unaudited)	(Audited)
Cash Flows From Operating Activities:
Net Income	$2,946	$2,944
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities—
Depreciation and Amortization	1,347	1,670
Amortization of Stock Based Compensation	1,040	311
(Increase) Decrease in Assets—
Accounts Receivable	2,183	(1,196)
Prepaid Expenses	(1,840)	(2,577)
Other Current Assets	532	262
Copyrights	(6,828)	-
Increase (Decrease) in Liabilities —
Accounts Payable and Accrued Expenses	934	(1,009)

Net Cash Provided By Operating Activities	314	405

Cash Flows From Investing Activities:
Purchase of Equipment	-	(5)

Net Cash Used in Investing Activities	-	(5)

Cash Flows From Financing Activities:
Proceeds From Short Term Debt	2,109	123

Net Cash Provided By Financing Activities	2,109	123

Effect of Exchange Rate Changes in Cash	(76)	(32)

Increase in Cash	2,347	491

Cash, Beginning of Period	321	303
Cash, End of Period	$2,668	$794

Supplemental Cash Flow Information:

Cash Paid During the Period for
Interest, Net of Amounts Capitalized	$—	$—
Income Taxes	$6	$2
Supplemental Schedule of Noncash Investing and Financing Activities:
Issuance of Stock for Services, Deferred Compensation	$4,920	$350
Adjustment of additional paid-in-capital and non-controlling interests from investment in Subaye Inc, by non-controlling interests	$10,652	$-

The accompanying notes to consolidated financial statements are an integral part of these statements.

SUBAYE, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

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

On October 26, 2009, the Company changed its name to Subaye, Inc. The Company's common stock continues to be quoted under the symbol, “SBAY.OB,” on the FINRA over-the-counter bulletin board (“OTCBB”) in the United States of America.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated financial statements, prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), include the assets, liabilities, revenues, expenses and cash flows of the Company and all its subsidiaries. This basis of accounting differs in certain material respects from that used for the preparation of the books and records of the Company’s principal subsidiaries, which are prepared in accordance with the accounting principles and the relevant financial regulations applicable to enterprises with limited liabilities established in China the accounting standards used in the place of their domicile.  The accompanying consolidated financial statements reflect necessary adjustments not recorded in the books and records of the Company’s subsidiaries to present them in conformity with GAAP.
Subsidiaries	Countries Registered In	Percentage of Ownership
MyStarU Ltd.	Hong Kong, The People’s Republic of China	100.00%
3G Dynasty Inc.	British Virgin Islands	100.00%
Guangzhou Panyu Metals & Materials Limited	The People’s Republic of China	100.00%
Subaye.com *	United States of America, Delaware	100.00%
Subaye IIP Limited *	British Virgin Islands	100.00%
Guangzhou Subaye Computer Tech Limited *	The People’s Republic of China	100.00%
Media Group International Limited *	Hong Kong, The People’s Republic of China	100.00%

*On November 6, 2009, the Company entered into a Share Exchange Agreement with certain shareholders of its subsidiary, Subaye.com, Inc. Pursuant to the terms of the Share Exchange, the Company issued 3,408,852 shares of its common stock in exchange for all outstanding shares of common stock of Subaye.com, Inc. the Company did not already own (the “Share Exchange”). As a result of the Share Exchange, Subaye.com, Inc., and the wholly-owned subsidiaries of Subaye.com, Inc., effectively became wholly-owned subsidiaries of the Company.

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q.  They do not include all of the information and footnotes required by GAAP for a complete financial presentation. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited condensed consolidated financial statements.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.  The Company’s accounting policies and certain other disclosures are set forth in the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009 as filed with the United States Securities and Exchange Commission on December 29, 2009. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) became the sole source of GAAP as of September 15, 2009. References to the ASC are made throughout this Form 10-Q and refer to specific sections of the ASC in relation to the topics referenced within this Form 10-Q.

Adoption of ASC 810-10-65, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51 (“ASC 810-10-65”)

The adoption of ASC 810-10-65 did not have a material effect on the Company’s financial condition, results of operations or cash flows for the three months ended December 31, 2009 and 2008, respectively, or as of December 31, 2009 and September 30, 2009, respectively. However, as a result of the retrospective presentation and disclosure requirements of ASC 810-10-65, the adoption of ASC 810-10-65 did affect the presentation and disclosure of noncontrolling interests and basic and diluted earnings per common share in the Company’s condensed consolidated financial statements for the three months ended December 31, 2008 and as of September 30, 2009, respectively.

ASC 810-10-65 establishes new standards that govern the accounting for and reporting of (1) noncontrolling interest in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. Significant changes to the accounting for noncontrolling interests include (a) the inclusion of noncontrolling interests in the equity section of the controlling entity’s condensed consolidated balance sheet rather than in the mezzanine section and (b) the requirement that changes in the controlling entity’s interest in the noncontrolling interest, without a change in control, be recognized in the controlling entity’s equity rather than being accounted for by the purchase method, which accounting under the purchase method would have given rise to goodwill.

The Company has owned a majority interest of its subsidiary, Subaye.com, Inc., since June 2006. The principal effect of the adoption of ASC 810-10-65 on the September 30, 2009 condensed consolidated balance sheet was to reclassify the noncontrolling interest of $10,180 thousand from the mezzanine section of the balance sheet to stockholders’ equity attributable to noncontrolling interest, thus increasing the total of the condensed consolidated stockholders’ equity by that amount, as follows:
September 30, 2009
(000’s)

Equity, as Previously Reported	$40,709

Increase for ASC 810-10-65 Reclassification of Non-Controlling Interest	10,180

Equity, as Adjusted	$50,889

Additionally, the adoption of ASC 810-10-65 requires that net income, as previously reported prior to the adoption of ASC 810-10-65, be adjusted to include the net income attributable to the noncontrolling interest, and that a new separate caption for net income attributable to common shareholders be presented in the condensed consolidated statements of operations. Thus, after the adoption of ASC 810-10-65, condensed consolidated net income increases by $471 thousand for the three months ended December 31, 2008.

ASC 810-10-65 also requires similar disclosure regarding comprehensive income. Therefore, after the adoption of ASC 810-10-65 condensed consolidated comprehensive income increases by $471 for the three months ended December 31, 2008

Revenue Recognition

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

Current terms of the www.subaye.com membership agreement stipulate that the customer pays a nonrefundable fee of approximately $120 per month for access to the marketing and advertising capabilities in place at www.subaye.com. The Company does also providers SaaS software to its members, although, SaaS software contracts are entered into separately and in addition to the regular membership agreement.

Subaye.com entered into agreements with two merchant service providers on October 2, 2009. The merchant service providers have two tasks: (i) to assist the members of www.subaye.com in preparing each member's corporate branding video, which is to be uploaded to www.subaye.com and (ii) to assist Subaye.com with the daily operations of www.subaye.com and more specifically, to collect the monthly member fees, which are currently paid in cash, from the members of www.subaye.com. Collecting these cash receipts, tracking which customers have paid and which have not, and remitting the cash to the Company, is a time intensive project each month. Subaye.com has never experienced collection issues and does not expect any collection issues to occur in the future. The merchant service providers were compensated with a total of 320,000 shares of the Company’s common stock valued at $2,560 thousand on October 2, 2009. Each agreement is for a term of three years. The Company amortizes the compensation provided to these merchant service providers over the three year term and records its revenues net of this stock compensation paid to the merchant service providers, in accordance with ASC 605-45. The Company believes net revenue presentation is reasonable given that it shares the obligation to perform with these merchant service providers with regard to its membership contracts with its customers.

Advertising Costs

The Company expenses advertising costs as the costs are incurred in accordance with ASC 720-35  “Advertising Costs”.

Reclassifications

Certain reclassifications to the Company’s condensed consolidated balance sheets and condensed consolidated statements of operations and other comprehensive income have been made to the September 30, 2009 and December 31, 2008 financial statements to conform to the presentation of these financial statements.  These reclassifications did not impact the Company’s total assets, liabilities, net income or total equity for the three months ended December 31, 2009 and 2008 and as of September 30, 2009, respectively.

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

Trade accounts receivable at December 31, 2009 and September 30, 2009 consisted of the following:

	December 31, 2009 (000’s)	September 30, 2009 (000’s)

Trade Accounts Receivable	$13,886	$16,069
Less: Allowance for Doubtful Accounts	(363)	(363)
Totals	$13,523	$15,706

The activity in the allowance for doubtful accounts for trade accounts receivable as of December 31, 2009 and September 30, 2009 is as follows:

	December 31, 2009 (000’s)	September 30, 2009 (000’s)
Beginning Allowance for Doubtful Accounts	$363	$31
Additional Charge to Bad Debt Expense	-	332

Ending Allowance for Doubtful Accounts	$363	$363

The Company has the following concentrations of business with customers constituting greater than 5% of the Company’s gross accounts receivable as of December 31, 2009 and September 30, 2009. The nonpayment of these accounts receivables, individually or in the aggregate, could have a material impact on our future results of operations.

These accounts receivable totaled $9,581 thousand and $12,534 thousand or 69% and 78% of our gross total accounts receivable as of December 31, 2009 and September 30, 2009, respectively.
	December 31, 2009	September 30, 2009

Customer 1	37%	36%
Customer 2	12%	16%
Customer 3	15%	6%
Customer 4	-%	20%
Customer 5	5%	-%

NOTE 4 – DEPOSIT FOR INVENTORIABLE ASSETS

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

NOTE 5 - PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	December 31, 2009 (000’s)	September 30, 2009 (000’s)

Computer Software & Equipment	$14,499	$14,504
Websites	16,167	16,175
Motor Vehicle	84	84
Furniture & Fixtures	61	61
	30,811	30,824
Less: Accumulated depreciation and amortization	(21,473)	(20,198)
	$9,338	$10,626

NOTE 6 - GOODWILL & INTANGIBLE ASSETS

Intangible assets are stated at cost (estimated fair value upon contribution or acquisition), less accumulated amortization and impairment.

The following table summarizes the carrying values of all the Company's goodwill and intangible assets by category, as of December 31, 2009 and September, 30, 2009:
	December 31, 2009 (000’s)	September 30, 2009 (000’s)

Copyrights - Motion Picture, Television, Internet and DVD Productions	$26,124	$19,297
Accumulated Amortization	(1,738)	(1,674)
Copyrights, Net	24,386	17,623

Goodwill	557	557
Total	$24,943	$18,180

The following table summarizes the copyrights held by the Company as of December 31, 2009, all of which are or will be PRC productions or are being held for investment purposes. All copyrights are wholly-owned by the Company unless noted otherwise.

Copyrights for Movies, DVDs, Television and Internet Broadcasting

Big Movie: Subaye *
DaYouCun
PaoBu
True?
Big Future
Qianfu
Valleys and Peaks Tactics
*The copyright for “Big Movie: Subaye” does not include rights for television broadcasting.

Copyrights for Internet Broadcasting Only

Big Movie 2: Two Stupid Eggs

The Company amortizes its copyrights using the individual-film-forecast-computation method, in accordance with ASC 926, which amortizes or accrues (expenses) such costs in the same ratio that current period actual revenue (numerator) bears to estimated remaining unrecognized ultimate revenue as of the beginning of the current fiscal year (denominator). Total amortization of the copyrights was $65 thousand and $115 thousand for the three months ended December 31, 2009 and 2008, respectively, and was included in cost of sales.

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

Intangible assets of the Company are reviewed annually or more often if circumstances dictate, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2009 and September 30, 2009, respectively, the Company expects these assets, at their current carrying value, to be fully recoverable.

NOTE 7 – DEPRECIATION AND AMORTIZATION

The Company’s depreciation and amortization recorded within these financial statements is significant and is related to the Company’s copyrights, websites and software, respectively. Below is a table outlining depreciation and amortization for each asset class which is included in costs of goods sold or operating expenses for each period presented within the financial statements.

	Three Months Ended December 31,
	2009 (000’s)	2008 (000’s)

Depreciation Included in Operating Expenses	$5	$7
Amortization of Copyrights Included Within Cost of Sales	65	115
Amortization of Websites Included Within Cost of Sales	494	764
Amortization of Software Included Within Cost of Sales	783	784
Total Depreciation and Amortization	$1,347	$1,670

NOTE 8 - SHORT TERM DEBT

Total debt obligations as of December 31, 2009 and September 30, 2009 consisted of the following:

	December 31, 2009 (000’s)	September 30, 2009 (000’s)

5.10% Bank Loan, Due on Demand	$863	$863
1.40% ICBC Bank Loans, Due October 10, 2010	1,385	-
1.16% ICBC Bank Loans, Due November 30, 2010	724	-
	2,972
Total Debt Obligations
Less: Current Maturities	2,972	863
Total Long-Term Debt	$-	$-

Bank Loans

On September 19, 2008, the Company entered into a bank loan with Panyu RuralCredit Union and Cooperative Bank for a total of $1,021 thousand (7,000,000 Reminbi). The bank loan had an annualized interest rate of 8.64% with interest payable on a monthly basis. The Company used the net proceeds from the bank loan to invest in computer equipment and computer software and for other general corporate purposes. As of December 31, 2009, the outstanding borrowings totaled $863 thousand. The interest rate has decreased to 5.10% per annum. The bank loan and all unpaid interest is payable in full on demand.

On October 19, 2009, the Company entered into two additional bank loans totaling $1,385 thousand with Industrial and Commercial Bank of China (“ICBC”). These bank loans both mature on October 19, 2010 and carry interest at approximately 1.40% per annum.

On November 30, 2009, the Company entered into a bank loan totaling $724 thousand with ICBC. The bank loan matures on November 30, 2010 and carries interest at approximately 1.16% per annum.

Aggregate scheduled maturities of our debt obligations for each of the five 12- month periods subsequent to December 31, 2009, and thereafter are as follows, in thousands:

12 Months Ended December 31,
2010	$2,972
2011	-
2012	-
2013	-
2014	-
Subsequent to 2014	-
Total Scheduled Debt Payments	$2,972

NOTE 9 - STOCKHOLDERS’ EQUITY

The Company is authorized to issue 200,000,000 shares, in aggregate, consisting of 150,000,000 shares of common stock, $0.001 par value, and 50,000,000 shares of preferred stock, $0.001 par value. The Company's Certificate of Incorporation authorizes the Board of Directors (the "Board") to determine the preferences, limitations and relative rights of any class or series of Company preferred stock prior to issuance and each such class or series must be designated with a distinguishing designation prior to issuance. As of December 31, 2009, no shares of the Company’s preferred stock and 6,664,131 shares of the Company’s common stock were issued and outstanding.

On October 23, 2009, the Company effectuated a reverse stock split on a 100 to 1 (100:1) basis.

On November 6, 2009, the Company entered into a Share Exchange Agreement (the “Share Exchange”) with certain shareholders of its subsidiary, Subaye.com, Inc. Pursuant to the terms of the Share Exchange, the Company issued 3,408,852 shares of its common stock in exchange for all outstanding shares of common stock of Subaye.com, Inc. the Company did not already own.

Stock-Based Compensation

On July 16, 2007, the Company agreed to issue 3,650 shares of common stock to a consultant for international business consulting services at price of $16.00 per share for a total consideration equal to $58 thousand. The shares are being amortized over 24 months with stock-based compensation expense of $2 thousand each month. The total stock-based compensation expense for the three months ended December 31, 2009 and December 31, 2008 was $0 and $7 thousand, respectively.

On October 3, 2007, the Company issued 7,350 shares of common stock to the Company’s Chief Financial Officer for services to be provided over a two year period at price of $13.00 per share for a total consideration equal to $96 thousand. The shares are being amortized over 24 months with stock-based compensation expense of $4 thousand each month. The total stock-based compensation expense for the three months ended December 31, 2009 and December 31, 2008 was $0 and $12 thousand, respectively.

On October 3, 2007, the Company issued 10,000 shares of common stock to the Company’s Chief Executive Officer for services to be provided over a two year period at price of $13.00 per share for a total consideration equal to $130 thousand. The shares are being amortized over 24 months with stock-based compensation expense of $5 thousand each month. The total stock-based compensation expense for the three months ended December 31, 2009 and December 31, 2008 was $0 and $16 thousand, respectively.

On October 3, 2007, the Company issued 4,000 shares of common stock to an investor relations consultant, for services to be provided over a 24 month period at price of $13.00 per share for a total consideration equal to $52 thousand. The shares are being amortized over 24 months with stock-based compensation expense of $2 thousand each month. The total stock-based compensation expense for the three months ended December 31, 2009 and December 31, 2008 was $0 and $6 thousand, respectively.

On September 18, 2008, the Company agreed to issue 3,500 shares of common stock to Mary Kratka for investor relations and promotions services at price of $8.00 per share for total consideration equal to $28 thousand. The shares are being amortized over approximately 3 months with a stock-based compensation expense of $9 thousand each month. The total stock-based compensation expense for for the three months ended December 31, 2009 and December 31, 2008 was $0 and $26 thousand, respectively.

On October 10, 2008, the Company agreed to issue 70,000 shares of common stock to Results Group International for consulting services at a price of $5.00 per share for total consideration equal to $350 thousand. The shares are being amortized over 36 months with a stock-based compensation expense of $10 thousand each month. The total stock-based compensation expense for the three months ended December 31, 2009 and December 31, 2008 was $39 thousand and $26 thousand, respectively.

On January 6, 2009, the Company agreed to issue 80,000 shares of common stock to Bloomen Limited for consulting services over a 36-month contract at a price of $4.00 per share for total consideration equal to $320 thousand. The shares are being amortized over 36 months with a stock-based compensation expense of $9 thousand each month. The total stock-based compensation for the three months ended December 31, 2009 and December 31, 2008 was $25 thousand and $0, respectively.

On March 30, 2009, the Company agreed to issue 85,000 shares of common stock to Trueboon Limited for consulting services over a 36 month contract at a price of $6.00 per share for total consideration equal to $510 thousand. The shares are being amortized over 36 months with a stock-based compensation expense of $14 thousand each month, commencing in April 2009. The total stock-based compensation expense as of December 31, 2009 and September 30, 2009 was $100 thousand and $14 thousand and $0, respectively.

On September 18, 2009, the Company agreed to issue 20,000 shares of common stock to Virtrius Limited, an entity wholly-owned by the Company’s Chief Financial Officer, for marketing and investor relations services at price of $9.00 per share for total consideration equal to $180 thousand. The shares are being amortized over approximately 6 months with a stock-based compensation expense of $30 thousand each month. The total stock-based compensation expense for the three months ended December 31, 2009 and December 31, 2008 was $91 thousand and $0, respectively.

On September 24, 2009, the Company agreed to issue 120,000 shares of common stock to China Industry Park Holdings Limited, for consulting services related to the IPTV industry in China at a price of $9.10 per share for total consideration equal to $1,092 thousand. The shares will be amortized over the term of the agreement beginning on October 1, 2009 for approximately 36 months with a stock-based compensation expense of $30 thousand each month. The total stock-based compensation expense for the three months ended December 31, 2009 and December 31, 2008 was $98 thousand and $0, respectively.

On September 24, 2009, the Company agreed to issue 20,000 shares of common stock to its President for a two year employment agreement at a price of $9.10 per share for total consideration equal to $182 thousand. The shares will be amortized over approximately 24 months with a stock-based compensation expense of $8 thousand each month. The total stock-based compensation expense for the three months ended December 31, 2009 and December 31, 2008 was $23 thousand and $0, respectively.

On September 24, 2009, the Company agreed to issue 30,000 shares of common stock to its Chief Executive Officer for a two year employment agreement at a price of $9.10 per share for total consideration equal to $273 thousand. The shares will be amortized over approximately 24 months with a stock-based compensation expense of $11 thousand each month. The total stock-based compensation expense for the three months ended December 31, 2009 and December 31, 2008 was $34 thousand and $0, respectively.

On October 2, 2009, the Company agreed to issue 200,000 shares of common stock to a merchant service provider for a three year consulting agreement at a price of $8.00 per share for total consideration equal to $1,600 thousand. The shares will be amortized over approximately 36 months with a stock-based compensation expense of $44 thousand each month. The total stock-based compensation expense for the three months ended December 31, 2009 and December 31, 2008 was $132 thousand and $0, respectively.

On October 2, 2009, the Company agreed to issue 120,000 shares of common stock to a merchant service provider for a three year employment agreement at a price of $8.00 per share for total consideration equal to $960 thousand. The shares will be amortized over approximately 36 months with a stock-based compensation expense of $27 thousand each month. The total stock-based compensation expense for the three months ended December 31, 2009 and December 31, 2008 was $79 thousand and $0, respectively.

On October 2, 2009, the Company agreed to issue 7,500 shares of common stock to its new Vice President for a two year employment agreement at a price of $8.00 per share for total consideration equal to $60 thousand. The shares will be amortized over approximately 24 months with a stock-based compensation expense of $2 thousand each month. The total stock-based compensation expense for the three months ended December 31, 2009 and December 31, 2008 was $7 thousand and $0, respectively.

On October 11, 2009, the Company agreed to issue 22,500 shares of common stock to its Chief Financial Officer for a three year employment agreement at a price of $11.50 per share for total consideration equal to $259 thousand. The shares will be amortized over approximately 36 months with a stock-based compensation expense of $7 thousand each month. The total stock-based compensation expense for the three months ended December 31, 2009 and December 31, 2008 was $19 thousand and $0, respectively.

On November 9, 2009, the Company agreed to issue 30,000 shares of common stock to a marketing and investor relations consultant at a price of $12.12 per share for total consideration equal to $364 thousand. The shares will be amortized over approximately 24 months with a stock-based compensation expense of $15 thousand each month. The total stock-based compensation expense for the three months ended December 31, 2009 and December 31, 2008 was $26 thousand and $0, respectively.

On November 9, 2009, the Company agreed to issue 48,000 shares of common stock to a business development consultant at a price of $12.12 per share for total consideration equal to $582 thousand. The shares will be amortized over approximately 24 months with a stock-based compensation expense of $24 thousand each month. The total stock-based compensation expense for the three months ended December 31, 2009 and December 31, 2008 was $41 thousand and $0, respectively.

On November 9, 2009, the Company agreed to issue 48,000 shares of common stock to a business development consultant at a price of $12.12 per share for total consideration equal to $582 thousand. The shares will be amortized over approximately 24 months with a stock-based compensation expense of $24 thousand each month. The total stock-based compensation expense for the three months ended December 31, 2009 and December 31, 2008 was $41 thousand and $0, respectively.

On November 17, 2009, the Company agreed to issue 34,800 shares of common stock to its three new independent members of the Board of Directors at a price of $15.50 per share for total consideration equal to $539 thousand. The shares will be amortized over approximately 12 months with a stock-based compensation expense of $45 thousand each month. The total stock-based compensation expense for the three months ended December 31, 2009 and December 31, 2008 was $80 thousand and $0, respectively.

Subaye.com Stock Based Compensation

On October 1, 2007, Subaye.com issued 170,000 shares of common stock to Subaye.com’s Chief Executive Officer for services to be provided over a two year period from January 2, 2008 through December 31, 2009 at a price of $2.00 per share for a total consideration equal to $340 thousand. The shares will be amortized over 24 months with stock-based compensation expense of $14 thousand each month. The total stock-based compensation expense for the three months ended December 31, 2009 and December 31, 2008 was $43 thousand and $43 thousand, respectively.

On October 1, 2007, Subaye.com issued 50,000 shares of common stock to an employee of Subaye.com for services to be provided beginning January 1, 2008 at a price of $2.00 per share for a total consideration equal to $100 thousand. The shares will be amortized over 24 months with stock-based compensation expense of $4 thousand each month. The total stock-based compensation expense for the three months ended December 31, 2009 and December 31, 2008 was $12 thousand and $12 thousand, respectively.

On January 2, 2008, Subaye.com agreed to issue 450,000 shares of common stock to an investor relations consultant, for services to be provided over a 24 month period from January 2, 2008 through December 31, 2009 at price of $2.00 per share for a total consideration equal to $900 thousand. The shares will be amortized over 24 months with stock-based compensation expense of $38 thousand each month. The total stock-based compensation expense for the three months ended December 31, 2009 and December 31, 2008 was $113 thousand and $113 thousand, respectively.

On January 2, 2008, Subaye.com issued 50,000 shares of common stock to an executive, for services to be provided over a 24 month period at price of $2.00 per share for a total consideration equal to $100 thousand. The shares will be amortized over 24 months with stock-based compensation expense of $4 thousand each month. The total stock-based compensation expense for the three months ended December 31, 2009 and December 31, 2008 was $12 thousand and $12 thousand, respectively.

On January 2, 2008, Subaye.com issued 70,800 shares of common stock to an executive, for services to be provided over a 24 month period at price of $2.00 per share for a total consideration equal to $142 thousand. The shares will be amortized over 24 months with stock-based compensation expense of $6 thousand each month. The total stock-based compensation expense for the three months ended December 31, 2009 and December 31, 2008 was $18 thousand and $18 thousand, respectively.

On February 26, 2008, Subaye.com issued 78,425 shares of common stock to its Chief Financial Officer, for services to be provided over a 24 month period at price of $2.00 per share for a total consideration equal to $157 thousand. The shares will be amortized over 24 months with stock-based compensation expense of $7 thousand each month. The total stock-based compensation expense for the three months ended December 31, 2009 and December 31, 2008 was $7 thousand and $20 thousand, respectively.

Total stock compensation expense reported was $1,040 thousand and $311 thousand for the three months ended December 31, 2009 and 2008, respectively.

NOTE 10 – NONCONTROLLING INTEREST

On November 6, 2009, the Company entered into a Share Exchange Agreement with certain shareholders of its subsidiary, Subaye.com, Inc. Pursuant to the terms of the Share Exchange, the Company issued 3,408,852 shares of its common stock in exchange for all outstanding shares of common stock of Subaye.com, Inc. the Company did not already own. As a result of the Share Exchange, Subaye.com, Inc., and each of the wholly-owned subsidiaries of Subaye.com, Inc., effectively became a wholly-owned subsidiaries of the Company. The transaction was accounted for as a change in the ownership interests of the Company with an entity under common control, in accordance with ASC 810-10-65. As a result, the value of the 3,408,852 shares issued to consummate the Share Exchange Agreement was $10,652 thousand, which represented the historical cost basis of the balance of the net assets acquired through the Share Exchange Agreement, which included significant assets as well as liabilities owed to the Company. The following disclosure provides details regarding the change in the noncontrolling ownership interests of the Company’s subsidiaries, in accordance with ASC 810-10-55-4.

Net Income Attributable to Subaye, Inc. and Transfers to
and from the Noncontrolling Interest

	For the Three Months Ended December 31,
	2009 (000’s)	2008 (000’s)

Net Income Attributable to Subaye, Inc.	$472	$471
Transfers (to) from the Noncontroling Interest
Increase in Subaye, Inc.’s Additional Paid in Capital for the Issuance of 3,408,852 Shares of Common Stock to the Shareholders of the Noncontrolling Interest	(10,652)	-
Change from Net Income Attributable to Subaye, Inc. and Transfers (to) from the Noncontrolling Interest	$(10,180)	$471

NOTE 11 - INCOME TAX

United States of America

Since the Company had no operations within the United States, there is no provision for United States taxes and there are no deferred tax amounts for the three months ended December 31, 2009 and December 31, 2008 respectively.

Delaware

The Company and its subsidiary, Subaye.com, are incorporated in Delaware but do not conduct business in Delaware. Therefore, the Company is not subject to corporate income tax.

British Virgin Islands

3G Dynasty and Subaye IIP are incorporated in the British Virgin Islands and, under the current laws of the British Virgin Islands, are not subject to income taxes.

Hong Kong

Media Group International Ltd. and MyStarU Ltd. are incorporated in Hong Kong and are subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. No provision for Hong Kong profits tax has been made as the Company's Hong Kong subsidiaries incurred a loss during the three months ended December 31, 2009 and 2008, respectively. The applicable Hong Kong statutory tax rate as of December 31, 2009 and September 30, 2009 was 17.5%, respectively.

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

No provision for enterprise income tax in the PRC had been made for the years ended September 30, 2009 and 2008 due to the fact that the Company was exempt from PRC tax based on the statutory provisions granting a tax holiday for a two year period, as stated above for the years ended September 30, 2009 and 2008 respectively.

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

The provision for enterprise income tax in the PRC is $883 thousand for the three months ended December 31, 2009. No provision for enterprise income tax in the PRC had been made the three months ended December 31, 2008 due to the fact that certain subsidiaries of the Company are exempt from PRC tax based on the statutory provisions granting a tax holiday for a two year period, as stated above, specifically for the years ended September 30, 2009 and 2008, respectively.  The Company’s PRC tax holiday expired on October 1, 2009.  The following table details the aggregate effect of the tax holiday on the Company’s results of operations.
	December 31, 2009 (000’s)	December 31, 2008 (000’s)

PRC Tax Without Consideration of Tax Holiday	$883	$736
PRC Tax Savings as a Result of Tax Holiday	$-	$(736)
Increase in Basic and Diluted Earnings Per Share as a Result of Tax Holiday	$-	$0.45

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended December 31, 2009 and December 31, 2008:
	2009	2008
U.S. Statutory Rates	35.0%	35.0%
Foreign Income	(35.0)%	(35.0)
China and Hong Kong Tax Rates, Blended Effective Rate	18.0%	25.0
China Income Tax Exemption	.0%	(25.0)
Effective Income Tax Rates	18%	0%

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

The following table summarizes the Company’s future minimum lease payments under operating lease agreements for the five years subsequent to December 31, 2009 in thousands:

Twelve Months Ended December 31,
2010	$164
2011	37
$201

The Company recognizes lease expense on a straight-line basis over the life of the lease agreement. Contingent rent expense is recognized as it is incurred. Total rent expense in continuing operations from operating lease agreements was $42 thousand and $306 thousand for the three months ended December 31, 2009 and 2008, respectively.

Contingent Stock Issuance

           On September 18, 2009, the Company entered into a six month consulting agreement with an entity wholly-owned by the Company’s Chief Financial Officer. In accordance with the terms of the consulting agreement, if during the term of the consulting agreement, the Company successfully obtains a listing on a stock exchange such as the NASDAQ Global Market, NASDAQ Capital Market, NASDAQ Global Select or NYSE Amex, the entity will be awarded a stock issuance of 10,000 shares of common stock. As of February 12, 2010 the Company has applied for a listing on the NASDAQ Global Market but has not yet received approval for the listing.

Litigation

We may be involved from time to time in ordinary litigation that will not have a material effect on our operations or finances. We are not aware of any pending or threatened litigation against the Company or our officers and directors in their capacity as such that could have a material impact on our operations or finances.

NOTE 13 - OPERATING RISK

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

NOTE 14 - SEGMENT REPORTING

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

Three Months Ended December 31, 2009 (Unaudited)	Online Membership Services (000’s)	Trade Services (000’s)	Entertainment Media (000’s)	Consolidated Total (000’s)
Net Sales	$6,912	$4,255	$1,547	$12,714
Cost of Sales	1,427	4,133	1,551	7,111

Segment Income	4,607	18	(1,679)	2,946
Segment Assets	27,591	6,708	29,373	63,672

Expenditures for Segment Assets	$-	$-	$6,828	$6,828

Three Months Ended December 31, 2008 (Unaudited)	Online Membership Services (000’s)	Trade Services (000’s)	Entertainment Media (000’s)	Consolidated Total (000’s)
Net Sales	$5,691	$2,854	$1,311	$9,856
Cost of Sales	3,092	2,793	254	6,139

Segment Net Income	2,001	6	937	2,944
Segment Assets	22,386	3,504	16,561	42,451

Expenditures for Segment Assets	$5	$-	$-	$5

NOTE 15 - RECENTLY ISSUED ACCOUNTING STANDARDS

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide information that is supplemental to, and should be read together with, the Company’s consolidated financial statements and the accompanying notes contained in this quarterly report. Information in this Item 2 is intended to assist the reader in obtaining an understanding of the consolidated financial statements, the changes in certain key items in those financial statements from year to year, the primary factors that accounted for those changes, and any known trends or uncertainties that the Company is aware of that may have a material effect on the Company’s future performance, as well as how certain accounting principles affect the consolidated financial statements. MD&A includes the following sections:

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

Highlights and Executive Summary

For the three months ended December 31, 2009, the Company reported revenues of $12,714 thousand, an increase of 29% from revenues of $9,856 thousand reported for the three months ended December 31, 2008.  Net income was $2,946 thousand for the three months ended December 31, 2009 as compared to $2,944 thousand for the three months ended December 31, 2008. The Company continued to expand its video advertising membership base and generated a 49% increase in its trade services business segment as the Company’s trade services business segment continued to recover from the 2008 global economic crisis. Net income for 2009 was also impacted by income taxes of $883 thousand. The three months ended December 31, 2009 represented the first reporting period since 2006 where the Company’s subsidiaries operating in China did not have a tax free holiday in effect. Taxes are being calculated using a blended rate based on assumptions associated with certain operations of the Company being taxed within mainland China and other operations being taxed outside of mainland China.

Results of Operations

The following tables set forth key components of the Company’s results of operations for the three months ended December 31, 2009 and December 31, 2008, respectively.  All dollar amounts, except per share amounts referenced herein are “in thousands”.

Three Months End December 31, 2009 and December 31, 2008
	December 31, 2009 (000’s)	December 31, 2008 (000’s)	Increase (Decrease )	Percentage Increase (Decrease )
Revenues	$12,714	$9,856	$2,858	29%
Cost of Sales	7,111	6,139	972	16%
Gross Profit	5,603	3,717	1,886	51%

Operating Expenses	1,774	771	1,003	130%

Income From Operations	3,829	2,946	883	30%

Income Taxes	(883)	(2)	(881)	44,050%

Net Income	2,946	2,944	2	0%

Other Comprehensive Income	(81)	19	(100)	(5,000)%

Comprehensive Income	$2,865	$2,963	(98)	(3)%

Earnings per Common Share
- Basic	$0.47	$1.53
- Fully Diluted	$0.47	$1.53

Weighted Average Common Share Outstanding
- Basic	5,209,013	1,617,627
- Fully Diluted	5,231,013	1,617,627

Revenues increased by $2,858 thousand:

Revenues totaled $12,714 thousand for the three months ended December 31, 2009 compared to $9,856 thousand for the three months ended December 31, 2008. The increase of $2,858 thousand is due primarily to 21% and 49% growth in the online membership services and trading services business segments for the three months ended December 31, 2009 as compared to the three months ended December 31, 2008, respectively. During the three months ended December 31, 2009, Subaye will focus on further developing its online video advertising business. Our third Asian motion picture investment, Dayoucun, generated $26 thousand in revenues for the period from release, December 22, 2009 through December 31, 2009. Dayoucun was released in theatres at the same time as certain other major motion pictures and faced very strong competition. We expect Dayoucun will produce more significant revenues in the next few months as the audiences in Asia begin to choose other motion pictures to view, in addition to the several extremely successful motion pictures currently playing in theatres.

Costs of Sales increased by $972 thousand:

Costs of sales were $7,111 thousand for the three months ended December 31, 2009 compared to $6,139 thousand for the three months ended December 31, 2008. Costs of sales for the online membership services business segment decreased by 54% for the three months ended December 31, 2009 as compared to the three months ended December 31, 2008. The Company’s www.subaye.com website was fully amortized as of September 30, 2009. As a result, costs of sales for the three months ended December 31, 2009 included amortization of the Company’s secondary websites, SaaS software and related hardware and amortization of stock based compensation related to the two new merchant service provider contracts of $189 thousand. .  Also, cost of sales of the trading services segment increased by $1,340 thousand due to increased sales and the entertainment media segment experienced a large increase in cost of sales, for advertising related to the release of a movie, in the amount of $1,297 thousand.

Operating expenses increased by $1,003 thousand:

For the three months ended December 31, 2009, we incurred operating expenses of $1,774 thousand as compared to $771 thousand for the three months ended December 31, 2008. Advertising expense was $427 thousand and $108 thousand for the three months ended December 31, 2009 and 2008, respectively. Stock-based compensation expense included in operating expenses totaled $830 thousand and $311 thousand for the three months ended December 31, 2009 and 2008, respectively. Certain significant stock based compensation was issued in the three months ended December 31, 2009 and in the fiscal year ended September 30, 2009. As a result, amortization of stock based compensation for the three months ended December 31, 2009 was significant. The full value of the stock issuances will be amortized over the term of the related contracts, many of which are for two or three years in length.

Net income increased by $2 thousand:

Subaye generated net income of $2,946 thousand for the three months ended December 31, 2009 as compared to $2,944 thousand for the three months ended December 31, 2008. The Company was not subject to income taxes of any significant amount for the three months ended December 31, 2008 as a result of the PRC tax holidays granted to the Company for the years ended September 30, 2009 and 2008, respectively. During the three months ended December 31, 2009, the Company generated 29.9% net income growth when excluding the effect of income taxes for the three months ended December 31, 2009.

Liquidity and Capital Resources

As of December 31, 2009, we had a cash balance of $2,668 thousand, consisting of money held in banks in mainland China and Hong Kong banks and cash in hand. We currently have no cash positions in the United States of America. We have been funding our operations through receipts from customers and equity-based financing such as the sale of our common stock, when needed.

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

Net cash provided by operations for the three months ended December 31, 2009 was $314 thousand. We generated $2,946 thousand in net income for the three months ended December 31, 2009. A total of $1,347 thousand in depreciation and amortization was recorded for the three months ended December 31, 2009. We recorded $1,040 thousand in amortization expense related to stock based compensation. Accounts receivable decreased by $2,183 thousand. The net additional investments in copyrights for the three months ended December 31, 2009 totaled $6,828 thousand.

Net cash provided by investing activities was $0 for the three months ended December 31, 2009.

Net cash provided by financing activities for the three months ended December 31, 2009 was $2,109 thousand. The Company raised $2,109 thousand from bank loans with one year terms during the three months ended December 31, 2009.

Our future growth is dependent on our ability to execute on our business plans, raise capital for expansion, and to seek additional revenue sources. If we decide to pursue any acquisition opportunities or other expansion opportunities, we may need to raise additional capital, although there can be no assurances that such capital-raising activities would be successful.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that will have a current or future effect on our financial condition and changes in financial condition in 2010 or 2009.

Protection of Intellectual Property

The Company currently holds approximately $24,386 thousand in copyrights covering programming rights for movies, internet broadcasts, DVDs and television programming. We cannot guarantee that if a competitor or anyone else were to commence litigation against us, we would be able to adequately defend our position and retain ownership and value in the intellectual property.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three months ended December 31, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2009, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following three material weaknesses which have caused management to conclude that, as of December 31, 2009, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.
Management's conclusion is based on, among other things, the audit adjustments recorded for fiscal years 2009 and 2008, and for the lack of segregation of duties and responsibilities within the Organization.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Remediation of Material Weaknesses

To remediate the material weaknesses in our disclosure controls and procedures identified above, we are developing a plan to ensure that all information will be recorded, processed, summarized and reported accurately, and as of the date of this report, we have taken the following steps to address the above-referenced material weaknesses in our internal control over financial reporting:

1.	We will continue to educate our management personnel to comply with the disclosure requirements of Securities Exchange Act of 1934 and Regulation S-K; and

2.	We will increase management oversight of accounting and reporting functions in the future.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL

No changes in the Company's internal control over financial reporting have come to management's attention during the Company's last fiscal quarter that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We may be involved in litigation, negotiation and settlement matters that may occur in our day-to-day operations. Management does not believe the implication of this type of litigation will have a material impact on our consolidated financial statements.

ITEM 1A.  RISK FACTORS

Not required for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS

(a)	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification (CEO)

31.2	Rule 13a-14(a)/15d-14(a) Certification (CFO)

32.1	Section 1350 Certification (CEO)

32.2	Section 1350 Certification (CFO)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUBAYE, INC.

Date: February 16, 2010	By:	/s/ Zhiguang Cai
Zhiguang Cai Chief Executive Officer and President (Principal Executive Officer)

Date: February 16, 2010	By:	/s/ James T. Crane
James T. Crane Chief Financial Officer (Principal Financial and Accounting Officer)