Form 10-Q
period 2010-03-31
SUBAYE, INC.
filed 2010-05-17
CIK 1139570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ending March 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-62236

SUBAYE, INC.
 (Exact name of registrant as specified in its charter)

Delaware	35-2089848
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)
9/F., Beijing Business World, 56 East Xinglong Street, Chongwen District, Beijing, China 100062 (Address of principal executive offices) (Zip Code)
(020) 3999 0266 (Registrant’s telephone number, including area code)

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
Yes ☐ No ☒

As of May 17, 2010, the registrant had 7,444,931 shares of its common stock issued and outstanding.

SUBAYE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2010	September 30, 2009
	(In Thousands)
Assets	(Unaudited)	(Audited)
Current Assets:

Cash	$207	$2
Accounts Receivable, Net of Allowance for Doubtful Accounts of $363 as of March 31, 2010 and September 30, 2009, Respectively	7,898	8,266
Prepaid Expenses	2,141	370
Deposit for Purchase of Inventoriable Assets	8,136	8,152
Assets Held for Sale	30,961	29,360
Total Current Assets	49,343	46,150

Property and Equipment, Net of Accumulated Depreciation of $15,943 and $12,863 as of March 31, 2010 and September 30, 2009	20,961	10,580

Total Assets	$70,304	$56,730

Liabilities and Equity
Current Liabilities

Accounts Payable and Accrued Expenses	$1,127	$566
Taxes Payable	1,449	-
Liabilities Held for Sale	6,078	5,275
Total Current Liabilities	8,654	5,841

Total Liabilities	8,654	5,841

Commitments and Contingencies

Shareholders' Equity

Preferred Stock, $0.001 Par Value, 50,000,000 Shares Authorized, 0 Shares Issued and Outstanding as of March 31, 2010 and September 30, 2009	—	—
Common Stock, $0.001 Par Value; 150,000,000 Shares Authorized; 7,444,931 and 2,479,243 Shares Issued and Outstanding as of March 31, 2010 and September 30, 2009	7	3
Additional Paid in Capital	58,949	32,452
Deferred Stock Based Compensation	(10,468)	(2,908)
Accumulated Other Comprehensive Income	(61)	54
Retained Earnings	13,223	11,108
Total Shareholders' Equity	61,650	40,709
Noncontrolling Interest in Subsidiaries	-	10,180
Total Equity	61,650	50,889
Total Liabilities and Equity	$70,304	$56,730

The accompanying notes to these consolidated financial statements are an integral part of these balance sheets.

SUBAYE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2010	2009	2010	2009
	In Thousands, Except per Share Amounts
Net Sales	$7,388	$6,707	$14,300	$12,397
Cost of Sales	1,799	1,434	3,226	2,843
Gross Profit	5,589	5,273	11,074	9,554
Operating Expenses
Advertising	934	3,544	1,028	7,013
Other Selling, General and Administrative	1,118	930	2,383	1,545
Total Operating Expenses	2,052	4,474	3,411	8,558
Income From Continuing Operations Before Income Tax Expense	3,537	799	7,663	996
Income Tax Expense	(572)	-	(1,449)	-
Income From Continuing Operations	2,965	799	6,214	996
(Loss) Income From Discontinued Operations	(3,323)	1,534	(3,627)	2,133
Net (Loss) Income	(358)	2,333	2,587	3,129
Net Loss (Income) Attributable to the Noncontrolling Interest	-	608	(472)	137
Net (Loss) Income Attributable to Subaye	$(358)	$2,941	$2,115	$3,266

Net Income From Continuing Operations Per Common Share:
Basic	$0.42	$0.47	$1.02	$0.60
Diluted	$0.42	$0.47	$1.01	$0.60
Net (Loss) Income From Discontinued Operations Per Common Share:
Basic	$(0.47)	$0.90	$(0.59)	$1.28
Diluted *	$(0.47)	$0.90	$(0.59)	$1.28
Net (Loss) Income Per Common Share:
Basic	$(0.05)	$1.37	$0.42	$1.88
Diluted *	$(0.05)	$1.37	$0.42	$1.88
Weighted Average Common Shares Outstanding:
Basic	7,046,875	1,708,310	6,119,216	1,662,470
Diluted	7,119,853	1,708,310	6,161,454	1,662,470

Comprehensive (Loss) Income:
Net (Loss) Income	$(358)	$2,333	$2,587	$3,129
Foreign Currency Translation Adjustment, Net of Tax	(34)	4	(115)	22
Comprehensive (Loss) Income	(392)	2,337	2,472	3,151
Comprehensive Loss (Income) Attributable to the Noncontrolling Interest	-	607	(436)	130
Comprehensive (Loss) Income Attributable to Subaye	$(392)	$2,944	2,036	$3,281

*	Diluted loss per share calculated utilizing basic weighted average shares outstanding whenever a loss is presented per reporting period.

The accompanying notes to consolidated financial statements are an integral part of these statements.

SUBAYE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASHFLOWS

	For the Six Months Ended March 31
	2010	2009
	(In Thousands)
Cash Flows From Operating Activities of Continuing Operations:
Net Income	$2,587	$3,129
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities—
Depreciation and Amortization	2,194	2,831
Amortization of Stock Based Compensation	2,530	649
Bad Debt Expense	-	332
(Increase) Decrease in Assets—
Accounts Receivable	368	(3,918)
Prepaid Expenses	(1,771)	360
Increase in Liabilities —
Accounts Payable and Accrued Expenses	566	27
Income Taxes Payable	1,449	-

Net Cash Provided By Operating Activities	7,923	3,410

Cash Flows From Investing Activities of Continuing Operations:
Purchase of Property and Equipment	(6,850)	(5)

Net Cash Used in Investing Activities	(6,850)	(5)

Cash Flows From Discontinued Operations:
Net Cash Used in Operating Activities	(763)	(3,171)

Net Cash Used in Discontinued Operations	(763)	(3,171)

Effect of Exchange Rate Changes in Cash
	(105)	(18)
Increase in Cash
	205	216
Cash, Beginning of Period
	2	49
Cash, End of Period	$207	$265

Supplemental Cash Flow Information:

Cash Paid During the Period for
Interest, Net of Amounts Capitalized	$—	$—
Income Taxes	$—	$—
Supplemental Schedule of Noncash Investing and Financing Activities:
Issuance of Stock for Services, Deferred Compensation	$10,115	$1,180
Issuance of Stock for Acquisition of Websites and Related Assets	$5,760	$-
Adjustment of additional paid-in-capital and non-controlling interests from investment in Subaye Inc, by non-controlling interests	$10,652	$-

The accompanying notes to consolidated financial statements are an integral part of these statements.

SUBAYE, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009

NOTE 1 - BUSINESS DESCRIPTION AND ORGANIZATION

Subaye, Inc., a Delaware corporation (together with its consolidated subsidiaries, “Subaye” or the “Company”) is a leading outsourced services provider in China offering on-line video marketing (the “Video Showcase Product”) and cloud computing solutions (the “Cloud Product”). Subaye's on-line video marketing network operates as follows:

Video Showcase Product

1.
Subaye salespersons conduct business development activities in their territory to secure video showcase business with small to medium sized businesses (“SMEs”) who have revenues of less than $1 million, are closely held enterprises, do not maintain their own websites and whose management does not regularly have the time or the necessary skills to develop a basic or comprehensive marketing plan, though business development is a primary concern of SMEs the Company works with.

2.
Subaye’s salespersons and videographers work with SMEs to develop a video showcase, or a short informercial, approximately 5 to 30 minutes in length. Multiple video showcases and revisions to previous video showcases are offered to paying SMEs.

3.
Subaye hosts the video showcase at www.subaye.com and places the video showcases at various other websites either controlled by Subaye or websites managed by business partners of Subaye. Paying SMEs are able to rotate the specific video showcase available at www.subaye.com, using Subaye’s online video management system.

4.	SMEs utilitize the video showcase as their primary sales tool by:

a.
Notifying potential customers of the link to their video showcase at www.subaye.com, allowing their potential customers to view and understand the products or services being offered to the potential customer.

b.
SMEs are also able to hire large out-sourced salesforces that are common in China, provide the sales people with minimal training, and then successfully rely on a downloaded copy of the SME’s video showcase, which is used by each salesperson during their business development activities, rather than fully relying on the salespersons to develop and provide a consistent face to face sales pitch regarding the customer’s business and products. The lack of time devoted to training salespeople is also important due to high turnover of employees the SMEs generally encounter.

Cloud Product

Subaye charges an additional fee for access to its cloud computing solutions, which include enhanced online tools for video management, content management and customer relationship management software, all of which are accessed through www.subaye.com. The Cloud Product was formerly referred to as the Company’s SaaS business solution in previous reporting periods.

Other Events

On March 16, 2010, the Company discontinued two of its operating segments, the trading services business segment and the entertainment media business segment. The Company disposed of the trading services business segment as of April 29, 2010 and is seeking buyers for the assets of the entertainment media business on an asset by asset basis.

On October 26, 2009, the Company changed its name to Subaye, Inc.

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

Subsidiaries	Countries Registered In	Percentage of Ownership
MyStarU Ltd.	Hong Kong, The People’s Republic of China	100.00%
3G Dynasty Inc.	British Virgin Islands	100.00%
Guangzhou Panyu Metals & Materials Limited	The People’s Republic of China	100.00%
Subaye.com	United States of America, Delaware	100.00%
Subaye IIP Limited	British Virgin Islands	100.00%
Guangzhou Subaye Computer Tech Limited	The People’s Republic of China	100.00%
Media Group International Limited	Hong Kong, The People’s Republic of China	100.00%

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

Adoption of ASC 810-10-65, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51 (“ASC 810-10-65”)

The adoption of ASC 810-10-65 did not have a material effect on the Company’s financial condition, results of operations or cash flows for the three and six months ended March 31, 2010 and 2009, respectively, or as of March 31, 2010 and September 30, 2009, respectively. However, as a result of the retrospective presentation and disclosure requirements of ASC 810-10-65, the adoption of ASC 810-10-65 did affect the presentation and disclosure of noncontrolling interests and basic and diluted earnings per common share in the Company’s condensed consolidated financial statements for the three and six months ended March 31, 2009 and as of September 30, 2009, respectively.

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
(Dollars in Thousands)

Equity, as Previously Reported	$40,709

Increase for ASC 810-10-65 Reclassification of Non-Controlling Interest	10,180

Equity, as Adjusted	$50,889

Additionally, the adoption of ASC 810-10-65 requires that net income, as previously reported prior to the adoption of ASC 810-10-65, be adjusted to include the net income attributable to the noncontrolling interest, and that a new separate caption for net income attributable to common shareholders be presented in the condensed consolidated statements of operations. Thus, after the adoption of ASC 810-10-65, condensed consolidated net income increased (decreased) by $59 thousand and $(137) thousand for the three and six months ended March 31, 2009, respectively.

ASC 810-10-65 also requires similar disclosure regarding comprehensive income. Therefore, after the adoption of ASC 810-10-65 condensed consolidated comprehensive income decreased by $1 and $7 for the three and six months ended March 31, 2009 respectively.

Revenue Recognition

Video Showcase Subscription Revenues

Revenue is generated by Subaye on a monthly subscription model basis through its Video Showcase Product. Customers are charged a monthly subscription fee of approximately $117 beginning on the date the customer’s video showcase is available for viewing online. Subscription revenues are recognized on a pro-rata basis, calculated on a day-to-day basis and invoiced at the end of each month in accordance under the relevant sections of the ASC, namely ASC Topic 605 “Revenue Recognition” (“ASC 605”). The Company does not currently charge for the production of the video showcase and does not charge a cancellation fee or penalty if and when a customer decides to terminate the subscription.

Cloud  Subscription Revenues

Revenue is generated by Subaye on a monthly subscription model basis through the sale of its Cloud Product. Customers are charged a monthly subscription fee of $100 beginning on the date the customer first has access to Subaye’s online services network or through specific individually negotiated contracts, all of which have to date have been in the form of a monthly subscription model with fees of $100 per customer. Subaye’s proprietary cloud computing product includes various software modules including content management, customer relationship management and video management solutions. The software is not downloadable and is not capable of being installed and run on a customer’s own computer network.

Costs of Sales

Subaye entered into agreements with two sales and customer relationship agents (the “Agents”) on October 2, 2009 and an additional four Agents on January 4, 2010. The Agents are responsible for sales territories in Guandong Province, Fujian Province, Guangxi Province, Jiangxi Province and Hong Kong. The Agents have two tasks: (i) to develop business for Subaye, by offering the Video Showcase Product or the Cloud Product and support the production of each customer’s video showcase and/or the implementation of the customer’s online services associated with the Cloud Product, and (ii) to manage the customer relationship and collect the monthly subscription fees, which are currently paid in cash, from each customer. Collecting these cash receipts, tracking which of the Company’s many customers have paid and which have not, and remitting the cash to the Company, is a time intensive project each month. Subaye.com has never experienced collection issues and does not expect any collection issues to occur in the future. These six Agents were compensated with a total of 560,000 shares of the Company’s common stock valued at $5,800 thousand. Each agreement is for a term of between two and three years. The Company amortizes the compensation provided to these Agents over each contract term and records approximately 90% of the stock compensation expense associated with these Agents as costs of sales. The remainder of the stock compensation expense is included in operating expenses.

Advertising Costs

The Company expenses advertising costs incurred for its own online, print and outdoor advertising expenses as the costs are incurred in accordance with ASC 720-35 Advertising Costs.

Website Development Costs

The Company does not develop its own websites. The Company owns several websites and related assets, all of which have been purchased from professional website developers and web infrastructure developers, all of whom are third party unaffiliated entities.

Reclassifications

Certain reclassifications to the Company’s condensed consolidated balance sheets and condensed consolidated statements of operations and other comprehensive income have been made to the September 30, 2009 and March 31, 2009 financial statements to conform to the presentation of these financial statements.  These reclassifications did not impact the Company’s revenues, net income, total assets, total liabilities or total equity for the three and six months ended March 31, 2010 and 2009 and as of September 30, 2009 or March 31, 2009, respectively.

NOTE 3 – DIVESTITURE ACTIVITIES

The Company’s management has agreed to a plan for disposal of the Company’s trading services business segment and also determined the Company would immediately commence a formal search for potential buyers of the assets of the Company’s entertainment media business segments, namely copyrights to entertainment productions originally created in China. In accordance with ASC 360-45-9, the Company met the conditions for classifying the assets and liabilities of the business segments and assets to be disposed of, as held for sale, on March 16, 2010. The assets and liabilities of the discontinued operations of the trading services and entertainment media business segments have been aggregated and presented as separate line items in the Company’s condensed consolidated balance sheets for each period presented.  The results of operations of the discontinued operations have been aggregated and presented as a separate line item in the condensed consolidated statement of operations for each period presented.

The following table provides the amount of cash proceeds, adjusted cost basis and gain or loss on the sale assets and liabilities for the three and six month periods ended March 31, 2010 and March 31, 2009, respectively:

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009
	(Dollars in thousands)
Gross Proceeds From the Sale of Assets	$6,400	$4,123	$6,400	$4,123
Adjusted Cost Basis of Assets Sold	8,939	3,681	8,939	3,681
(Loss) Gain on Sale of Assets	$(2,539)	$442	$(2,539)	$442

During the three and six months ended March 31, 2010, the Company realized a total loss of $2,539 thousand on the sale of copyrights to three entertainment production titles, “Dayoucun,” “True?” and “Paobu,” respectively. The three copyrights were sold to an unaffiliated entity based in China. During the three and six months ended March 31, 2009, the Company realized a gain of $442 thousand on the sale of a copyright to an entertainment production titled “Stockbrokers,” respectively.

Assets Held for Sale

Assets held for sale at March 31, 2010 and September 30, 2009 are detailed in the table below.

	March 31,	September 30,
	2010	2009
	(Dollars in Thousands)

Cash	$2,526	$319
Accounts Receivable	10,850	7,441
Inventory	51	582
Prepaid Expenses	1,560	2,794
Property & Equipment, Net	4	46
Copyrights, Net	15,413	17,621
Goodwill	557	557
Total Assets Held for Sale	$30,961	$29,360

Liabilities held for sale at March 31, 2010 and September 30, 2009 are detailed in the table below.

	March 31,	September 30,
	2010	2009
	(Dollars in Thousands)

Accounts Payable and Accrued Expenses	$2,674	$3,867
Customer Deposits	431	545
Bank Loan Payable	2,973	863
Total Liabilities Held for Sale	$6,078	$5,275

The results of operations of the discontinued trading services business segment are presented in the condensed consolidated unaudited statement of operations for the three and six month periods ended March 31, 2010 and 2009 presented below:

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009
	(Dollars in thousands)
Sales	$2,705	$1,554	$6,960	$4,408
Costs of Sales	2,637	1,496	6,770	4,290
Gross Profit	68	58	190	118
Net Income	$1	$9	$19	$15

The results of operations of the discontinued entertainment media business segment are presented in the condensed consolidated unaudited statement of operations for the three and six month periods ended March 31, 2010 and 2009 presented below:

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009
	(Dollars in thousands)
Sales	$6,455	$5,633	$8,002	$6,944
Costs of Sales	9,213	4,022	10,764	4,676
Gross (Loss) Profit	(2,758)	1,611	(2,762)	2,268
Net Income	$(3,324)	$1,525	$(3,646)	$2,118

NOTE 4 - ACCOUNTS RECEIVABLE

The Company’s business operations are conducted in China. During the normal course of business, the Company extends unsecured credit to its customers. Management reviews its accounts receivable on a regular basis to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. The Company has not experienced significant difficulty in collecting its accounts receivable in the past and has no reason to believe this may change in the near future.

Trade accounts receivable at March 31, 2010 and September 30, 2009 consisted of the following:

	March 31, 2010	September 30, 2009
	(Dollars in Thousands)

Trade Accounts Receivable	$8,261	$8,629
Less: Allowance for Doubtful Accounts	(363)	(363)
Totals	$7,898	$8,266

The activity in the allowance for doubtful accounts for trade accounts receivable as of March 31, 2010 and September 30, 2009 is as follows:

	March 31, 2010	September 30, 2009
	(Dollars in Thousands)
Beginning Allowance for Doubtful Accounts	$363	$31
Additional Charge to Bad Debt Expense	-	332
Ending Allowance for Doubtful Accounts	$363	$363

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

NOTE 6 - PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	March 31, 2010	September 30, 2009
	(Dollars in Thousands)
Computer Software & Equipment	$9,409	$9,418
Websites	27,435	13,965
Furniture & Fixtures	60	60
	36,904	23,443
Less: Accumulated depreciation and amortization	(15,943)	(12,863)
	$20,961	$10,580

NOTE 7 – DEPRECIATION AND AMORTIZATION

The Company’s depreciation and amortization recorded within these financial statements is significant and is related to the Company’s websites, software and stock based compensation, respectively. Below is a table outlining depreciation and amortization included in costs of goods sold or operating expenses for each period presented within the financial statements.

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009
	(Dollars in thousands)
Amortization of Stock Based Compensation Included Within Costs of Sales	$533	$-	$722	$-
Amortization of Websites, Software and Hardware Included Within Costs of Sales	842	1,352	2,184	2,817
Amortization of Stock Based Compensation Included in Operating Expeneses	957	338	1,808	649
Depreciation and Amortization Included Within Operating Expenses	5	7	10	14
Total Depreciation and Amortization	$2,337	$1,697	$4,724	$3,480

NOTE 8 - STOCKHOLDERS’ EQUITY

The Company is authorized to issue 200,000,000 shares, in aggregate, consisting of 150,000,000 shares of common stock, $0.001 par value, and 50,000,000 shares of preferred stock, $0.001 par value. The Company's Certificate of Incorporation authorizes the Board of Directors (the "Board") to determine the preferences, limitations and relative rights of any class or series of Company preferred stock prior to issuance and each such class or series must be designated with a distinguishing designation prior to issuance. As of March 31, 2010, no shares of the Company’s preferred stock and 7,444,931 shares of the Company’s common stock were issued and outstanding.

On March 11, 2010, the Company awarded a contract to a marketing and investor relations consultant and issued a stock warrant to purchase 125,000 shares of the Company’s common stock valued at $838 thousand. The agreement is for a term of one year. The stock warrant is exercisable at a price of $18.00 per share and expires on March 11, 2014, if unexercised. The Company amortizes the compensation provided to the consultant over the contract term.

On March 8, 2010, the Company awarded an entity controlled by the Chief Financial Officer a total of 10,000 shares of the Company’s common stock valued at $125 thousand. The entity was awarded the shares as a result of the terms of an agreement entered into on September 18, 2009 between the Company and the entity whereby upon approval of the Company’s listing application for the NASDAQ Global Market, the shares would be awarded to the entity. The Company amortized the stock award as a one-time expense on March 8, 2010.

On March 2, 2010, the Company entered into an acquisition agreement (the “Agreement”) with CoCloud Infoserve Limited, a Chinese company (“CIL”).  Pursuant to the terms of the Agreement, the Company acquired all of the website domains and related assets, used by CIL to operate various online shopping websites, www.gzxiti.com, www.gzxing.com.cn, www.gzbuyun.com.cn, www.gzjinxiu.com, www.gznantian.com, and www.gzxhaxi.com, in exchange for 480,000 shares of the Company’s common stock, valued at $5,760 thousand.

On February 10, 2010, the Company awarded a stock option for a total of 23,200 shares of common stock to an independent board member valued at $287 thousand. The stock option will be earned over one year, is exercisable at a price of $16.05 per share and will expire on February 10, 2020. The Company amortizes the compensation provided to this independent board member over the one year term.

On February 10, 2010, the Company awarded contracts to three vice presidents for a total of 40,000 shares of the Company’s common stock valued at $642 thousand. The agreements are for a term of two years. The Company amortizes the compensation provided to these executives over each contract term.

On February 8, 2010, the Company awarded a contract to a Vice President for a total of 15,000 shares of the Company’s common stock valued at $239 thousand. The agreement is for a term of two years. The Company amortizes the compensation provided to this Vice President over the contract term.

On January 4, 2010, the Company awarded contracts to two Agents for a total of 240,000 shares of the Company’s common stock valued at $3,240 thousand. Each agreement is for a term of two years. The Company amortizes the compensation provided to these Agents over each contract term.

On November 18, 2009, the Company awarded a total of 23,200 shares of common stock to two of its independent board members valued at $339 thousand. The stock awards will be earned over one year. The Company amortizes the compensation provided to each independent board member over each contract term.

On November 9, 2009, the Company awarded contracts to two consultants for a total of 96,000 shares of the Company’s common stock valued at $1,164 thousand. The agreements are for a term of two years. The Company amortizes the compensation provided to each consultant over each contract term.

On November 9, 2009, the Company awarded a contract to a marketing and investor relations consultant for a total of 30,000 shares of the Company’s common stock valued at $364 thousand. The agreement is for a term of two years. The Company amortizes the compensation provided to this consultant over the contract term.

On November 6, 2009, the Company entered into a Share Exchange Agreement with certain shareholders of its subsidiary, Subaye.com, Inc. Pursuant to the terms of the Share Exchange Agreement, the Company issued 3,408,852 shares of its common stock in exchange for all outstanding shares of common stock of Subaye.com, Inc. the Company did not already own (the “Share Exchange”). As a result of the Share Exchange, Subaye.com, Inc., and the wholly-owned subsidiaries of Subaye.com, Inc., effectively became wholly-owned subsidiaries of the Company.

On October 23, 2009, the Company effectuated a reverse stock split on a 100 to 1 (100:1) basis.

On October 11, 2009, the Company awarded a contract to its Chief Financial Officer for a total of 22,500 shares of the Company’s common stock valued at $259 thousand. The agreement is for a term of three years. The Company amortizes the compensation provided to the Chief Financial Officer over the contract term.

On October 2, 2009, the Company awarded contracts to two Agents for a total of 320,000 shares of the Company’s common stock valued at $2,560 thousand. Each agreement is for a term of three years. The Company amortizes the compensation provided to these Agents over each contract term.

On October 2, 2009, the Company awarded a contract to a Vice President for a total of 7,500 shares of the Company’s common stock valued at $60 thousand. The agreement is for a term of two years. The Company amortizes the compensation provided to this Vice President over the contract term.

NOTE 9 – NONCONTROLLING INTEREST

On November 6, 2009, the Company entered into a Share Exchange Agreement with certain shareholders of its subsidiary, Subaye.com, Inc. Pursuant to the terms of the Share Exchange Agreement, the Company issued 3,408,852 shares of its common stock with a market value of $43,460 thousand, in exchange for all outstanding shares of common stock of Subaye.com, Inc. the Company did not already own. As a result of the Share Exchange Agreement, Subaye.com, Inc., and each of the wholly-owned subsidiaries of Subaye.com, Inc., effectively became a wholly-owned subsidiaries of the Company. The transaction was accounted for as a change in the ownership interests of the Company with an entity under common control, in accordance with ASC 810-10-65. As a result, the value of the 3,408,852 shares issued to consummate the Share Exchange Agreement was recorded by the Company as an increase to stockholders’ equity of $10,652 thousand, which represented the historical cost basis of the balance of the net assets acquired through the Share Exchange Agreement, which included significant assets as well as liabilities owed to the Company.

The following disclosure provides details regarding the change in the noncontrolling ownership interests of the Company’s subsidiaries, in accordance with ASC 810-10-55-4.

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009
	(Dollars in thousands)
Net Loss (Income) Attributable to Subaye, Inc.	$-	$608	$(472)	$137
Transfers from the Noncontrolling Interest
Increase in Subaye, Inc.’s Additional Paid in Capital for the Issuance of 3,408,852 Shares of Common Stock to the Shareholders of the Noncontrolling Interest	-	-	10,652	-
Change from Net Income Attributable to Subaye, Inc. and Transfers to the Noncontrolling Interest	$-	$608	$10,180	$137

NOTE 10 - INCOME TAX

United States of America

Since the Company had no operations within the United States. As a result there is no provision for United States taxes and there are no deferred tax amounts.

Delaware

The Company and its subsidiary, Subaye.com, Inc. are incorporated in Delaware but do not conduct business in Delaware. Therefore, the Company is not subject to Delaware corporate income tax.

British Virgin Islands

Subaye IIP is incorporated in the British Virgin Islands and, under the current laws of the British Virgin Islands, are not subject to income taxes.

People’s Republic of China

Enterprise income tax in PRC is generally charged at 25% of a company’s assessable profit, of which 22% is a national tax and 3% is a local tax. The Company’s subsidiary, Guangzhou Subaye, is incorporated in the PRC, and is subject to PRC enterprises income tax at the applicable tax rates on the taxable income as reported in their Chinese statutory accounts in accordance with the relevant enterprises income tax laws.

No provision for enterprise income tax in the PRC had been made for the years ended September 30, 2009 and 2008 due to the fact that the Company was exempt from PRC tax based on the statutory provisions granting a tax holiday for a two year period, which was applicable for the years ended September 30, 2009 and 2008 respectively.

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

The provision for enterprise income tax in the PRC is $572 and $1,449 thousand for the three and six months ended March 31, 2010. No provision for enterprise income tax in the PRC had been made the three and six months ended March 31, 2009 due to the fact that certain subsidiaries of the Company are exempt from PRC tax based on the statutory provisions granting a tax holiday for a two year period, as stated above, specifically for the years ended September 30, 2009 and 2008, respectively.  The Company’s PRC tax holiday expired on October 1, 2009.  The following table details the aggregate effect of the tax holiday on the Company’s results of operations.

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009
	(Dollars in thousands)
PRC Tax Without Consideration of Tax Holiday	$572	$105	$1,449	$141
PRC Tax Savings as a Result of Tax Holiday	$-	$105	$-	$141
Increase in Basic and Diluted Earnings Per Share as a Result of Tax Holiday	$-	$0.06	$-	$0.08

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three and six months ended March 31, 2010 and 2009:

	Six and Three Months Ended
	March 31, 2010	March 31, 2009
U.S. Statutory Rates	35.0%	35.0%
Foreign Income	(35.0)%	(35.0)
China and Hong Kong Tax Rates, Blended Effective Rate	18.0%	25.0
China Income Tax Exemption	0.0%	(25.0)
Effective Income Tax Rates	18.0%	0%

NOTE 11 - COMMITMENTS & CONTINGENCIES

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

The following table summarizes the Company’s future minimum lease payments under operating lease agreements for the five years subsequent to March 31, 2010:

Twelve Months Ended March 31, 2011 (in thousands)	$165

The Company recognizes lease expense on a straight-line basis over the life of the lease agreement. Contingent rent expense is recognized as it is incurred. Total rent expense in continuing operations from operating lease agreements was $62 thousand and $23 thousand and $104 thousand and $40 thousand for the three and six months ended March 31, 2010 and 2009, respectively.

Litigation

We may be involved from time to time in ordinary litigation that will not have a material effect on our operations or finances. We are not aware of any pending or threatened litigation against the Company or our officers and directors in their capacity as such that could have a material impact on our operations or finances.

NOTE 12 – SUBSEQUENT EVENTS

On April 29, 2010, the Company entered into a purchase and sale agreement (the “Agreement”) with Superb Quality Limited (“Superb”), pursuant to which the Company sold its 100% ownership interest in Panyu M&M Co. Ltd., the Company’s wholly-owned PRC subsidiary (“Panyu”), to Superb in exchange for $600 thousand in cash.  Panyu has been disclosed previously as the Company’s trade services business segment and holds the necessary licenses to conduct international and domestic trading and provide logistics services to customers.

NOTE 13 - RECENTLY ISSUED ACCOUNTING STANDARDS

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

•  Critical Accounting Policies and Estimates—a discussion of accounting policies that require significant judgments and estimates

•  New Accounting Pronouncements—a summary and discussion of the Company’s plans for the adoption of relevant new accounting standards relevant

           The following discussion contains forward-looking statements that reflect the Company’s plans, estimates and beliefs. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Quarterly Report particularly in "Special Note Regarding Forward-Looking Statements," "Market Data" and "Risk Factors."

Highlights and Executive Summary

For the three months ended March 31, 2010, the Company reported net income from continuing operations of $2,965 thousand, an increase of 271.1% as compared to net income from continuing operations revenues of $799 thousand reported for the three months ended March 31, 2009. The Company generated additional revenues for its Video Showcase Product and Cloud Product, respectively, decreased its advertising spending by 73.6% and committed a fraction of the funds previously allocated to advertising to its expansion iniative for a significant increase in its salesforce.

For the six months ended March 31, 2010, the Company reported net income from continuing operations of $6,214 thousand, an increase of 523.9% as compared to net income from continuing operations revenues of $996 thousand reported for the three months ended March 31, 2009. The Company generated additional revenues for its Video Showcase Product and Cloud Product, respectively, decreased its advertising spending by 85.3% and committed a fraction of the funds previously allocated to advertising to its expansion intiative for a significant increase in its salesforce.

The following tables are key performance indicators utilized by management for internal decision making. We believe these performance indicators are likely also important for our shareholders to consider.

Three Months Ended March 31, 2010

Revenues Growth Rate	10.2%
Net Income From Continuing Operations Per Share Growth Rate	271.1%
Gross Margin	75.6%
Continuing Operations Net Margin	40.1%

Six Months Ended March 31, 2010

Revenues Growth Rate	15.4%
Net Income From Continuing Operations Per Share Growth Rate	523.9%
Gross Margin	77.4%
Continuing Operations Net Margin	43.5%

As a result of the tax exempt status of the Company’s continuing operations, no income tax expense was recorded in the three and six months ended March 31, 2009, respectively. However, the tax exemption expired as of September 30, 2009. Therefore an income tax expense is recorded for the three and six months ended March 31, 2010. By subtracting an estimated income tax expense from net income from continuing operations for each period in which a tax exemption was applicable during 2009, the Company believes the results of operations for each period presented are more comparable.  The tables below provide the adjusted net income from continuing operations per basic common share on a comparable basis, by adding in the effect of the applicable income taxes had they been charged to the Company during the three and six months ended March 31, 2009.

Adjusted net income from continuing operations per basic common share is calculated as follows:

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009
	(Dollars in thousands)

Net Income From Continuing Operations	$2,965	$799	$6,214	$996
Less: Estimated Benefit Derived From PRC Tax Holiday	-	(105)	-	(141)
Adjusted Net Income From Continuing Operations Per Basic Common Share	$2,965	$694	$6,214	$855

Adjusted net income from continuing operations per basic common share is calculated as follows:

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009
	(Dollars in thousands)

Net Income From Continuing Operations Per Basic Common Share	$0.42	$0.47	$1.02	$0.60
Less: Estimated Benefit Derived From PRC Tax Holiday	-	(0.06)	-	(0.08)
Adjusted Net Income From Continuing Operations Per Basic Common Share	$0.42	$0.41	$1.02	$0.52

Results of Operations

The following tables set forth key components of the Company’s results of operations for the three and six months ended March 31, 2010 and March 31, 2009, respectively.  All numbers referenced herein are “in thousands”.

For the Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

(In Thousands, Except per Share Data)

	2010	2009
Revenues	$7,388	$6,707
Costs of Sales	1,799	1,434
Gross Profit	5,589	5,273
Total Operating Expenses	2,052	4,474
Income From Continuing Operations Before Income Taxes	3,537	799
Provision for Income Taxes	(572)	-
Income From Continuing Operations	$2,965	$799
(Loss) Income from Discontinued Operations	(3,323)	1,534
Net (Loss) Income	$(358)	$2,333
Net (Income) Loss Attributable to the Noncontrolling Interest	-	608
Net Income Attributable to Subaye	$(358)	$2,941
Basic Earnings Per Share, Continuing Operations	$0.42	$0.47
Diluted Earnings Per Share, Continuing Operations	$0.42	$0.47
Basic (Loss) Earnings Per Share, Discontinued Operations	$(0.47)	$0.90
Diluted (Loss) Earnings Per Share, Discontinued Operations	$(0.47)	$0.90

Revenues

Revenues for the three months ended March 31, 2010 were $7,388 thousand as compared to $6,707 thousand for the three months ended March 31, 2009. The increase of $681 thousand, or 10.2%, was due to the increase in revenues from both the Video Showcase Product and the Cloud Product. Video showcase subscription revenues for the three months ended March 31, 2010 increased to $6,868 thousand as compared to $6,317 thousand for the three months ended March 31, 2009, an increase of $551 thousand over the same period a year ago. Cloud Product revenues increased to $520 thousand for the three months ended March 31, 2010 as compared to $390 thousand for the three months ended March 31, 2009, an increase of 33.3%. The Company’s paying customers for the video showcase subscription product increased to 22,019 as of March 31, 2009, a 42.3% increase over the paying customers as of December 31, 2009. However, much of the growth in membership occurred in March, 2010. The Company recognizes revenues on a pro-rata daily basis. A significant portion of the additional revenues resulting from this membership growth were not recognized until April, 2010.

Costs of Sales

Costs of sales for the three months ended March 31, 2010 were $1,799 thousand as compared to $1,434 thousand for the three months ended March 31, 2009.  The increase of $365 thousand, or 25.5%, was primarily due to additional costs of sales associated with the stock based compensation to the Company’s new Agents in certain Chinese provinces. Stock based compensation included in costs of sales was $533 thousand and $0 for the three months ended March 31, 2010 and 2009, respectively. Additionally, commissions to the company’s sales persons increased $297 thousand during the three months ended March 31, 2010, as compared to the three months ended March 31, 2009.  The Company instituted a new, more substantial, sales commission structure as of January 1 2010. Depreciation and amortization of websites, software and hardware totaled $842 and $1,352 for the three months ended March 31, 2010 and 2009, respectively.

Gross Margin

The Company’s gross margin was 75.6% and 78.6%, respectively, for the three months ended March 31, 2010 and 2009.

Operating Expenses

Operating expenses for the three months ended March 31, 2010 amounted to $2,052 thousand as compared to $4,474 thousand for the three months ended March 31, 2009.  The decrease of $2,422 thousand or 54.1% was primarily due to the curtailing of advertising costs during the three months ended March 31, 2010.  During the three months ended March 31, 2010, the Company incurred $1,000 thousand in advertising costs for a marketing promotion while during the three months ended March 31, 2009, the Company incurred approximately $3,369 thousand for a one-time marketing promotion. Other selling, general and adminstrative expenses for each period presented were comparable.

Provision for Income Taxes

Provison for income taxes was $572 thousand and $0 for the three months ended March 31, 2010 and 2009, respectively. The Company’s continuing business operations are estimated to be subject to PRC income taxes of approximately 18% for the three months ended March 31, 2010. For the three months ended March 31, 2009, the Company’s continuing business operations were not subject to any income taxes due to a PRC tax holiday.

Net (Loss) Income

Net (loss) income for the three months ended March 31, 2010 was $(358) thousand as compared to $2,333 thousand for the three months ended March 31, 2009.  Net income from continuing operations was $2,965 thousand and $799 thousand for the three months ended March 31, 2010 and 2009, respectively. Net (loss) income from discontinued operations was $(3,323) and $1,534 thousand for the three months ended March 31, 2010 and 2009, respectively.

Basic and Diluted Income per Share for Continuing Operations

The Company’s basic net income per share for continuing operations was $0.42 and $0.47 for the three months ended March 31, 2010 and 2009, respectively.

The Company’s diluted net income per share for continuing operations was $0.42 and $0.47 for the three months ended March 31, 2010 and 2009, respectively. A total of 170,200 shares of common stock are potentially issuable upon the exercise of stock warrant or stock option agreements.

Basic and Diluted Income per Share for Discontinued Operations

The Company’s basic net (loss) income per share for discontinued operations was $(0.47) and $0.90 for the three months ended March 31, 2010 and 2009, respectively.

The Company’s diluted net (loss) income per share for discontinued operations was $(0.47) and $0.90 for the three months ended March 31, 2010 and 2009, respectively. A total of 170,200 shares of common stock are potentially issuable upon the exercise of stock warrant or stock option agreements.

For the Six Months Ended March 31, 2010 Compared to the Six Months Ended March 31, 2009

(In Thousands, Except per Share Data)

	2010	2009
Revenues	$14,300	$12,397
Costs of Sales	3,226	2,843
Gross Profit	11,074	9,554
Total Operating Expenses	3,411	8,558
Income From Continuing Operations Before Income Taxes	7,663	996
Provision for Income Taxes	(1,449)	-
Income From Continuing Operations	$6,214	$996
(Loss) Income from Discontinued Operations	(3,627)	2,133
Net Income	$2,587	$3,129
Net (Income) Loss Attributable to the Noncontrolling Interest	(472)	137
Net Income Attributable to Subaye	$2,115	$3,266
Basic Earnings Per Share, Continuing Operations	$1.02	$0.60
Diluted Earnings Per Share, Continuing Operations	$1.01	$0.60
Basic (Loss) Earnings Per Share, Discontinued Operations	$(0.59)	$1.28
Diluted (Loss) Earnings Per Share, Discontinued Operations	$(0.59)	$1.28

Revenues

Revenues for the six months ended March 31, 2010 were $14,300 thousand as compared to $12,397 thousand for the six months ended March 31, 2009. The increase of $1,903 thousand, or 15.3%, was due to the increase in revenues from both the Video Showcase Product and the Cloud Product. Video showcase subscription revenues for the six months ended March 31, 2010 increased to $12,740 thousand as compared to $11,227 thousand for the six months ended March 31, 2009, an increase of $1513 thousand over the same period a year ago. Cloud Product revenues increased to $1,560 thousand for the six months ended March 31, 2010 as compared to $1,170 thousand for the six months ended March 31, 2009, an increase of 33.3%. The Company’s paying customers for the video showcase subscription product increased to 22,019 as of March 31, 2009, a 35.6% increase over the paying customers as of September 30, 2009. However, much of the growth in membership occurred in March, 2010. The Company recognizes revenues on a pro-rata daily basis. A significant portion of the additional revenues resulting from this membership growth were not recognized until April, 2010.

Costs of Sales

Costs of sales for the six months ended March 31, 2010 were $3,226 thousand as compared to $2,843 thousand for the six months ended March 31, 2009.  The increase of $383 thousand, or 13.5%, was primarily due to additional costs of sales associated with the stock based compensation to the Company’s new Agents in certain Chinese provinces. Stock based compensation included in costs of sales was $722 thousand and $0 for the six months ended March 31, 2010 and 2009, respectively. Depreciation and amortization of websites, software and hardware totaled $ 2,184 and $2,817 for the six months ended March 31, 2010 and 2009, respectively.

Gross Margin

The Company’s gross margin was 77.4% and 77.1%, respectively, for the six months ended March 31, 2010 and 2009.

Operating Expenses

Operating expenses for the six months ended March 31, 2010 amounted to $3,411 thousand as compared to $8,558 thousand for the six months ended March 31, 2009.  The decrease of $5,147 thousand or 60.1% was primarily due to the curtailing of advertising costs during the six months ended March 31, 2010.  During the six months ended March 31, 2010, the Company incurred $1,000 thousand in advertising costs for a marketing promotion while during the six months ended March 31, 2009, the Company incurred approximately $6,737 thousand for a one-time marketing promotion. Other selling, general and adminstrative expenses for each period presented were comparable.

Provision for Income Taxes

Provison for income taxes was $1,449 thousand and $0 for the six months ended March 31, 2010 and 2009, respectively. The Company’s continuing business operations are estimated to be subject to PRC income taxes of approximately 18% for the six months ended March 31, 2010. For the six months ended March 31, 2009, the Company’s continuing business operations were not subject to any income taxes due to a PRC tax holiday.

Net Income

Net income for the six months ended March 31, 2010 was $2,587 thousand as compared to $3,129 thousand for the six months ended March 31, 2009.  Net income from continuing operations was $6,214 thousand and $996 thousand for the six months ended March 31, 2010 and 2009, respectively. Net income from discontinued operations was $(3,627) and $2,133 thousand for the six months ended March 31, 2010 and 2009, respectively.

Basic and Diluted Income per Share for Continuing Operations

The Company’s basic net income per share for continuing operations was $1.02 and $0.60 for the six months ended March 31, 2010 and 2009, respectively.

The Company’s diluted net income per share for continuing operations was $1.01 and $0.60 for the six months ended March 31, 2010 and 2009, respectively. A total of 170,200 shares of common stock are potentially issuable upon the exercise of stock warrant or stock option agreements.

Basic and Diluted Income per Share for Discontinued Operations

The Company’s basic net income per share for discontinued operations was $(0.59) and $1.28 for the six months ended March 31, 2010 and 2009, respectively.

The Company’s diluted net income per share for discontinued operations was $(0.59) and $1.28 for the six months ended March 31, 2010 and 2009, respectively. A total of 170,200 shares of common stock are potentially issuable upon the exercise of stock warrant or stock option agreements.

Liquidity and Capital Resources

As of March 31, 2010, the Company’s current assets were $49,343 thousand and current liabilities were $8,654 thousand. Cash and cash equivalents totaled $207 thousand as of March 31, 2010. The Company’s shareholders’ equity at March 31, 2010 was $61,650 thousand. The Company had cash provided by operating activities for the six months ended March 31, 2010 and 2009 of $7,923 thousand and $3,410 thousand, respectively. The Company had net cash used in investing activities of $6,850 thousand and $5 thousand for the six months ended March 31, 2010 and 2009, respectively. During the six months ended March 31, 2010, the Company incurred $6,850 thousand in fees paid to a contractor to begin development work on a video search software application. The Company had net cash used in discontinued operations of $763 thousand and $3,171 thousand for the six months ended March 31, 2010 and 2009, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that will have a current or future effect on our financial condition and changes in financial condition during the fiscal year ending September 30, 2010.

Protection of Intellectual Property

As of March 31, 2010, the Company held approximately $15,413 thousand in copyrights covering programming rights for movies, internet broadcasts, DVDs and television programming originally created in the PRC. These assets are included within the Company’s balance sheets as Assets Held for Sale. We cannot guarantee that if a competitor or anyone else were to commence litigation against us, we would be able to adequately defend our position and retain ownership and value in the intellectual property.

Capital Requirements

In the past several years, the Company has raised cash by issuing equity securities. Although management is attempting to raise capital through the sale of the assets of its discontinued businesses, management may determine that additional financing is necessary, and the Company may or may not be able to find adequate sources of financing in the future.

Trends, Events, and Uncertainties

The present demand for our products will be dependent on, among other things, market acceptance of the Company’s concept, the quality of its products, and general economic conditions which are cyclical in nature. The Company’s business operations may be adversely affected by increased competition and any slowdown in the economic expansion currently underway in the PRC.

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

ITEM 4  CONTROLS AND PROCEDURES

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the six months March 31, 2010, Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

In light of the material weaknesses described below, we performed additional analysis and other procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified three material weaknesses which have caused management to conclude that, as of March 31, 2010, our disclosure controls and procedures were not effective, including (i) the number of audit adjustments recorded for the fiscal year ended September 30, 2009 and 2008, (ii) a lack of segregation of duties, and (iii) weaknesses related to document control.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

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

ITEM 1A.  RISK FACTORS

As of the date of this filing, there have been no material changes from the risk factors previously disclosed in our “Risk Factors” in the Form 10-K for the period ended September 30, 2009. An investment in our common stock involves various risks. When considering an investment in our common stock, you should consider carefully all of the Risk Factors described in our most recent Form 10-K. These risks and uncertainties are not the only ones facing us and there may be additional matters that we are unaware of or that we currently consider immaterial. All of these could adversely affect our business, financial condition, results of operations and cash flows and, thus, the value of an investment in our Company.

However, we wish to emphasize that upon the Company’s decision to discontinue its entertainment media business segment, the Company was left with $15,413 thousand of intellectual property, namely copyrights to PRC entertainment assets.  The Company is attempting to sell these assets and has been successful selling similar assets in the past. However, the Company can not be certain that it will be able to sell these assets for the full current carrying value of the assets or that any transaction whereby credit is offered to potential purchasers of the assets will be free from default risk. These may be considered to be additional risks that we have undertaken that could negatively impact the Company and the shareholders of the Company, respectively.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 11, 2010, the Company awarded a contract to a marketing and investor relations consultant and issued a stock warrant for a total of 125,000 shares of the Company’s common stock valued at $838 thousand. The agreement is for a term of one year. The stock warrant is exercisable at a price of $18.00 per share and expires on March 11, 2014, if unexercised. The Company amortizes the compensation provided to the consultant over the contract term.

On March 8, 2010, the Company awarded an entity controlled by the Chief Financial Officer a total of 10,000 shares of the Company’s common stock valued at $125 thousand. The entity was awarded the shares as a result of the terms of an agreement entered into on September 18, 2009 between the Company and the entity whereby upon approval of the Company’s listing application for the NASDAQ Global Market, the shares would be awarded to the entity. The Company amortized the stock award as a one-time expense on March 8, 2010.

On March 2, 2010, the Company entered into an acquisition agreement (the “Agreement”) with CoCloud Infoserve Limited, a Chinese company (“CIL”).  Pursuant to the terms of the Agreement, the Company acquired all of the website domains and related assets, used by CIL to operate various online shopping websites, www.gzxiti.com, www.gzxing.com.cn, www.gzbuyun.com.cn, www.gzjinxiu.com, www.gznantian.com, and www.gzxhaxi.com, in exchange for 480,000 shares of the Company’s common stock, valued at $5,760 thousand.

On February 10, 2010, the Company awarded a stock option for a total of 23,200 shares of common stock to an independent board member valued at $287 thousand. The stock option will be earned over one year, is exercisable at a price of $16.05 per share and will expire on February 10, 2020. The Company amortizes the compensation provided to this independent board member over the one year term.

On February 10, 2010, the Company awarded contracts to three vice presidents for a total of 40,000 shares of the Company’s common stock valued at $642 thousand. The agreements are for a term of two years. The Company amortizes the compensation provided to these executives over each contract term.

On February 8, 2010, the Company awarded a contract to a Vice President for a total of 15,000 shares of the Company’s common stock valued at $239 thousand. The agreement is for a term of two years. The Company amortizes the compensation provided to this Vice President over the contract term.

On January 4, 2010, the Company awarded contracts to two Agents for a total of 240,000 shares of the Company’s common stock valued at $3,240 thousand. Each agreement is for a term of two years. The Company amortizes the compensation provided to these Agents over each contract term.

On November 18, 2009, the Company awarded a total of 23,200 shares of common stock to two of its independent board members valued at $339 thousand. The stock awards will be earned over one year. The Company amortizes the compensation provided to each independent board member over each contract term.

On November 9, 2009, the Company awarded contracts to two consultants for a total of 96,000 shares of the Company’s common stock valued at $1,164 thousand. The agreements are for a term of two years. The Company amortizes the compensation provided to each consultant over each contract term.

On November 9, 2009, the Company awarded a contract to a marketing and investor relations consultant for a total of 30,000 shares of the Company’s common stock valued at $364 thousand. The agreement is for a term of two years. The Company amortizes the compensation provided to this consultant over the contract term.

On November 6, 2009, the Company entered into a Share Exchange Agreement with certain shareholders of its subsidiary, Subaye.com, Inc. Pursuant to the terms of the Share Exchange Agreement, the Company issued 3,408,852 shares of its common stock with a market value of $43,460 thousand, in exchange for all outstanding shares of common stock of Subaye.com, Inc. the Company did not already own. As a result of the Share Exchange Agreement, Subaye.com, Inc., and each of the wholly-owned subsidiaries of Subaye.com, Inc., effectively became a wholly-owned subsidiaries of the Company. The transaction was accounted for as a change in the ownership interests of the Company with an entity under common control, in accordance with ASC 810-10-65. As a result, the value of the 3,408,852 shares issued to consummate the Share Exchange Agreement was recorded by the Company as an increase to stockholders’ equity of $10,652 thousand, which represented the historical cost basis of the balance of the net assets acquired through the Share Exchange Agreement, which included significant assets as well as liabilities owed to the Company.

On October 23, 2009, the Company effectuated a reverse stock split on a 100 to 1 (100:1) basis.

On October 11, 2009, the Company awarded a contract to its Chief Financial Officer for a total of 22,500 shares of the Company’s common stock valued at $259 thousand. The agreement is for a term of three years. The Company amortizes the compensation provided to the Chief Financial Officer over the contract term.

On October 2, 2009, the Company awarded contracts to two Agents for a total of 320,000 shares of the Company’s common stock valued at $2,560 thousand. Each agreement is for a term of three years. The Company amortizes the compensation provided to these Agents over each contract term.

On October 2, 2009, the Company awarded a contract to a Vice President for a total of 7,500 shares of the Company’s common stock valued at $60 thousand. The agreement is for a term of two years. The Company amortizes the compensation provided to this Vice President over the contract term.

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
SUBAYE, INC.

Date: May 17, 2010	By:	/s/ Zhiguang Cai
Zhiguang Cai
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 17, 2010	By:	/s/ James T. Crane
James T. Crane
Chief Financial Officer
(Principal Financial and Accounting Officer)