Form 10-Q
period 2010-06-30
SUBAYE, INC.
filed 2010-08-16
CIK 1139570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

(86) 20 3999 0266 (Registrant’s telephone number, including area code)

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
Yes ☐ No ☒

As of August 16, 2010, the registrant had 7,444,931 shares of its common stock issued and outstanding.

SUBAYE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2010	September 30, 2009
	(In Thousands)
	(Unaudited)	(Audited)
Assets
Current Assets
Cash	$2,082	$2
Accounts Receivable, Net of Allowance for Doubtful Accounts of $363 as of June 30, 2010 and September 30, 2009, Respectively	11,328	8,266
Prepaid Expenses	1,133	370
Deposit for Purchase of Inventoriable Assets	6,254	8,152
Assets Held for Sale	23,170	29,360
Total Current Assets	43,967	46,150

Property and Equipment, Net of Accumulated Depreciation of $17,758 and $12,863 as of June 30, 2010 and September 30, 2009	26,099	10,580

Total Assets	$70,066	$56,730

Liabilities and Equity
Current Liabilities

Accounts Payable and Accrued Expenses	$2,884	$566
Taxes Payable	2,221	-
Liabilities Held for Sale	8	5,275
Total Current Liabilities	5,113	5,841

Total Liabilities	5,113	5,841

Commitments and Contingencies

Shareholders' Equity

Preferred Stock, $0.001 Par Value, 50,000,000 Shares Authorized, 0 Shares Issued and Outstanding as of June 30, 2010 and September 30, 2009	—	—
Common Stock, $0.001 Par Value; 150,000,000 Shares Authorized; 7,444,931 and 2,479,243 Shares Issued and Outstanding as of June 30, 2010 and September 30, 2009	7	3
Additional Paid in Capital	58,949	32,452
Deferred Stock Based Compensation	(8,945)	(2,908)
Accumulated Other Comprehensive Income	(149)	54
Retained Earnings	15,091	11,108
Total Shareholders' Equity	64,953	40,709
Noncontrolling Interest in Subsidiaries	-	10,180
Total Equity	64,953	50,889
Total Liabilities and Equity	$70,066	$56,730

The accompanying notes to these consolidated financial statements are an integral part of these balance sheets.

SUBAYE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME

	For the Three Months Ended June 30,			For the Nine Months Ended June 30,
	2010		2009	2010	2009
	In Thousands, Except per Share Amounts

Net Sales	$9,068		$6,829	$23,368	$19,226
Cost of Sales	2,745		1,415	5,971	4,258
Gross Profit	6,323		5,414	17,397	14,968
Operating Expenses
Advertising	1,003		110	2,031	7,123
Other Selling, General and Administrative	1,269		712	3,652	2,257
Total Operating Expenses	2,272		822	5,683	9,380
Income From Continuing Operations Before Income Tax Expense	4,051		4,592	11,714	5,588
Income Tax Expense	(772)		-	(2,221)	-
Income From Continuing Operations	3,279	V	4,592	9,493	5,588
(Loss) Income From Discontinued Operations	(1,411)		(326)	(5,038)	1,807
Net Income	1,868		4,266	4,455	7,395
Net Income Attributable to the Noncontrolling Interest	-		(1,525)	(472)	(1,388)
Net Income Attributable to Subaye	$1,868		$2,741	$3,983	$6,007

Net Income From Continuing Operations Per Common Share:
Basic	$0.44		$2.58	$1.45	$3.28
Diluted	$0.43		$2.58	$1.43	$3.28 9
Net (Loss) Income From Discontinued Operations Per Common Share:
Basic	$(0.19)		$(0.18)	$(0.77)	$1.06
Diluted *	$(0.19)		$(0.18)	$(0.77)	$1.06
Net Income Per Common Share:
Basic	$0.25		$2.40	$0.68	$4.34
Diluted *	$0.25		$2.40	$0.67	$4.34
Weighted Average Common Shares Outstanding:
Basic	7,444,931		1,781,089	6,561,121	1,702,010
Diluted	7,615,131		1,781,089	6,646,013	1,702,010
Comprehensive Income:
Net Income	$1,868		$4,266	$4,455	$7,395
Foreign Currency Translation Adjustment, Net of Tax	(88)		2	(203)	23
Comprehensive Income	1,780		4,268	4,252	7,418
Comprehensive Income Attributable to the Noncontrolling Interest	-		(1,525)	(436)	(1,395)
Comprehensive Income Attributable to Subaye	$1,780		$2,743	3,816 7	$6,023

* Diluted loss per share calculated utilizing basic weighted average shares outstanding whenever a loss is presented per reporting period.

The accompanying notes to consolidated financial statements are an integral part of these statements.

SUBAYE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASHFLOWS

	For the Nine Months Ended June 30,
	2010	2009
	(In Thousands)
Cash Flows From Operating Activities of Continuing Operations:
Net Income	$4,455	$7,395
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities—
Depreciation and Amortization	4,021	4,247
Amortization of Stock Based Compensation	4,053	949
Bad Debt Expense	-	332
(Increase) Decrease in Assets—
Accounts Receivable	(3,062)	(880)
Prepaid Expenses	(763)	(1,672)
Deposits on Inventoriable Assets	1,882	(8,152)
Increase in Liabilities —
Accounts Payable and Accrued Expenses	2,323	492
Income Taxes Payable	2,221	-

Net Cash Provided By Operating Activities	15,130	2,711

Cash Flows From Investing Activities of Continuing Operations:
Purchase of Property and Equipment	(13,803)	-

Net Cash Used in Investing Activities	(13,803)	-

Cash Flows From Financing Activities of Continuing Operations:
Cash Proceeds From Sale of Common Stock	-	394

Net Cash Provided by Financing Activities	-	394

Cash Flows From Discontinued Operations:
Net Cash Provided By (Used in) Operating Activities	956	(2,598)

Net Cash Provided By (Used in) Discontinued Operations	956	(2,598)

Effect of Exchange Rate Changes in Cash
	(203)	(55)
Increase in Cash
	2,080	452
Cash, Beginning of Period
	2	49
Cash, End of Period	$2,082	$501

Supplemental Cash Flow Information:

Cash Paid During the Period for
Interest, Net of Amounts Capitalized	$—	$—
Income Taxes	$—	$—
Supplemental Schedule of Noncash Investing and Financing Activities:
Issuance of Stock for Services, Deferred Compensation	$10,115	$1,180
Issuance of Stock for Acquisition of Websites and Related Assets	$5,760	$-
Adjustment of additional paid-in-capital and non-controlling interests from investment in Subaye Inc, by non-controlling interests	$10,652	$-

The accompanying notes to consolidated financial statements are an integral part of these statements.

SUBAYE, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009

NOTE 1 - BUSINESS DESCRIPTION AND ORGANIZATION

Subaye, Inc., a Delaware corporation (together with its consolidated subsidiaries, “Subaye” or the “Company”) is a leading outsourced services provider in China offering on-line video marketing(the “Video Showcase Product”) and cloud computing solutions (the “Cloud Product”).

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

2.
Subaye’s salespersons and videographers work with SMEs to develop a professional-quality video showcase, approximately 5 to 30 minutes in length. Multiple video showcases and revisions to previous video showcases are offered to paying SMEs.

3.
Subaye hosts the video showcase at www.subaye.com and places the video showcases at various other websites either controlled by Subaye or websites managed by business partners of Subaye. Paying SMEs are able to rotate the specific video showcase available at www.subaye.com, using Subaye’s proprietary online video management system.

4.	SMEs utilize the video showcase as their primary sales tool by:

a.
Notifying potential customers of the link to their video showcase at www.subaye.com, allowing their potential customers to view and understand the products or services being offered to the potential customer.

b.
SMEs are also able to hire large out-sourced Sales forces that are common in China, provide the sales people with minimal training, and then successfully rely on a downloaded copy of the SME’s video showcase, which is used by each salesperson during their business development activities, rather than fully relying on the salespersons to develop and provide a consistent face to face sales pitch regarding the customer’s business and products. The lack of time devoted to training salespeople is also important due to high turnover of employees the SMEs generally encounter.

Cloud Product

Subaye charges an additional fee for online access to its cloud computing solutions, which include enhanced online tools for video management, content management and customer relationship management software, all of which are accessed through www.subaye.com. The Cloud Product was formerly referred to as the Company’s SaaS business solution in previous reporting periods.

Other Events

On March 16, 2010, the Company discontinued two of its operating segments, the trading services business segment and the entertainment media business segment. The Company disposed of the trading services business segment as of April 29, 2010 and is seeking buyers for the assets of the entertainment media business on an asset by asset basis, with several transactions already having been consummated.

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

Adoption of ASC 810-10-65, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51 (“ASC 810-10-65”)

The adoption of ASC 810-10-65 did not have a material effect on the Company’s financial condition, results of operations or cash flows for the three and nine months ended June 30, 2010 and 2009, respectively, or as of June 30, 2010 and September 30, 2009, respectively. However, as a result of the retrospective presentation and disclosure requirements of ASC 810-10-65, the adoption of ASC 810-10-65 did affect the presentation and disclosure of noncontrolling interests and basic and diluted earnings per common share in the Company’s condensed consolidated financial statements for the three and nine months ended June 30, 2009 and as of September 30, 2009, respectively.

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

The Company has owned a majority interest of its subsidiary, Subaye.com, Inc., since June 2006. The principal effect of the adoption of ASC 810-10-65 on the September 30, 2009condensed consolidated balance sheet was to reclassify the noncontrolling interest of $10,180 thousand from the mezzanine section of the balance sheet to stockholders’ equity attributable to noncontrolling interest, thus increasing the total of the condensed consolidated stockholders’ equity by that amount, as follows:

September 30, 2009
(Dollars in Thousands)
Equity, as Previously Reported	$40,709

Increase for ASC 810-10-65 Reclassification of Non-Controlling Interest	10,180

Equity, as Adjusted	$50,889

Additionally, the adoption of ASC 810-10-65 requires that net income, as previously reported prior to the adoption of ASC 810-10-65, be adjusted to include the net income attributable to the noncontrolling interest, and that a new separate caption for net income attributable to common shareholders be presented in the condensed consolidated statements of operations. Thus, after the adoption of ASC 810-10-65, condensed consolidated net income increased by $1,525 thousand and $1,388 thousand for the three and nine months ended June 30, 2009, respectively.

ASC 810-10-65 also requires similar disclosure regarding comprehensive income. Therefore, after the adoption of ASC 810-10-65 condensed consolidated comprehensive income increased by $1,525 and $1,388 thousand for the three and nine months ended June 30, 2009, respectively.

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

Cloud  Subscription Revenues

Revenue is generated by Subaye on a monthly subscription model basis through the sale of its Cloud Product. Customers are charged a monthly subscription fee of $100 beginning on the date the customer first has access to Subaye’s online services network or through specific individually negotiated contracts, all of which have to date been in the form of a monthly subscription model with fees of $100 per customer. Subaye’s proprietary Cloud Product includes various software modules including content management, customer relationship management and video management solutions. The software and hardware behind the Cloud Product are not downloadable and are not capable of being installed and run on a customer’s own computer network.

Costs of Sales

Subaye has entered into several agreements with sales and customer relationship agents (the “Agents”) during the nine months ended June 30, 2010 covering a total of twelve new business development territories, primarily in mainland China. The chart below details the key terms of the agreements the Company has with each of the Agents.

Territory Covered by Agent	Funding Commitment by Subaye (1)	New Member Commitment from Agent	Agent Fee Structure

Anhui	$1,500	10,000	(3)
Chongqing City	$1,500	10,000	(3)
Fujian	$2,796	20,000	(3	), (4)
Guangdong (2)	$0	N/A	N/A
Hainan	$1,500	10,000	(3)
Hebei	$1,600	15,000	(4)
Hong Kong	$2,960	20,000	(3	), (4)
Hubei	$1,500	10,000	(3)
Hunan	$1,500	10,000	(3)
Jiangxi	$2,148	15,000	(3)
Guangxi	$1,296	10,000	(4)
Taiwan	$2,000	10,000	(3)
Zhejiang	$1,500	10,000	(3)

Total	$21,800

(1)	Dollars are in thousands, available to be advanced to the Company’s Agents as needed and as approved by the Company

(2)	Funding is not yet determined, marketing and agent plans in process

(3)
A 25% cash commission on sales generated by the Agent net of income taxes and all agency commissions, in connection with agency agreements entered into in April 2010, apply to this territory and consist of the total compensation awarded to the agents in this territory unless otherwise noted

(4)
A portion of $5,800 thousand in stock compensation in connection with agency agreements entered into in October 2009, November 2009 and January 2010 apply to this territory and consist of the total compensation awarded to the agents in this territory unless otherwise noted

The Agents have two tasks: (i) to develop business for Subaye, by offering the Video Showcase Product or the Cloud Product and support the production of each customer’s video showcase and/or the implementation of the customer’s online services associated with the Cloud Product, and (ii) to manage the customer relationship and collect the monthly subscription fees, which are currently paid in cash, from each customer. Collecting these cash receipts, tracking which of the Company’s many customers have paid and which have not, and remitting the cash to the Company, is a time intensive project each month. The Company has never experienced collection issues and does not expect any collection issues to occur in the future. The impact of the Company’s agreements with these Agents on the condensed consolidated financial statements is as follows:

1.
Stock based compensation is valued on the date of grant and amortized over the period of service. The period of service for Agents who received stock based compensation for covering territories in mainland China is two years. The period of service for Agents who received stock based compensation covering territories outside of mainland China is three years. The Company has estimated that 90% of the work performed by these Agents represent services considered to be related to the sales process and has therefore included 90% of the stock based compensation recorded per period in costs of sales. The remaining 10% of the stock based compensation recorded per period is recorded in operating expenses.

2.
Other Agents for various mainland China territories are compensated with a 25% cash commission, determined based on total sales generated by the Agent in the territory net of applicable income taxes and total agency commissions recorded for the territory. The Company records the compensation paid to Agents under these terms as a reduction of revenues, in accordance with ASC 605-45 Principal Agent Considerations.

Advertising Costs

The Company expenses advertising costs incurred for its own online, print and outdoor advertising expenses as the costs are incurred in accordance with ASC 720-35 Advertising Costs.

Website Development Costs

The Company follows ASC 350-50, Website Development Costs , which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites. Under ASC 350-50, costs related to certain website development activities are expensed as incurred (such as planning and operating stage activities). Costs relating to certain website application and infrastructure development are generally capitalized, and are amortized over their estimated useful lives.  Since the Company's inception in January 2005, the Company has not capitalized any costs incurred in website development.  All costs have been expensed as incurred.  The Company has capitalized the cost of acquiring the www.subaye.com website from an unaffiliated third party and capitalized other websites acquired by the Company’s other subsidiaries that previously acquired websites from unaffiliated third parties.

Reclassifications

Certain reclassifications to the Company’s condensed consolidated balance sheets and condensed consolidated statements of operations and other comprehensive income have been made to the September 30, 2009 and June 30, 2009 financial statements to conform to the presentation of these financial statements.  Other than adjustments required by ASC 810-10-65, these reclassifications did not impact the Company’s revenues, net income, total assets, total liabilities or total equity for the three and nine months ended June 30, 2010 and 2009 and as of September 30, 2009 or June 30, 2009, respectively.

NOTE 3 – DIVESTITURE ACTIVITIES

The Company’s management agreed to a plan for disposal of the Company’s trading services business segment and also determined the Company would commence a formal search for potential buyers of the assets of the Company’s entertainment media business segments, namely copyrights to entertainment productions originally created in China. In accordance with ASC 360-45-9, the Company met the conditions for classifying the assets and liabilities of the business segments and assets to be disposed of, as held for sale, on March 16, 2010. The assets and liabilities of the discontinued operations of the trading services and entertainment media business segments have been aggregated and presented as separate line items in the Company’s condensed consolidated balance sheets for each period presented.  The results of operations of the discontinued operations have been aggregated and presented as a separate line item in the condensed consolidated statement of operations for each period presented.

The following table provides the amount of cash proceeds, adjusted cost basis and gain or loss on the sale of assets and liabilities for the three and nine month periods ended June 30, 2010 and June 30, 2009, respectively:

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
	(Dollars in thousands)

Gross Proceeds From the Sale of Assets	$2,390	$4,123	$8,790	$4,123
Adjusted Cost Basis of Assets Sold	3,875	3,681	12,814	3,681
(Loss) Gain on Sale of Assets	$(1,485)	$442	$(4,024)	$442

During the three and nine months ended June 30, 2010, the Company realized a total loss of $1,485 thousand and $4,024 thousand on the sale of copyrights to one and four entertainment production titles, respectively. During the three months ended June 30, 2010, the Company sold “Qianfu.” During the nine months ended June 30, 2010, the Company sold “Dayoucun,” “True?,” “Paobu” and “Qianfu.” These copyrights were sold to unaffiliated entities based in China.

During the three and nine months ended June 30, 2009, the Company realized a gain of $442 thousand on the sale of a copyright to an entertainment production titled “Stockbrokers.” This copyright was sold to an unaffiliated entity based in China.

Assets Held for Sale

Assets held for sale at June 30, 2010 and September 30, 2009 are detailed in the table below.

	June 30,	September 30,
	2010	2009
	(Dollars in Thousands)

Cash	$157	$319
Accounts Receivable	10,744	7,441
Inventory	-	582
Prepaid Expenses	550	2,794
Property & Equipment, Net	-	46
Copyrights, Net	11,517	17,621
Goodwill	202	557
Total Assets Held for Sale	$23,170	$29,360

Liabilities held for sale at June 30, 2010 and September 30, 2009 are detailed in the table below.

	June 30,	September 30,
	2010	2009
	(Dollars in Thousands)

Accounts Payable and Accrued Expenses	$8	$3,867
Customer Deposits	-	545
Bank Loan Payable	-	863
Total Liabilities Held for Sale	$8	$5,275

The results of operations of the discontinued trading services business segment are presented in the condensed consolidated unaudited statement of operations for the three and nine month periods ended June 30, 2010 and 2009 presented below:

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
	(Dollars in thousands)

Sales	$1,117	$2,698	$8,077	$7,106
Costs of Sales	1,097	2,634	7,867	6,923
Gross Profit	20	64	210	183
Net Income (Loss)	$40	$(7)	$59	$12

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

The results of operations of the discontinued entertainment media business segment are presented in the condensed consolidated unaudited statement of operations for the three and nine month periods ended June 30, 2010 and 2009 presented below:

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
	(Dollars in thousands)

Sales	$2,453	$410	$10,455	$9,221
Costs of Sales	3,858	389	14,622	4,840
Gross (Loss) Profit	(1,405)	21	(4,167)	4,381
Net (Loss) Income	$(1,451)	$(248)	$(5,097)	$3,900

The Company is attempting to complete all divestiture activities by September 30, 2010. However, it is possible the divestiture activities may not be completed until a later date.

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

Trade accounts receivable at June 30, 2010 and September 30, 2009 consisted of the following:

	June 30, 2010	September 30, 2009
	(Dollars in Thousands)

Trade Accounts Receivable	$11,691	$8,629
Less: Allowance for Doubtful Accounts	(363)	(363)
Totals	$11,328	$8,266

The activity in the allowance for doubtful accounts for trade accounts receivable as of June 30, 2010 and September 30, 2009 is as follows:

	June 30, 2010	September 30, 2009
	(Dollars in Thousands)
Beginning Allowance for Doubtful Accounts	$363	$31
Additional Charge to Bad Debt Expense	-	332
Ending Allowance for Doubtful Accounts	$363	$363

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

In June 2010, the contracts with the three consumer goods distributors were renegotiated and the deposit to be held by the consumer goods distributors was decreased. A refund to the Company of $1,898 thousand was agreed to and had been received back by the Company in June 2010.

NOTE 6 - PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	June 30, 2010	September 30, 2009
	(Dollars in Thousands)

Computer Software & Equipment	$16,431	$9,418
Websites	27,366	13,965
Furniture & Fixtures	60	60
	43,857	23,443
Less: Accumulated depreciation and amortization	(17,758)	(12,863)
	$26,099	$10,580

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

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Amortization of Stock Based Compensation Included Within Costs of Sales	$555	$-	$1,277	$-
Amortization of Websites, Software and Hardware Included Within Costs of Sales	1,821	1,837	4,005	4,654
Amortization of Stock Based Compensation Included in Operating Expenses	968	300	2,776	949
Depreciation and Amortization Included Within Operating Expenses	6	23	16	37
Total Depreciation and Amortization	$3,350	$2,160	$8,074	$5,640

NOTE 8 - STOCKHOLDERS’ EQUITY

The Company is authorized to issue 200,000,000 shares, in aggregate, consisting of 150,000,000 shares of common stock, $0.001 par value, and 50,000,000 shares of preferred stock, $0.001 par value. The Company's Certificate of Incorporation authorizes the Board of Directors (the "Board") to determine the preferences, limitations and relative rights of any class or series of Company preferred stock prior to issuance and each such class or series must be designated with a distinguishing designation prior to issuance. As of June 30, 2010, no shares of the Company’s preferred stock and 7,444,931 shares of the Company’s common stock were issued and outstanding.

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

NOTE 9 – NONCONTROLLING INTEREST

On November 6, 2009, the Company entered into a Share Exchange Agreement (the “Agreement”) with certain shareholders of its subsidiary, Subaye.com, Inc.  Pursuant to the terms of the Agreement, the Company issued 3,408,852 shares of its common stock, with a fair market value of $46,360 thousand, in exchange for all of the outstanding shares of common stock of Subaye.com, Inc. that the Company did not already own (the “Share Exchange”). As a result of the Share Exchange, Subaye.com, Inc. and each of the wholly-owned subsidiaries of Subaye.com, Inc. effectively became wholly-owned subsidiaries of the Company.  The Share Exchange was accounted for as a change in the ownership interests of the Company with an entity under common control, in accordance with ASC 810-10-65. As a result, the value of the 3,408,852 shares issued to consummate the Share Exchange was recorded by the Company as an increase to stockholders' equity of $10,652 thousand, which represented the historical cost basis of the balance of the net assets acquired through the Share Exchange, which included significant assets as well as liabilities owed to the Company.

The following disclosure provides details regarding the change in the noncontrolling ownership interests of the Company’s subsidiaries, in accordance with ASC 810-10-55-4.

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
	(Dollars in thousands)

Net Income Attributable to Subaye, Inc.	$-	$(1,525)	$(472)	$(1,388)
Transfers from the Noncontrolling Interest
Increase in Subaye, Inc.’s Additional Paid in Capital for the Issuance of 3,408,852 Shares of Common Stock to the Shareholders of the Noncontrolling Interest	-	-	10,652	-
Change from Net Income Attributable to Subaye, Inc. and Transfers to the Noncontrolling Interest	$-	$(1,525)	$10,180	$(1,388)

NOTE 10 - INCOME TAX

United States of America

The Company and its subsidiary, Subaye.com, Inc., do not conduct business within the United States of America. Therefore, there is no provision for United States taxes and there are no deferred tax amounts.

Delaware

The Company and its subsidiary, Subaye.com, Inc. are incorporated in Delaware but do not conduct business in Delaware. Therefore, the Company and Subaye.com, Inc. are not subject to Delaware corporate income tax.

British Virgin Islands

Subaye IIP, Limited is incorporated in the British Virgin Islands and, under the current laws of the British Virgin Islands, is not subject to income taxes.

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

The provision for enterprise income tax in the PRC is $772 and $2,221 thousand for the three and nine months ended June 30, 2010. No provision for enterprise income tax in the PRC had been made the three and nine months ended June 30, 2009 due to the fact that certain subsidiaries of the Company are exempt from PRC tax based on the statutory provisions granting a tax holiday for a two year period, as stated above, specifically for the years ended September 30, 2009 and 2008, respectively.  The Company’s PRC tax holiday expired on October 1, 2009.  The following table details the aggregate effect of the tax holiday on the Company’s results of operations.

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
	(Dollars in thousands)

PRC Tax Without Consideration of Tax Holiday	$772	$1,066	$2,221	$1,848
PRC Tax Savings as a Result of Tax Holiday	$-	$1,066	$-	$1,848
Increase in Basic and Diluted Earnings Per Share as a Result of Tax Holiday	$-	$0.60	$-	$1.09

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three and nine months ended June 30, 2010 and 2009:

	Three and Nine Months Ended
	June 30, 2010	June 30, 2009
U.S. Statutory Rates	35.0%	35.0%
Foreign Income	(35.0)%	(35.0)
China and Hong Kong Tax Rates, Blended Effective Rate	18.0%	25.0
China Income Tax Exemption	0.0%	(25.0)
Effective Income Tax Rates	18.0%	0%

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

The following table summarizes the Company’s future minimum lease payments under operating lease agreements for the five years subsequent to June 30, 2010:

Twelve Months Ended June, 2011 (in thousands)	$123

The Company recognizes lease expense on a straight-line basis over the life of the lease agreement. Contingent rent expense is recognized as it is incurred. Total rent expense in continuing operations from operating lease agreements was $42 thousand and $60 thousand and $146 thousand and $100 thousand for the three and nine months ended June 30, 2010 and 2009, respectively.

Litigation

We may be involved from time to time in ordinary litigation that will not have a material effect on our operations or finances. We are not aware of any pending or threatened litigation against the Company or our officers and directors in their capacity as such that could have a material impact on our operations or finances.

NOTE 12 - RECENTLY ISSUED ACCOUNTING STANDARDS

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide information that is supplemental to, and should be read together with, the Company’s condensed consolidated financial statements and the accompanying notes contained in this Quarterly Report. Information in this Item 2 is intended to assist the reader in obtaining an understanding of the consolidated financial statements, the changes in certain key items in those financial statements from year to year, the primary factors that accounted for those changes, and any known trends or uncertainties that the Company is aware of that may have a material effect on the Company’s future performance, as well as how certain accounting principles affect the consolidated financial statements. MD&A includes the following sections:

•	Highlights and Executive Summary

•	Results of Operations—an analysis of the Company’s consolidated results of operations, for the four periods presented in the consolidated financial statements

•	Liquidity and Capital Resources—an analysis of the effect of the Company’s operating, financing and investing activities on the Company’s liquidity and capital resources

•	Off-Balance Sheet Arrangements—a discussion of such commitments and arrangements

•	Critical Accounting Policies and Estimates—a discussion of accounting policies that require significant judgments and estimates

•	New Accounting Pronouncements—a summary and discussion of the Company’s plans for the adoption of relevant new accounting standards

           The following discussion contains forward-looking statements that reflect the Company’s plans, estimates and beliefs. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Quarterly Report.

Highlights and Executive Summary

For the nine months ended June 30, 2010, the Company reported revenues of $23,368 thousand, an increase of 21.5% as compared to revenues of $19,226 thousand for the nine months ended June 30, 2009. The Company generated additional revenues for its Video Showcase Product and Cloud Product, respectively. Net income from continuing operations for the nine months ended June 30, 2010 totaled $9,493 thousand, an increase of 69.9% as compared to net income from continuing operations revenues of $5,588 thousand reported for the nine months ended June 30, 2009. The Company decreased its advertising spending by 71.5% during the nine months ended June 30, 2010 and committed a fraction of the funds previously allocated to advertising promotions to its expansion initiative to increase its sales force to service a nation-wide market in mainland China.

For the three months ended June 30, 2010, the Company reported revenues of $9,068 thousand, an increase of 32.8% as compared to revenues of $6,829 thousand for the three months ended June 30, 2009. The Company generated additional revenues for its Video Showcase Product and Cloud Product, respectively. Net income from continuing operations for the three months ended June 30, 2010 totaled $3,279 thousand, a decrease of $1,313 thousand as compared to net income from continuing operations revenues of $4,592 thousand reported for the three months ended June 30, 2009. The Company increased its advertising spending by $893 thousand and recorded a provision for income taxes of $772 thousand as compared to 2009 when no income tax expense was recorded.

Adjusted Net Income

As a result of the tax exempt status of the Company’s continuing operations, no income tax expense was recorded in the three and nine months ended June 30, 2009, respectively. The tax exemption expired as of September 30, 2009. Therefore an income tax expense is recorded for the three and nine months ended June 30, 2010, respectively. The Company also believes its profitability and specifically its cashflows from operations are not adequately apparent in its condensed consolidated financial statements due to the impact of current accounting regulations.

The Company has attempted to present adjusted financial results by subtracting an estimated income tax expense from net income from continuing operations for each period in which a tax exemption was applicable during 2009, and adding back depreciation and amortization for each period presented. The Company believes the results of operations for each period presented are more comparable and better reflect the Company’s substantial cash profits and year over year revenue and adjusted net income growth, respectively.  The tables below provide the adjusted net income from continuing operations and adjusted net income from continuing operations per basic common share.

Adjusted net income from continuing operations is calculated as follows:

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
	(Dollars in thousands)

Net Income From Continuing Operations	$3,279	$4,592	$9,493	$5,588
Add: Amortization of Computer Software and Hardware	937	441	2,156	2,346
Add: Amortization of Websites	884	970	1,849	1,882
Add: Amortization of Stock Based Compensation	1,523	300	4,053	949
Add: Depreciation Included in Operating Expenses	6	5	16	19
Add: Income Taxes	772	-	2,221	-
Adjusted Net Income From Continuing Operations	$7,401	$6,308	$19,788	$10,784

Adjusted net income from continuing operations per basic common share is calculated as follows:

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
	(Dollars in thousands)

Net Income From Continuing Operations Per Basic Common Share	$0.44	$2.58	$1.45	$3.28
Add: Amortization of Computer Software and Hardware	0.13	0.25	0.33	1.38
Add: Amortization of Websites	0.12	0.54	0.28	1.11
Add: Amortization of Stock Based Compensation	0.20	0.17	0.62	0.56
Add: Depreciation Included in Operating Expenses	0.00	0.00	0.00	0.01
Add: Income Taxes	0.10	0.00	0.34	-
Adjusted Net Income From Continuing Operations Per Basic Common Share	$0.99	$3.54	$3.02	$6.34

The following tables are key performance indicators utilized by management for internal decision making. We believe these performance indicators are likely also important for our shareholders to consider.

Nine Months Ended June 30, 2010

Revenues Growth Rate	21.5%
Adjusted Net Income Growth Rate	83.5%
Net Income From Continuing Operations Growth Rate	69.9%
Gross Margin	74.4%
Continuing Operations Net Margin	40.6%

Three Months Ended June 30, 2010

Revenues Growth Rate	32.8%
Adjusted Net Income Growth Rate	17.3%
Net Income From Continuing Operations Growth Rate	(28.6)%
Gross Margin	69.7%
Continuing Operations Net Margin	36.2%

Results of Operations

For theNine Months Ended June 30, 2010 Compared to the Nine Months Ended June 30, 2009

(In Thousands, Except per Share Data)

	2010	2009
Revenues	$23,368	$19,226
Costs of Sales	5,971	4,258
Gross Profit	17,397	14,968
Total Operating Expenses	5,683	9,380
Income From Continuing Operations Before Income Taxes	11,714	5,588
Provision for Income Taxes	(2,221)	-
Income From Continuing Operations	$9,493	$5,588
(Loss) Income from Discontinued Operations	(5,038)	1,807
Net Income	$4,455	$7,395
Net Income Attributable to the Noncontrolling Interest	(472)	(1,388)
Net Income Attributable to Subaye	$3,983	$6,007
Basic Earnings Per Share, Continuing Operations	$1.45	$3.28
Diluted Earnings Per Share, Continuing Operations	$1.43	$3.28
Basic (Loss) Earnings Per Share, Discontinued Operations	$(0.77)	$1.06
Diluted (Loss) Earnings Per Share, Discontinued Operations	$(0.77)	$1.06

Revenues

Revenues for the nine months ended June 30, 2010 were $23,368 thousand as compared to $19,226 thousand for the nine months ended June 30, 2009. The increase of $4,142 thousand, or 21.5%,was due to the increase in revenues from both the Video Showcase Product and the Cloud Product. Video Showcase Product revenues for the nine months ended June 30, 2010 increased to $18,330 thousand as compared to $15,716 thousand for the nine months ended June 30, 2009, an increase of $2,614 thousand, or 16.6%, over the same period a year ago. Cloud Product revenues increased to $5,038 thousand for the nine months ended June 30, 2010 as compared to $3,510 thousand for the nine months ended June 30, 2009, an increase of 43.5%. The Company’s paying customers for the Video Showcase Product increased to 34,382 as of June 30, 2009, a 112.1% increase over the paying customers as of September 30, 2009. However, much of the growth in membership occurred in the four months ended June 30, 2010. The Company recognizes revenues on a pro-rata daily basis. In recent months the Company’s paying membership growth has increased substantially. There is an inherent lag in the recognition of the additional revenues resulting from the Company’s accounting policy for recognizing revenues on a pro-rata daily basis.

Costs of Sales

Costs of sales for the nine months ended June 30, 2010 were $5,971 thousand as compared to $4,258 thousand for the nine months ended June 30, 2009.  The increase of $1,713 thousand, or 40.2%, was primarily due to additional costs of sales associated with the stock based compensation to the Company’s new Agents in certain Chinese provinces. Stock based compensation included in costs of sales was $1,277 thousand and $0 for the nine months ended June 30, 2010 and 2009, respectively. Depreciation and amortization of websites, software and hardware totaled $4,005 thousand and $4,654 thousand for the nine months ended June 30, 2010 and 2009, respectively.

Gross Margin

The Company’s gross margin was 74.4% and 77.9%, respectively, for the nine months ended June 30, 2010 and 2009.

Operating Expenses

Operating expenses for the nine months ended June 30, 2010 amounted to $5,683 thousand as compared to $9,380 thousand for the nine months ended June 30, 2009.  The decrease of $3,697 thousand or 39.4% was primarily due to the curtailing of advertising costs during the nine months ended June 30, 2010.  During the nine months ended June 30, 2010, the Company incurred $2,000 thousand in advertising costs for a marketing promotion while during the nine months ended June 30, 2009, the Company incurred approximately $6,737 thousand for a one-time marketing promotion. Other selling, general and administrative expenses increased 61.8% for the nine months ended June 30, 2010 as compared to the nine months ended June 30, 2009.

Provision for Income Taxes

Provision for income taxes was $2,221 thousand and $0 for the nine months ended June 30, 2010 and 2009, respectively. The Company’s continuing business operations are estimated to be subject to PRC and Hong Kong income taxes of approximately 18% for the nine months ended June 30, 2010. For the nine months ended June 30, 2009, the Company’s continuing business operations were not subject to any income taxes due to a PRC tax holiday and minimal operations in Hong Kong.

Net Income

Net income for the nine months ended June 30, 2010 was $4,455 thousand as compared to $7,395 thousand for the nine months ended June 30, 2009.  Net income from continuing operations was $9,493 thousand and $5,588 thousand for the nine months ended June 30, 2010 and 2009, respectively. Net (loss) income from discontinued operations was $(5,038) and $1,807 thousand for the nine months ended June 30, 2010 and 2009, respectively.

Basic and Diluted Income per Share for Continuing Operations

The Company’s basic net income per share for continuing operations was $1.45 and $3.28 for the nine months ended June 30, 2010 and 2009, respectively.

The Company’s diluted net income per share for continuing operations was $1.43 and $3.28 for the nine months ended June 30, 2010 and 2009, respectively. A total of 170,200 shares of common stock are potentially issuable upon the exercise of stock warrant or stock option agreements as of June 30, 2010.

Basic and Diluted (Loss) Income per Share for Discontinued Operations

The Company’s basic net (loss) income per share for discontinued operations was $(0.77) and $1.06 for the nine months ended June 30, 2010 and 2009, respectively.

The Company’s diluted net (loss) income per share for discontinued operations was $(0.77) and $1.06 for the nine months ended June 30, 2010 and 2009, respectively. A total of 170,200 shares of common stock are potentially issuable upon the exercise of stock warrant or stock option agreements as of June 30, 2010.

The following tables set forth key components of the Company’s results of operations for the three months ended June 30, 2010 and June 30, 2009, respectively.  All numbers referenced herein are “in thousands”.

For the Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009
(In Thousands, Except per Share Data)

	2010	2009
Revenues	$9,068	$6,829
Costs of Sales	2,745	1,415
Gross Profit	6,323	5,414
Total Operating Expenses	2,272	822
Income From Continuing Operations Before Income Taxes	4,051	4,592
Provision for Income Taxes	(772)	-
Income From Continuing Operations	$3,279	$4,592
Loss from Discontinued Operations	(1,411)	(326)
NetIncome	$1,868	$4,266
Net Income Attributable to the Noncontrolling Interest	-	(1,525)
Net Income Attributable to Subaye	$1,868	$2,741
Basic Earnings Per Share, Continuing Operations	$0.44	$2.58
Diluted Earnings Per Share, Continuing Operations	$0.43	$2.58
Basic (Loss) Earnings Per Share, Discontinued Operations	$(0.19)	$(0.18)
Diluted (Loss) Earnings Per Share, Discontinued Operations	$(0.19)	$(0.18)

Revenues

Revenues for the three months ended June 30, 2010 were $9,068 thousand as compared to $6,829 thousand for the three months ended June 30, 2009. The increase of $2,239 thousand, or 32.8%,was due to the increase in revenues from both the Video Showcase Product and the Cloud Product. Video Showcase Product revenues for the three months ended June 30, 2010 increased to $7,164 thousand as compared to $5,659 thousand for the three months ended June 30, 2009, an increase of $1,505 thousand over the same period a year ago, representing an increase of 26.6%. Cloud Product revenues increased to $1,904 thousand for the three months ended June 30, 2010 as compared to $1,170 thousand for the three months ended June 30, 2009, an increase of 62.7%. The Company’s paying customers for the Video Showcase Product increased to 34,382 as of June 30, 2010, a 56.1% increase over the paying customers as of March 31, 2010. The Company recognizes revenues on a pro-rata daily basis. In recent months the Company’s paying membership growth has increased substantially. There is an inherent lag in the recognition of the additional revenues resulting from the Company’s accounting policy for recognizing revenues on a pro-rata daily basis.

Costs of Sales

Costs of sales for the three months ended June 30, 2010 were $2,745 thousand as compared to $1,415 thousand for the three months ended June 30, 2009.  The increase of $1,330 thousand, or 94.0%, was primarily due to additional costs of sales associated with the stock based compensation to the Company’s new Agents in certain Chinese provinces. Stock based compensation included in costs of sales was $555 thousand and $0 for the three months ended June 30, 2010 and 2009, respectively. Depreciation and amortization of websites, software and hardware totaled $1,821 and $1,837 for the three months ended June 30, 2010 and 2009, respectively.

Gross Margin

The Company’s gross margin was 69.7% and 79.3%, respectively, for the three months ended June 30, 2010 and 2009, respectively.

Operating Expenses

Operating expenses for the three months ended June 30, 2010 amounted to $2,272 thousand as compared to $822 thousand for the three months ended June 30, 2009.  The increase of $1,450 thousand or 176.4% was primarily due to increased advertising costs during the three months ended June 30, 2010.  During the three months ended June 30, 2010, the Company incurred $1,000 thousand in advertising costs for a marketing promotion while during the three months ended June 30, 2009, the Company incurred only $110 thousand for internet advertising promotions. Other selling, general and administrative expenses increased 78.2% for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009.

Provision for Income Taxes

Provision for income taxes was $772 thousand and $0 for the three months ended June 30, 2010 and 2009, respectively. The Company’s continuing business operations are estimated to be subject to PRC and Hong Kong income taxes of approximately 18% for the three months ended June 30, 2010. For the three months ended June 30, 2009, the Company’s continuing business operations were not subject to any income taxes due to a PRC tax holiday.

Net Income

Net income for the three months ended June 30, 2010 was $1,868 thousand as compared to $4,266 thousand for the three months ended June 30, 2009.  Net income from continuing operations was $3,279 thousand and $4,592 thousand for the three months ended June 30, 2010 and 2009, respectively. Net loss from discontinued operations was $(1,411) and $(326) thousand for the three months ended June 30, 2010 and 2009, respectively.

Basic and Diluted Income per Share for Continuing Operations

The Company’s basic net income per share for continuing operations was $0.44 and $2.58 for the three months ended June 30, 2010 and 2009, respectively.

The Company’s diluted net income per share for continuing operations was $0.43 and $2.58 for the three months ended June 30, 2010 and 2009, respectively. A total of 170,200 shares of common stock are potentially issuable upon the exercise of stock warrant or stock option agreements as of June 30, 2010.

Basic and Diluted Los per Share for Discontinued Operations

The Company’s basic net loss per share for discontinued operations was $(0.19) and $(0.18) for the three months ended June 30, 2010 and 2009, respectively.

The Company’s diluted net loss per share for discontinued operations was $(0.19) and $(0.18) for the three months ended June 30, 2010 and 2009, respectively. A total of 170,200 shares of common stock are potentially issuable upon the exercise of stock warrant or stock option agreements as of June 30, 2010.

Liquidity and Capital Resources

As of June 30, 2010, the Company’s current assets were $43,967 thousand and current liabilities were $5,113 thousand. Cash and cash equivalents totaled $2,082 thousand as of June 30, 2010. The Company’s shareholders’ equity at June 30, 2010 was $64,953 thousand. The Company had cash provided by operating activities for the nine months ended June 30, 2010 and 2009 of $15,130 thousand and $2,711 thousand, respectively. The Company had net cash used in investing activities of $13,803 thousand and $0thousand for the nine months ended June 30, 2010 and 2009, respectively. During the nine months ended June 30, 2010, the Company incurred $6,850 thousand in fees paid to a contractor to begin development work on a video search software application. The remaining balance was used to purchase new computer software licenses and computer hardware related to the Cloud Product. The Company had net cash provided by (used in) discontinued operations of $956 thousand and $(2,598) thousand for the nine months ended June 30, 2010 and 2009, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that will have a current or future effect on our financial condition and changes in financial condition during the fiscal year ending September 30, 2010.

Protection of Intellectual Property

As of June 30, 2010, the Company held $11,517 thousand in copyrights covering programming rights for movies, internet broadcasts, DVDs and television programming originally created in the PRC. These assets are included within the Company’s balance sheets as Assets Held for Sale. The Company cannot guarantee that if a competitor or anyone else were to commence litigation against the Company, the Company would be able to adequately defend the Company’s position and retain ownership and value in the intellectual property.

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

Dividends

The Company does not expect to pay dividends for the foreseeable future.

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

4. CONTROLS AND PROCEDURES

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the nine months ended June 30, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

In light of the material weaknesses described below, we performed additional analysis and other post closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the followingthree material weaknesses which have caused management to conclude that, as of June 30, 2010, our disclosure controls and procedures were not effective, including (i) the number of audit adjustments recorded for the fiscal year ended September 30, 2009 and 2008, (ii) a lack of segregation of duties, and (iii) weaknesses related to document control.

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

ITEM 1A.  RISK FACTORS

As of the date of this filing, except for the addition of the specific risk factor below, there have been no material changes from the risk factors previously disclosed in our “Risk Factors” in the Form 10-K for the period ended September 30, 2009. An investment in our common stock involves various risks. When considering an investment in our common stock, you should consider carefully all of the Risk Factors described in our most recent Form 10-K. These risks and uncertainties are not the only ones facing us and there may be additional matters that we are unaware of or that we currently consider immaterial. All of these could adversely affect our business, financial condition, results of operations and cash flows and, thus, the value of an investment in our Company.

We may be unsuccessful in our attempt to sell our PRC entertainment business or the individual assets that make up the PRC entertainment business.

At the time that the Company decided to discontinue its entertainment media business segment, the Company was left with $15,413 thousand of intellectual property, namely copyrights to PRC entertainment assets.  The Company is attempting to sell these assets and has been successful selling similar assets in the past. However, the Company can not be certain that it will be able to sell these assets for the full current carrying value of the assets or that any transaction whereby credit is offered to potential purchasers of the assets will be free from default risk. If we are unable to sell such assets, it could negatively impact the Company’s finances.

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

SUBAYE, INC.

Date: August 16, 2010	By:	/s/ Zhiguang Cai
Zhiguang Cai Chief Executive Officer and President (Principal Executive Officer)

Date: August 16, 2010	By:	/s/ James T. Crane
James T. Crane Chief Financial Officer (Principal Financial and Accounting Officer)