Form 10-Q/A
period 2009-12-31
SUBAYE, INC.
filed 2010-08-25
CIK 1139570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q/A

Amendment No. 1

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

 TABLE OF CONTENTS

Explanatory Note

This Amendment No. 1 to Quarterly Report on Form 10-Q (this “Amendment”) amends the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009 that was originally filed on February 16, 2010 (the “Original Form 10-Q”). This Amendment is being filed to provide (i) revised additional details and disclosures under Item 4T. Controls and Procedures, (ii) revised Exhibits 31.1 and 31.2, (iii) an additional disclosure for the accounting policy for website development costs in Note 2 and (iv) additional disclosures related to the fair value of consideration given in exchange for the minority interest shareholdings of the Company’s subsidiary, Subaye.com, Inc., in Note 10 to the financial statements that were included with the Original Form 10-Q.  No other changes have been made to the Form 10-Q by this Amendment. This Form 10-Q/A speaks as of the original filing date of the Original Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Original Form 10-Q.

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

Website Development Costs

The Company follows ASC 350-50, Website Development Costs, which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites. Under ASC 350-50, costs related to certain website development activities are expensed as incurred (such as planning and operating stage activities). Costs relating to certain website application and infrastructure development are generally capitalized, and are amortized over their estimated useful lives.  Since the Company's inception in January 2005, the Company has not capitalized any costs incurred in website development.  All costs have been expensed as incurred.  The Company has capitalized the cost of acquiring the www.subaye.com website from an unaffiliated third party and capitalized other websites acquired by the Company’s other subsidiaries that previously acquired websites from unaffiliated third parties.

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
Transfers (to) from the Noncontrolling Interest
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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified three material weaknesses which have caused management to conclude that, as of December 31, 2009, our disclosure controls and procedures were not effective, including (i) the number of audit adjustments recorded for the fiscal year ended September 30, 2009 and 2008, (ii) a lack of segregation of duties, and (iii) weaknesses related to document control.

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

SUBAYE, INC.

Date: August 25, 2010	By:	/s/ Zhiguang Cai
Zhiguang Cai Chief Executive Officer and President (Principal Executive Officer)

Date: August 25, 2010	By:	/s/ James T. Crane
James T. Crane Chief Financial Officer (Principal Financial and Accounting Officer)