Form 10-K
period 2010-09-30
SUBAYE, INC.
filed 2010-12-23
CIK 1139570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-62236

SUBAYE, INC.
(Exact name of registrant as specified in its charter)

Delaware	35-2089848
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)
9/F., Beijing Business World, 56 East Xinglong Street, Chongwen District, Beijing, China 100062 (Address of principal executive offices)

(86) 20 3999 0266 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	Nasdaq Global Market Stock Exchange, Inc.

Securities registered pursuant to section 12(g) of the Act:
Not applicable

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
☐  Yes  ☑  No

Revenues for the year ended September 30, 2010: $39,141,000

Based on the closing prices of the Registrant’s common stock on the last business day of the Registrant’s most recently completed second quarter, which was March 31, 2010, the aggregate market value of the registrant’s voting common stock (based on a closing price of $15.27) held by non-affiliates was approximately $41,576,000.  For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of December 22, 2010, the registrant had 9,374,916 * shares of its common stock issued and outstanding.

*The number of shares outstanding reflects a 100 to 1 reverse split of the registrant’s common stock, effectuated on October 23, 2009.  Figures referring to shares of the registrant’s common stock in this Form 10-K for the reporting periods ending September 30, 2010 and September 30, 2009, respectively, are provided on a post-reverse split basis.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its fiscal 2010 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the Registrant’s fiscal year ended September 30, 2010, are incorporated by reference in Part III of this Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10- K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

TABLE OF CONTENTS

PART I

Item 1. Business

Overview

Subaye, Inc. (“Subaye,” the “Company” or “we”) is a leading provider of online business services in China. We offer our bundled cloud product (“BCP”) to small-to-medium sized enterprises (“SMEs”) in the People’s Republic of China (“China” or the “PRC”).

For the year ended September 30, 2010, the Company’s revenues increased 46.4% to $39.1 million as compared to $26.7 million for the year ended September 30, 2009. Net loss from continuing operations before income taxes totaled $7.9 million for 2010 as compared to net income of $8.6 million for 2009. Cash flows provided by operations totaled $3.6 million for 2010 as compared to $9.0 million for 2009.

We were incorporated in Indiana in January 1997 and re-domiciled to Delaware in 2005. Between January 1997 and February 2010 we operated various business models and maintained numerous product offerings, including our online video marketing product (“Online Video”). Our primary web property, www.subaye.com, was initially launched in October 2006. Online Video was offered through www.subaye.com and generated revenue growth for the fiscal years ended September 30, 2009 and 2008 of 181% and 23.4%, respectively, and was also able to generate very strong gross and net margins for each of our four fiscal years ending after its initial launch in 2006. Revenue growth for the eleven months ended August 31, 2010 was approximately 11.2%.

In October 2008, we made an initial investment in our first collaboration relationship management (“CRM”) product (the “Cloud Product”). This software was originally developed by a Fortune 100 company in the United States of America (“U.S.”). We completed minor localization revisions to the software with the intent of ensuring the software was user-friendly to our potential Chinese customers. Revenue growth for the Cloud Product was 68.2% for the eleven months ended August 31, 2010. During 2010 and 2009 we began focusing our business planning on cloud computing and committed to launching our second generation cloud computing product.

During 2010, we acknowledged the growth prospects of our Cloud Product were greater than that of Online Video. In July 2010, the second generation cloud computing product was completed. On September 1, 2010, we fully committed to one business model focused entirely on the second generation cloud computing product we now refer to as the BCP. We no longer offer Online Video as a separate product. We now offer Online Video as a core component of our BCP. We market our BCP to our customers in China under the “eNabler 2.0” brandname. The eNabler 2.0 is a CRM software. eNabler 2.0 includes numerous improvements and localized enhancements which were completed in July 2010. Online Video and the Cloud Product included many web-based business development-focused management tools. Customers were able to utilize a video management and “video shuffling” module, a business lead tracking module, and an advertising campaign budgeting module, among others. The BCP is an enhanced and more robust product than we had previously provided our customers. We believe our BCP has the potential to generate revenue growth at a far faster rate than Online Video, and is potentially a higher margin business than Online Video. We also believe the demand for cloud computing products potentially represents the single most significant market opportunity of all internet-based businesses in China in the next several years. During 2010, we expanded our business operations from our primary market of Guangdong Province to a total of twenty two (22) markets within China as of September 30, 2010. We believe we can continue to grow at a significant pace as a result of maintaining a high quality product offering in a product space and geographic area that is exhibiting signs of significant growth in the years ahead.

According to a May 2010 report entitled “China’s Pragmatic Path to Cloud Computing” issued jointly by the Accenture Institute for High Performance and the Chinese Insitute of Electronics, “Cloud computing is coming to China. It may not be coming quite as fast as it is to other parts of the world, owing especially to China’s cautious, pragmatic approach to this new technology. But the Chinese are likely to make up for any lag time quickly…while the challenges and risks are real, cloud computing also has the potential not only to cut IT costs dramatically but even to transform how business is conducted.” Source: China’s Pragmatic Path to Cloud Computing, Accenture Institute for High Performance, May 2010

Cloud Computing

Cloud computing combines today’s extraordinary computing power with a new level of flexibility and user efficiency. Cloud computing allows a user, wherever they may be, to obtain computing capabilities and access specific data of interest to them, through the Internet, from a remote location at any time. We believe cloud computing will soon change the way enterprise computing is conducted in China. We believe SMEs understand that they no longer need to create and maintain their own internal infrastructure of computer servers, storage systems, network devices, and purchase operating system software in order to operate their businesses. The entire enterprise computer infrastructure can be managed by third parties who specialize in outsourced computer infrastructure management for enterprises. A CRM product will suffice and will increase employee productively while decreasing overall computing costs for a typical enterprise.

We also believe, with the availability of CRM products, that businesses in China can begin to operate on a broader scale and throughout a certain market, whether a certain city or a certain province within China, and potentially can operate throughout the entire country. Businesses that operate on a nation-wide basis in China are currently very rare. We believe the availability of CRM products will change this dynamic. CRM users can all generally share and routinely access CRM solutions through an internet connection. These abilities will potentially create new and powerful business models and further drive economic growth in China.

Cloud computing is generally segregated into three classes of products as described below:

SAAS – software as a service, generally describes the hosting of computer software applications on remote computer servers that are accessed remotely at any time by a user through an internet connection as opposed to the user running the computer software on their own computer hardware directly, as is traditionally the case;

PAAS – platform as a service, generally describes an online service that is used to create, test and host computing applications whereby the user can access the platform to complete their work at any time through an internet connection as opposed to the user working with computer applications running on their own computer hardware directly, as is traditionally the case;

IAAS – infrastructure as a service, generally describes a system used to process and store data at a remote location whereby the user can acess the data and process data at any time from anywhere as opposed to having the data and the computer applications needed to process and store the data running on their own computer hardware directly, as is traditionally the case.

There are several key technologies that have allowed cloud computing to be embraced by enterprises on a global scale in recent years. These technologies are inclusive but not limited to the following:

Virtualization – a way to run more applications or store more data on fewer computers
Grid computing – programming and networking which divides processing among computers; resulting in increased computing speed and scalability
Broadband internet – enables vast amounts of data to quickly travel over the internet
Web 2.0 – applications and technologies that make the Internet a vehicle for collaboration
Service-oriented architecture – design systems to act like interconnected services

Cloud Computing in China

Market research related to the cloud computing industry in China are wide-ranging. Springboard Research projected 56% growth in the cloud computing industry in China, such that the industry would reach $171 million by the end of 2010. IDC estimated $17.4 billion was spent on cloud computing worldwide in 2009. China has been slow to adopt cloud computing as compared to the rest of the world. Springboard Research’s projection suggests that less than 1% of the total global cloud computing industry is in China.

CCW Research stated that they expect the cloud computing market in China will reach approximately $9 billion (61.3 billion RMB) by 2013.

Chinese organizations that are interested in cloud services have fewer choices than in other countries. Elsewhere, a few large global vendors have begun to roll out a wide range of cloud services, and are on the way to establishing themselves as first tier suppliers. But in China, the same global firms are less visible. They are establishing themselves through partnerships with local development agencies, companies and universities. Few domestic firms have ventured into cloud computing, and their offerings are primarily focused on SaaS.

Our BCP

Our BCP is similar to other cloud computing products in that it uses Internet-based computing, storage and connectivity technology to deliver a variety of different services to our customers. We developed our BCP to be an easy-to-use solution that can be deployed rapidly to our customers, customized easily and potentially integrated with other computer software applications. We understand that our customers have a variety of needs and our customers cannot afford to be delayed in conducting business for reasons such as a lack of access to key data at a critical moment. We also understand that our customers in China generally have many hundreds or thousands of employees and these employees’ needs cannot always be met with a traditional local hardware-based solution. We believe our customers can increase the individual productivity of each of their employees and can do so at a lesser cost than traditional enterprise software and hardware solutions.

We market our BCP to SMEs on a monthly non-contractual subscription basis, primarily through our direct sales efforts as well as through selected third party agencies in China.

The primary advantages of our BCP include:

Lower cost and fixed cost solution to the computing needs of every SME. Our customers can achieve significant upfront savings and significant long term savings as compared to the alternative solutions to our BCP, such as a traditional enterprise software and hardware solution. Customers benefit from a fixed cost structure for all of their significant computing needs. All upgrades to our BCP are included in our fee structure and are completed on our servers and are thus available to our customers on a real time basis as soon as we install and launch an update on our servers. Customers are not burdened by periodic system upgrades to their own computer hardware or computer software.

Secure, scalable and reliable Internet platform. The Internet is used to deliver our services to our customers. In recent years the quality of the Internet within China has dramatically improved. We believe we can provide our customers with high levels of performance, reliability, and data security. We believe our customers can continue to utilize our BCP as they grow their businesses. We believe our BCP is viable solution for all SMEs. Our target market is not just a specific segment or industry classification within the SME market within China.

Immediate activation of services. Our BCP is activated immediately upon our customer providing verbal or written acceptance of our fee structure and payment terms. Our BCP customers do not spend their time procuring, installing and maintaining servers, data storage, networking components, computer and Internet security products, or other computer hardware and software necessary to maintain a functional enterprise computer network.

Commitment to innovation. We understand that the success of our BCP will largely depend on the quality of the BCP and that without constant updating of the technology and web interface associated with our BCP, we will be at a disadvantage as compared to our competitors. As a result, we employ a team of approximately 40 computer engineers who are focused on tracking technology developments and ensuring that our web properties are updated and functioning at the leading edge of technology as it relates to the business that we operate.

Intuitive solution. Our BCP was designed to be user friendly such that an individual can utilize the BCP offerings easily and with little training or phone support from us. We believe our BCP is a fully localized product offering that contains many user interface features that are likely familiar to our Chinese customers such that the training and potential phone support related to the initial use of our BCP by a new customer should be minimal. We conduct customer surveys to gauge their experiences with our BCP in order to continue to seek new ways to improve our BCP.

“Sticky” solution. We believe our BCP is a solution that offers our customers a chance to fully embrace the online experience with our BCP and commit time and effort towards the process of fully utilizing the BCP. Additionally, as customers continue to rely on and use our BCP, we believe the databases they develop and customer-specific modifications they make to their customer and business data will ensure that our customers continue to use our BCP absent any significant reasons or motivations to discontinue the use of our BCP. As a result, we believe we have a revenue stream associated with the BCP that is insulated from large scale customer defections or extreme and sudden decreases in revenues and net profits.

Our Strategy

Our primary objective is to be the leading provider of CRM products in China.

Key elements of our strategy include:

Aggressive expansion. We believe that our BCP can provide significant value for SMEs. We began our expansion outside of Guangdong Province in 2010. We will continue these expansion efforts and will seek out customers of all sizes, primarily through our direct sales force. We have recently completed an aggressive expansion of our internal sales force and will look to further increase the size of our sales force in order to meet the demands of the various specific markets in China that we now operate in. We intend to develop additional distribution channels and joint ventures related to our BCP.

Continuing to support the industry transformation to cloud computing. We believe that the market transformation to cloud applications and platforms is a growing trend in the information technology industry. In recent years cloud computing has been recognized as achieving record growth in other markets, namely in the U.S. We believe China will be one of the next markets to aggressively adopt cloud computing and could represent the largest potential market in the world for cloud computing due to China’s status as the largest base of Internet users in the world and also because of China’s robust economic growth. We enable customers of all sizes to benefit from the capabilities of enterprise software applications. We believe we can establish a leadership position in China’s enterprise cloud computing industry.

Strengthening our existing CRM applications and extending into new functional areas within CRM. We designed our service to easily accommodate new features and functions. We intend to continue to add CRM features and functionality to our core service that we will make available to customers at no additional charge. We will likely enhance our CRM offering again by offering advanced editions for an additional subscription fee to customers that require enhanced CRM capabilities.

Operations

Our employees, including senior management, conduct our operations primarily out of our office in Panyu City, Guangdong Province, China. We also operate our headquarters and sales office in Beijing, China, and have senior executive officers based in Shanghai, China.

We currently serve our customers from our data center hosting facilities located in Guangzhou City, Guangdong Province, China. In 2011 we expect to add additional data centers in other primary market locations. These locations have yet to be determined as of the date of this annual report. However, considerations such as the potential local market size, the data transmission speeds between locations we are active within, as well as the estimated costs to operate the data centers, will be utilized to determine the location of our future data centers.

Our facilities in Guangzhou City are secured by an electronic security system and only a few employees of the Company have access to the data center hardware and software applications. The data center includes on-site backup generators. As part of our current disaster recovery arrangements, all of our customers’ data is currently replicated in near real-time. We are protecting our customers’ data and ensuring service continuity in the event of a major disaster. Even with the disaster recovery arrangements, our service could be interrupted.

In addition we have a data center in Panyu City, Guangdong Province, China. This data center is primarily for internal information, business development and quality assurance tasks.

Sales Strategy

Direct sales. We sell subscriptions to our service primarily through our direct sales force comprised of inside sales, which consists of personnel that sell to customers primarily by phone, and field sales personnel, that are primarily based in geographic territories comprising customers and prospects. Both our inside sales and field sales personnel are supported by telesales representatives who are primarily responsible for generating qualifying leads. Our small business, general business and enterprise account executives and account managers focus their efforts on SMEs in China.

Indirect sales. We have a network of customer relationship agents (the “Agents”) who manage specific markets for us and conduct business development efforts on our behalf within these markets. As of September 30, 2010, this network included Agents in twenty two (22) markets within China. In return, we are contractually obligated to pay these partners a fee equal to 30% of the revenues generated by the customers within the market managed by the Agent. These fees are classified as a reduction of revenues within our financial statements and are recorded on a monthly basis as each individual unit of revenue is generated from a customer.

Marketing Strategy

Our marketing strategy is to continue to reach out to potential new customers in new markets, develop and strengthen our local contacts within each market and increase our brand awareness throughout China. We use a variety of marketing programs to achieve these goals.

Our primary marketing activities include:
•	local press releases and public relations actions focused on the widespread distribution of significant news related to the BCP or the Company itself;
•	attendance at local government events, trade shows and industry or specific business events;
•	development and support for localized industry and business-centric social networking websites sponsored by Subaye or benefitting Subaye or its business partners in some way;
•	email and direct mail campaigns to generate business leads;
•	use of sales tools and internally developed materials, some of which are created using our video marketing expertise; and
•	search engine marketing and online advertising.

Customer Service

Our customer service team responds to both general and technical inquiries from our customers or potential customers that generally relate to products use issues or basic product training and user interface related questions. Our customer service inquiries are processed through the phone, email and through web-based chat.

A customer service is available to all of our customers during business hours at no charge.

Customers

Subaye’s customers consist of SMEs in China. SMEs have been utilizing Subaye’s Video Online and Cloud Product historically and, as of September 1, 2010, the SMEs began utilizing the BCP. As of September 30, 2010, the Company’s customer base consisted of 13,531 SMEs, most of whom operate their businesses in Guangdong Province, China.

Intellectual Property

We invest regularly in computer software and computer hardware applications, and Internet-based applications, including our BCP, our www.subaye.com website and a variety of other web-based properties that are operated or in the process of being developed to augment our primary www.subaye.com website.

Research and Development

We incurred research and development expenses for the years ended September 30, 2010 and 2009 of $237 thousand and $118 thousand, respectively. The Company’s primary research and development activities involve website and software development, which the Company has historically always outsourced to third party providers in Guangdong Province, China.

Personnel

As of September 30, 2010 and 2009, we had a total of 1,539 and 311 employees, respectively. The chart below provides a general breakout of our employee ranks as of each of the two most recent fiscal years.

	As of September 30,
	2010	2009
Management and Administrative	63	51
Research and Development	71	48
Sales and Marketing	1,405	212

Total Employees	1,539	311

Competition

We expect the market for enterprise CRM to become highly competitive within China in 2011. We expect to see new competition and significant investment in CRM. However, most of our potential SME customers have invested substantially in order to implement and integrate a traditional enterprise software into their business operations. As a result, they may be reluctant or unwilling to transition to an enterprise cloud computing application service. Additionally, SMEs may not believe a transition to a CRM will be as smooth and effortless as is generally the case.

We compete with vendors of packaged CRM software, whose software is installed by the customer directly, and companies offering on-demand CRM applications available through the Internet. Our current principal competitors in China include:

Name	Type of Product	Description of Product

21 Vianet	IAAS	Data center service provider
800Apps	SAAS	Start-up provides CRM services
Alisoft (Alibaba)	SAAS	CRM, sales force management, inventory management, financial and marketing information management service
China Mobile	PAAS	Mobile Internet cloud services
CNSaaS.com	SAAS	Joint venture uses Microsoft SAAS technology
eAbex	SAAS	Management software and e-business services
Infobird	SAAS	Call center systems and service provider partnering with Dell to provide cloud-based services
Jingoal	SAAS	Management software and service provider
Lenovo	SAAS	SaaS services, cloud-based storage, thin-client PCs for cloud computing
Sogou.com	SAAS	Free cloud-based input service for entering Chinese pinyin
Wecoo.com	SAAS	Online marketing and management services
Xtools	SAAS	CRM
Youshang.com	SAAS	Online management e-business services
Yoyo Systems	PAAS	Has cloud R&D centers in China and US

We also compete with global technology providers who offer alternative solutions to cloud computing products. We also anticipate most of these global technology providers will eventually enter the cloud computing market in China if they have not already done so. However, for a variety of reasons including Chinese Internet regulations and security and privacy concerns, we anticipate these global technology providers will not compete directly with us. It is more likely that these global technology providers will look to partner with Chinese companies in order to develop their business within the cloud computing industry in China. A selected list of these global technology providers is provided below:

•	enterprise software application vendors including Google, Microsoft Corporation, Oracle Corporation, and SAP AG;
•	on-demand CRM application service providers such as Microsoft Corporation, NetSuite, Inc., Oracle Corporation, RightNow Technologies, Inc. and SAP AG.;
•	enterprise application service providers including IBM Corporation and Oracle Corporation; and
•	traditional platform development environment companies, including established vendors, such as IBM Corporation, Microsoft Corporation, and Oracle Corporation.

We believe that as enterprise software application and platform vendors shift more of their focus to cloud computing, they will be a greater competitive threat.

We believe the principal competitive factors in our market include the following:

•	proven track record of customer success;
•	speed and ease of implementation, transition from traditional enterprise computer solutions;
•	product functionality and quality;
•	financial stability and viability of the vendor;
•	product adoption;
•	ease of use and rates of user adoption;
•	low total cost of ownership and demonstrable cost-effective benefits for customers;
•	performance, security, scalability, flexibility and reliability of the service;
•	ease of integration with existing applications;
•	quality of customer support;
•	availability and quality of implementation, consulting and training services; and
•	vendor reputation and brand awareness.

Corporate Structure

Our corporate structure is illustrated by the chart below.

Government Regulation

Overview

Substantially all of our operations are, and will be, based in China. Accordingly, our business is subject to extensive regulations by the Chinese government. These regulations govern a wide range of areas including, among others, Internet advertising, Internet video and Internet content provider (“ICP”) licenses. In addition, our operations are subject to general regulations in China without industry-specific requirements, such as foreign investments, foreign exchange control, and taxation.

We incur significant costs to operate our business and monitor our compliance with these laws, regulations, and rules. Any changes to the existing applicable laws, regulations, or rules, or any determination that other laws, regulations, or rules are applicable to us, could increase our costs or impede our ability to provide our services to our customers, which could have a material adverse effect on our business, prospects, financial condition, and operating results. In addition, any of these laws, regulations, or rules are subject to revision, and we cannot predict the impact of such changes on our business. Further, any determination that we have violated any of these laws, regulations, or rules may result in liability for fines, damages, or other penalties, which could have a material adverse impact on our business, prospects, financial condition, or operating results.

Principal Rules, Regulations, and Laws Relating to the Internet Industry

Certain areas related to the Internet, such as telecommunications, Internet information services, international connections to computer information networks, information security and censorship are covered extensively by a number of existing laws and regulations issued by various PRC governmental authorities, including:

•	the Ministry of Industry and Information Technology (“MIIT”);
•	the Ministry of Culture (“MOC”);
•	the Ministry of Public Security;
•	the State Administration of Industry and Commerce (“State AIC”);
•	the General Administration for Press and Publication (“GAPP,” formerly the State Press and Publications Administration, “SPPA”);

•	the State Administration for Radio, Film and Television (“SARFT”);
•	the State Council Information Office (“SCIO”);
•	the State Administration of Foreign Exchange (“SAFE”).

ICP License

The MIIT promulgated on July 13, 2006 a Notice of the Ministry of Information Industry on Intensifying the Administration of Foreign Investment in Value-added Telecommunications Services (the “Notice”). The Notice is designed to strengthen foreign investment in PRC telecommunication businesses, particularly those involving value-added telecommunications services, which encompass a wide variety of activities related to the provision of service/content via telecommunications networks. The Notice requires telecommunication companies to hold the domain names and trademarks that they use in their provision of value-added telecommunication services, and necessary business premises and facilities within the region covered by their ICP licenses which correspond to the ICP services. In compliance with the Notice, an enterprise holding an ICP license must be the entity that possesses the key intellectual property rights associated with the business, namely the domain names and trademarks. All of the Company’s operations related to the BCP, Cloud Product and Video Online have been conducted through our subsidiary, Guangzhou Subaye Computer Tech Limited (“GZ Subaye”), a PRC entity, which holds all of the necessary licenses we require in order to operate our business. In the opinion of our PRC legal counsel, Guangdong Zhengda Joint Attorney Offices, the ownership structure of our PRC subsidiary complies with all existing laws, rules and regulations of the PRC, and GZ Subaye, on behalf of Subaye, has the full legal right, power and authority, and has been duly approved to carry on and engage in the business as described in its business license.

Telecommunication Laws and Regulations

Among all of the applicable laws and regulations, the Telecommunications Regulations of the People’s Republic of China (“Telecom Regulations”), implemented on September 25, 2000, are the primary governing laws, and set out the general framework for the provision of telecommunication services by domestic PRC companies. Under the Telecom Regulations, it is a requirement that telecommunications service providers procure operating licenses prior to their commencement of operations. The Telecom Regulations draw a distinction between “basic telecommunications services” and “value-added telecommunications services.” Value-added telecommunications services are defined as telecommunications and information services provided through public networks. A “Catalogue of Telecommunications Business” (“Catalog”) was issued as an attachment to the Telecom Regulations to categorize telecommunications services as basic or value-added. In February 2003, the Catalogue was updated, categorizing online data and transaction processing, on-demand voice and image communications, domestic Internet virtual private networks, Internet data centers, message storage and forwarding (including voice mailbox, e-mail and online fax services), call centers, Internet access, and online information and data search as value-added telecommunications services. Accordingly, there are various types of telecommunications services, in which we are engaged that are regulated as value-added telecommunications services. Our valued-added telecom operating license number is “Guangdong B2-20060606.”

Laws and Regulations Related to Content Provision Internet Information Services

On September 25, 2000, the State Council approved the Measures for the Administration of Internet Information Services (“ICP Measures”). Under the ICP Measures, any entity that provides information to online users on the Internet is obliged to obtain an operating license from the MIIT or its local branch at the provincial or municipal level in accordance with the Telecom Regulations described above. Our operating license was received from the Guangdong Province in 2006.

The ICP Measures stipulate further that entities providing online information services regarding news, publishing, education, medicine, health, pharmaceuticals and medical equipment must procure the consent of the national authorities responsible for such areas prior to applying for an operating license from the MIIT or its local branch at the provincial or municipal level. Moreover, ICPs must display their operating license numbers in conspicuous locations on their home pages. ICPs are required to police their Websites and remove certain prohibited content. This obligation reiterates Internet content restrictions that have been promulgated by other PRC ministries.

Most importantly for foreign investors, the ICP Measures stipulate that ICPs must obtain the prior consent of the MIIT prior to establishing an equity or cooperative joint venture with a foreign partner.

Online Audiovisual Transmission

On December 20, 2007, the SARFT and the MIIT jointly issued the Rules for the Administration of Internet Audiovisual Program Services (“Document 56”), which came into effect as of January 31, 2008. The rules require all online audio and video service providers to be either state-owned or state-controlled. They also encourage state-owned entities to actively invest in online audiovisual services. However, further to this, in a press conference on February 3, 2008, the SARFT and the MIIT clarified that online audio-visual service providers that were already lawfully operating prior to the issuance of Document 56 may re-register and continue to operate without becoming state-owned or controlled, provided that such providers do not engage in any unlawful activities. This exemption will not be granted to service providers set up after Document 56 was issued. As we were already engaged in online audiovisual transmission prior to the issuance of Document 56, we are presumably exempted from the requirement of being state-owned or state-controlled.

Information Security and Censorship

The principal pieces of PRC legislation concerning information security and censorship are:

•	The Law of the People’s Republic of China on the Preservation of State Secrets (1988) and its Implementing Rules (1990);
•	The Law of the People’s Republic of China Regarding State Security (1993) and its Implementing Rules (1994);
•	Rules of the People’s Republic of China for Protecting the Security of Computer Information Systems (1994);
•	Notice Concerning Work Relating to the Filing of Computer Information Systems with International Connections (1996);
•	Administrative Regulations for the Protection of Secrecy on Computer Information Systems Connected to International Networks (1999);
•	Regulations for the Protection of State Secrets for Computer Information Systems on the Internet (2000);
•
Notice issued by the Ministry of Public Security of the People’s Republic of China Regarding Issues Relating to the Implementation of the Administrative Measure for the Security Protection of International Connections to Computer Information Networks (2000);

•	The Decision of the Standing Committee of the National People’s Congress Regarding the Safeguarding of Internet Security (2000); and
•	Measures for the Administration of Commercial Website Filings for the Record (2002) and their Implementing Rules (2002).

Our management team is responsible for ensuring that we are in compliance with the legislation noted above. As of the date of this annual report, we believe we are in compliance with the legislation noted above.

These pieces of legislation specifically prohibit the use of Internet infrastructure where it results in a breach of public security, the provision of socially destabilizing content or the divulgence of State secrets, as follows:

•
“A breach of public security” includes breach of national security or disclosure of state secrets; infringement on state, social or collective interests or the legal rights and interests of citizens or illegal or criminal activities.

•
“Socially destabilizing content” includes any action that incites defiance or violation of Chinese laws; incites subversion of state power and the overturning of the socialist system; fabricates or distorts the truth, spreads rumors or disrupts social order; advocates cult activities; or spreads feudal superstition, involves obscenities, pornography, gambling, violence, murder, or horrific acts or instigates criminal acts.

•
“State secrets” are defined as “matters that affect the security and interest of the state”. The term covers such broad areas as national defense, diplomatic affairs, policy decisions on state affairs, national economic and social development, political parties and “other State secrets that the State Secrecy Bureau has determined should be safeguarded.”

Our management team is responsible for ensuring that we are in compliance with the legislation noted above. As of the date of this annual report, we believe we are in compliance with the legislation noted above.

Laws and Regulations Related to Online Advertisings Services

Under the Administrative Regulations for Advertising Licenses and the Implementation Rules for the Administrative Regulations for Advertising, both of which were issued by the State AIC on November 30, 2004 and effective as of January 1, 2005, enterprises (except for broadcast stations, television stations, newspapers and magazines, non-corporate entities and other entities specified in laws or administrative regulations) are generally exempted from the previous requirement to obtain an advertising license. Exempted enterprises are only required to apply for the inclusion of advertising services in their business license. We do not currently believe our operations are appropriately classified as online advertising services. As a result we do not maintain an advertising license.

Software Products Registration

On October 27, 2000, the MIIT issued the Measures Concerning Software Products Administration, or Software Measures, to regulate software products and promote the development of the software industry in the PRC. These Software Measures have been amended and replaced by the new Software Measures issued by the MIIT on March 1, 2009, effective as of April 10, 2009. Pursuant to the new Software Measures, software developers or producers are allowed to sell or license their software products independently or through agents. Software products developed in the PRC can be registered with the local provincial government authorities in charge of the information industry and filed with the MIIT. Upon registration, the software products shall be granted registration certificates. Each registration certificate is valid for five years and may be renewed upon expiration. Software products developed in the PRC which satisfy the requirements of the Software Measures and have been registered and filed in accordance with the Software Measures may enjoy preferential treatments under relevant policy of the State Council. The MIIT and other relevant departments may supervise and inspect the development, production, sale and import and export of software products in the PRC. We have registered all software products which we currently operate.

Privacy Protection

Chinese law does not prohibit Internet content providers from collecting and analyzing personal information from their customers. Chinese law prohibits ICPs from disclosing to any third parties any information transmitted by users through their networks unless otherwise permitted by law. If an Internet content provider violates these regulations, the MIIT or its local bureaus may impose penalties and the Internet content provider may be liable for damages caused to its users. Our management team is responsible for ensuring that we are in compliance with all privacy protection laws in China. As of the date of this annual report, we believe we are in compliance with all privacy protection laws in China.

Stock Option Rule

PRC residents who control our company from time to time are required to register with the SAFE in connection with their investments in us. On December 25, 2006, the PBOC issued the Administration Measures on Individual Foreign Exchange Control, and its Implementation Rules was issued by SAFE on January 5, 2007, both of which became effective on February 1, 2007. Under these regulations, all foreign exchange matters involved in the employee stock ownership plan, stock option plan or other issuances of shares of our common stock or other financial instuments, in which onshore individuals participated will require the approval from the SAFE or its authorized branch. On March 28, 2007, SAFE promulgated the Application Procedure of Foreign Exchange Administration for Domestic Individuals Participating in Employee Stock Holding Plan or Stock Option Plan of Overseas Listed Company, or the Stock Option Rule. Under the Stock Option Rule, PRC citizens who are granted stock options or restricted share units, or issued restricted shares by an overseas publicly listed company are required, through a PRC agent or PRC subsidiary of such overseas publicly listed company, to complete certain other procedures and transactional foreign exchange matters under the Stock Option Plan upon the examination by, and approval of, SAFE. We and our employees, who are PRC citizens and have been granted stock options or restricted share units or issued restricted shares, are subject to the Stock Option Rule. We and our employees intend to make such application and complete all the requisite procedures in accordance with the Stock Option Rule. However, we cannot assure you that we can complete all the procedures in a timely manner. If the relevant PRC regulatory authority determines that our PRC employees who hold such options, restricted share units or restricted shares or their PRC employer fail to comply with these regulations, such employees and their PRC employer may be subject to fines and other legal sanctions.

Safety and Labor Protection

The Work Safety Law of the PRC, which became effective on November 1, 2002, is the principal law governing the supervision and administration of work safety and labor protection for our operations. The main Chinese employment laws and regulations applicable to our power plants include the Labor Law of the PRC, the Employment Contract Law of the PRC and the Implementing Regulations of the Employment Contract Law of the PRC.  The Employment Contract Law of the PRC was promulgated on June 29, 2007 and became effective on January 1, 2008.  This law governs the establishment of employment relationships between employers and employees, and the execution, performance, termination of, and the amendment to, employment contracts.  Compared to the PRC Labor Law, the new PRC Employment Contract Law provides additional protection to employees by requiring written labor employment contracts and long-term contractual employment relationships, limiting the scope of the circumstances under which employees could be required to pay penalties for breach of employment contracts and imposing stricter sanctions on employers who fail to pay remuneration or social security premiums for their employees. Our management team is responsible for ensuring that we are in compliance with all safety and labor protection laws in China. As of the date of this annual report, we believe we are in compliance with all safety and labor protection laws in China.

Taxation

Income Tax on Foreign Investment Enterprises

Before the implementation of the Enterprise Income Tax (“EIT”) law (as discussed below), Foreign Invested Enterprises established in the People’s Republic of China were generally subject to an EIT rate of 33.0%, which included a 30.0% state income tax and a 3.0% local income tax.  On March 16, 2007, the National People’s Congress of China passed the new Corporate Income Tax Law (“CIT Law”), and on November 28, 2007, the State Council of China passed the Implementation Rules for the CIT Law (“Implementation Rules”), which took effect on January 1, 2008. The CIT Law and Implementation Rules impose a unified EIT of 25.0% on all domestic-invested enterprises and foreign invested enterprises (“FIEs”), unless they qualify under certain limited exceptions. Therefore, nearly all FIEs are subject to the new tax rate alongside other domestic businesses rather than benefiting from the old tax laws applicable to FIEs, and its associated preferential tax treatments, beginning January 1, 2008.  Subaye is therefore subject to income tax at a rate of 25.0% of the Company’s taxable income starting from January 1, 2008 according to the Enterprise Income Tax Law and its Implementation Rules of People’s Republic of China.

Effective Tax Rate and Tax Holiday

Enterprise income tax in China is generally charged at 25% of a company’s assessable profit, of which 22% is a national tax and 3% is a local tax. The Company’s subsidiary, Guangzhou Subaye, is incorporated in China, and is subject to Chinese enterprises income tax at the applicable tax rates on the taxable income as reported in their Chinese statutory accounts in accordance with the relevant enterprises income tax laws.

The provision for enterprise income tax in China is $0 and $2,932 thousand for the year ended September 30, 2010 and 2009, respectively. No provision for enterprise income tax in China had been made the year ended September 30, 2009 due to the fact that certain subsidiaries of the Company are exempt from Chinese enterprise income tax based on the statutory provisions granting a tax holiday for a two year period, as stated above, specifically for the years ended September 30, 2009 and 2008, respectively.  The Company’s Chinese tax holiday expired on October 1, 2009.

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

We have generated profits in the past but our historical financial information may not be representative of our future results of operations.

We have experienced growth in recent periods, in part, due to the growth in China’s Internet industry, which may not be representative of future growth or be sustainable. We cannot assure you that our historical financial information is indicative of our future operating results or financial performance, or that our profitability will be sustained.

Most potential customers of our BCP have previously and possibly recently invested significantly in traditional enterprise computer hardware and computer software products.  As a result, these potential customers may be unwilling or unable to justify a transition to a cloud computing product such as our BCP.

We focus our business development efforts on SMEs. Cloud computing is at an early stage of development and deployment in China. As a result, we acknowledge that most of our potential customers currently utilize traditional enterprise computer hardware and computer software. Transitioning to cloud computing would result in the traditional enterprise computer hardware and software being replaced not just on a temporary basis but more likely on a permanent basis. As a result, the loss on the investment in the traditional enterprise computer hardware and computer software may be difficult for our potential customers to accept in the near future and there may be an inherent delay in the adoption of cloud computing by these potential customers.

We face significant competition and may suffer from a loss of customers as a result.

We face significant competition in almost every aspect of our business, particularly from other companies that seek to provide Internet-based business services such as cloud computing and video-based marketing services to SMEs. Our main competitors include both Chinese companies and global technology providers. We compete with these entities for customers on the basis of the quality of our online business services, user traffic, quality (relevance) and quantity (index size) of the information being searched, availability and ease restriction of use of products and services, the number of customers, distribution channels and the number of associated third-party websites. In addition, we may face greater competition from global technology providers as a result of, among other things, a relaxation on the foreign ownership restrictions of Chinese Internet content and advertising companies, improvements in online payment systems and Internet infrastructure in China and increased business activities by global technology providers in China.

Many of these competitors have significantly greater financial resources than we do. They also have longer operating histories and more experience in attracting and retaining users and managing customers than we do. They may use their experience and resources to compete with us in a variety of ways, including by competing more heavily for users, customers, distributors and networks of third-party websites, investing more heavily in research and development and making acquisitions. If any of our competitors provide comparable or better Chinese language cloud computing and online marketing services, our revenues could decline significantly. Any such decline in revenues could weaken our brand, result in a loss of other customers and have a material adverse effect on our results of operations.

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

We developed our customer base primarily by word-of-mouth and incurred limited brand promotion expenses prior to December 2008. We have committed to brand promotion efforts, but we cannot assure you that our marketing efforts will be successful in further promoting our brand. If we fail to promote and maintain the "Subaye" brand, or if we incur excessive expenses in this effort, our business and results of operations could be materially and adversely affected.

If we fail to continue to innovate and provide relevant products and services, we may not be able to generate maintain our customer base such that the customer base is large enough to allow us to remain competitive, resulting in a loss of customers and reduction in revenue.

Our success depends on providing products and services that people use for a high-quality cloud computing and online marketing purposes. Our competitors are constantly developing innovations in cloud computing and online marketing as well as enhancing their customers’ online experience. As a result, we must continue to invest significant resources in research and development to enhance our technology and our existing products and services and introduce additional high quality products and services to attract and retain customers. If we are unable to anticipate customer preferences or industry changes, or if we are unable to modify our products and services on a timely basis, we may lose customers and customers. Our operating results would also suffer if our innovations do not respond to the needs of our customers and customers, or are not appropriately timed with market opportunities or are not effectively brought to market. As online services technology continues to develop, our competitors may be able to offer products or services that are, or that are perceived to be, substantially similar to or better than our services. This may force us to expend significant resources in order to remain competitive.

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

We rely on a combination of copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods to protect our intellectual property rights. The protection of intellectual property rights in China may not be as effective as those in the U.S. or other countries. The steps we have taken may be inadequate to prevent the misappropriation of our technology. Reverse engineering, unauthorized copying or other misappropriation of our technologies could enable third parties to benefit from our technologies without paying us. Moreover, unauthorized use of our technology could enable our competitors to offer online services that are comparable to or better than ours, which could harm our business and competitive position. From time to time, we may have to enforce our intellectual property rights through litigation. Such litigation may result in substantial costs and diversion of resources and management attention.

Cloud Computing and online marketing are relatively novel concepts in China and our business strategy may prove to be ineffective, resulting in loss of customers and revenue.

If our business fails to retain existing customers or attract new customers for our online marketing services, our business and growth prospects could be seriously harmed. Our cloud computing and online marketing customers will not continue to do business with us if their investment does not increase their employee productivity and generate sales growth. Our customers may discontinue their business with us at any time and for any reason as they are not subject to fixed-term contracts. Failure to retain our existing online marketing customers or attract new customers for our online marketing services could seriously harm our business and growth prospects.

Our reliance on third-party distribution agents poses operational risks to our business.

Because we primarily rely on distribution agents in providing services through www.subaye.com, our failure to retain key distribution agents or attract additional distribution agents could materially and adversely affect our business.

Cloud computing and online marketing are both at early stages of development in China and are not as widely accepted by or available to businesses in China as in the U.S. As a result, we rely heavily on a nationwide distribution network of third-party distributors for our sales to, and collection of payment from our customers. If our distribution agents do not provide quality services to our customers or otherwise breach their contracts with us, we may lose customers and our results of operations may be materially and adversely affected. We have long-term agreements with most of our distribution agents, including our key distribution agents, but we cannot assure you that we will continue to maintain favorable relationships with them. Our distribution arrangements, except for those with our key distribution agents, are non-exclusive. Furthermore, some of our distribution agents also contract with our competitors or potential competitors and may not renew their distribution agreements with us. In addition, as new methods for accessing the Internet, including the use of wireless devices, become available, we may need to expand our distribution network. If we fail to retain our key distribution agents or attract additional distribution agents on terms that are commercially reasonable, our business and results of operations could be materially and adversely affected.

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

The Company was organized on January 6, 1997 and we have expanded our operations rapidly. We anticipate significant continued expansion of our business as we address growth in our customer-base, customer-base and market opportunities. To manage the potential growth of our operations and personnel, we will be required to improve operational and financial systems, procedures and controls, and expand, train and manage our growing employee base. Furthermore, our management will be required to maintain and expand our relationships with other websites, Internet companies and other third parties. We cannot assure you that our current and planned personnel, systems, procedures and controls will be adequate to support our future operations.

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

Our customer traffic tends to be seasonal. For example, we generally experience less customer traffic during public holidays in China. In addition, business spending in China has historically been cyclical, reflecting overall economic conditions as well as budgeting and buying patterns. Our rapid growth has lessened the impact of the cyclicality and seasonality of our business. As we continue to grow, we expect that the cyclicality and seasonality in our business may cause our operating results to fluctuate.

Our business may be adversely affected by third-party software applications that interfere with our receipt of information from, and provision of information to, our customers, which may impair our customers’ experience, resulting in a loss of customers.

Our business may be adversely affected by third-party malicious or unintentional software applications that make changes to our customers’ computers and interfere with our products and services. These software applications may change our customers’ Internet experience by hijacking queries to our websites, altering or replacing our video play results, or otherwise interfering with our ability to connect with our customers. The interference often occurs without disclosure to or consent from customers, resulting in a negative experience that customers may associate with our websites and the Company itself. These software applications may be difficult or impossible to remove or disable, may reinstall themselves and may circumvent other applications’ efforts to block or remove them. The ability to provide a superior customer experience is critical to our success. If our efforts to combat these software applications are unsuccessful, our reputation may be harmed. This could result in a decline in our customer base and, consequently, our revenues.

The successful operation of our business depends upon the performance and reliability of the Internet infrastructure and fixed telecommunications networks in China and diminished reliability could result in loss of confidence among our customers which could lead to reduced revenues or loss of customers.

Our business depends on the performance and reliability of the Internet infrastructure in China. Almost all access to the Internet is maintained through state-owned telecommunication operators under the administrative control and regulatory supervision of the Ministry of Information Industry of China. In addition, the national networks in China are connected to the Internet through international gateways controlled by the Chinese government. These international gateways are the only channels through which a domestic customer can connect to the Internet. We cannot assure you that a more sophisticated Internet infrastructure will be developed in China. We may not have access to alternative networks in the event of disruptions, failures or other problems with China’s Internet infrastructure. In addition, the Internet infrastructure in China may not support the demands associated with continued growth in Internet usage.

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

Our www.subaye.com website regularly serves a large number of customers and customers and delivers a large number of daily video views. Our technology infrastructure is highly complex and may not provide satisfactory service in the future, especially as the number of customers using our web-based services increases. We may be required to upgrade our technology infrastructure to keep up with the increasing traffic on our websites, such as increasing the capacity of our hardware servers and the sophistication of our software. If we fail to adapt our technology infrastructure to accommodate greater traffic or customer requirements, our customers may become dissatisfied with our services and switch to our competitors’ websites, which could harm our business.

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

If our software contains bugs, we could lose the confidence of customers, resulting in loss of customers and a reduction of revenue.

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

Risks Related to Doing Business in China

If the Internet and, in particular, cloud computing and online marketing are not broadly adopted in China, our ability to increase revenue and sustain profitability could be significantly reduced.

The use of the Internet as a business platform and marketing channel is at an early stage in China. Internet and broadband penetration rates in China are both relatively low compared to those in most developed countries. Many of our current and potential customers have limited experience with the Internet as a business platform and marketing channel, and have not historically devoted a significant portion of their annual budgets to online services and online marketing and promotions. As a result, they may not consider the Internet effective in promoting their products and services as compared to traditional computer networking systems and print and broadcast media, among others.

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

In addition, the Ministry of Information Industry has published regulations that subject website operators to potential liability for content displayed on their websites and the actions of customers and others using their systems, including liability for violations of Chinese laws prohibiting the dissemination of content deemed to be socially destabilizing. The Ministry of Public Security has the authority to order any local Internet service provider to block any Internet website at its sole discretion. From time to time, the Ministry of Public Security has stopped the dissemination over the Internet of information which it believes to be socially destabilizing. The State Secrecy Bureau is also authorized to block any website it deems to be leaking State secrets or failing to meet the relevant regulations relating to the protection of State secrets in the dissemination of online information.

Although we attempt to monitor the content in our video sharing results at www.subaye.com, we are not able to control or restrict the content of other Internet content providers linked to or accessible through our websites, or content generated or placed on www.subaye.com by our customers. To the extent that Chinese regulatory authorities find any content displayed on our websites objectionable, they may require us to limit or eliminate the dissemination of such information on our websites, which may reduce our customer traffic and have an adverse effect on our business. In addition, we may be subject to penalties for violations of those regulations arising from information displayed on or linked to our websites, including a suspension or shutdown of our online operations.

Chinese government authorities may deem certain third-party websites unlawful and could require us to remove links to such websites, which may reduce our customer traffic and reduce revenues.

The Internet industry in China, including the operation of online activities, is extensively regulated by the Chinese government. Various Chinese government authorities, such as the State Council, the Ministry of Information Industry, the State Administration for Industry and Commerce, the State Press and Publication Administration and the Ministry of Public Security are empowered to issue and implement regulations governing various aspects of the Internet and online activities. Substantial uncertainties exist regarding the potential impact of current and future Chinese laws and regulations on Internet video providers. We are not able to control or restrict the operation of third-party websites linked to or accessible through our website. If third-party websites linked to or accessible through our websites operate unlawful activities such as online gambling on their websites, Chinese regulatory authorities may require us to remove the links to such websites or suspend or shut down the operation of such websites. This in turn may reduce our customer traffic and adversely affect our business. In addition, we may be subject to potential liabilities for providing links to third-party websites that operate unlawful activities.

Intensified government regulation of Internet cafes could restrict our ability to maintain or increase customer traffic to our website.

In April 2001, the Chinese government began tightening its regulation of Internet cafes. In particular, a large number of unlicensed Internet cafes have been closed. In addition, the Chinese government has imposed higher capital and facility requirements for the establishment of Internet cafes. Furthermore, the Chinese government’s policy, which encourages the development of a limited number of national and regional Internet cafe chains and discourages the establishment of independent Internet cafes, may slow down the growth of Internet cafes. Recently, the Ministry of Culture, together with other government authorities, issued a joint notice suspending the issuance of new Internet cafe licenses. It is unclear when this suspension will be lifted. So long as Internet cafes are one of the primary venues for our customers to access our website, any reduction in the number, or any slowdown in the growth, of Internet cafes in China could limit our ability to maintain or increase customer traffic to our website.

Governmental control of currency conversion may affect the value of your investment.

The Chinese government imposes controls on the convertibility of Renminbi (“RMB”) into foreign currencies and, in certain cases, the remittance of currency out of China. We receive substantially all of our revenues in RMB. Under our current structure, our cash receipts are primarily derived from cash transfers from our Chinese subsidiaries. Shortages in the availability of foreign currency may restrict the ability of our Chinese subsidiaries and our affiliated entities to remit sufficient foreign currency to pay cash or other payments to us, or otherwise satisfy their foreign currency denominated obligations. Under existing Chinese foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies. The Chinese government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay dividends in foreign currencies to our shareholders, including holders of our Common Stock.

Recent Chinese regulations relating to acquisitions of Chinese companies by foreign entities may create regulatory uncertainties that could limit our Chinese subsidiaries’ ability to distribute dividends or otherwise adversely affect the implementation of our acquisition strategy.

The Chinese State Administration of Foreign Exchange, or (“SAFE”), issued a public notice in January 2005 concerning foreign exchange regulations on mergers and acquisitions in China. The public notice states that if an offshore company intends to acquire a Chinese company, such acquisition will be subject to strict examination by the relevant foreign exchange authorities. The public notice also states that the approval of the relevant foreign exchange authorities is required for any sale or transfer by the Chinese residents of a Chinese company’s assets or equity interests to foreign entities, such as us, for equity interests or assets of the foreign entities.

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

We may have significant assets located overseas, which could result in stockholders not receiving distributions that they would otherwise be entitled to if we were declared bankrupt or insolvent.

We have significant assets located in China. Any assets we have in China may be outside of the jurisdiction of U.S. courts to administer if we are the subject of an insolvency or bankruptcy proceeding. As a result, if we declared bankruptcy or insolvency, our stockholders may not receive the distributions on liquidation that they would otherwise be entitled to if our assets were to be located within the U.S., under U.S. Bankruptcy law.

Adverse changes in economic and political policies of the PRC government could have a material adverse effect on the overall economic growth of China, which could adversely affect our business.

All of our business operations are conducted in China, under the jurisdiction of the government of the PRC.  Accordingly, our results of operations, financial condition and prospects are subject to a significant degree to economic, political and legal developments in China. China’s economy differs from the economies of most developed countries in many respects, including with respect to the amount of government involvement, level of development, growth rate, and control of foreign exchange and allocation of resources. While the PRC economy has experienced significant growth in the past 20 years, growth has been uneven across different regions and among various economic sectors of China. China’s government has implemented various measures to encourage economic development and guide the allocation of resources. Some of these measures benefit the overall Chinese economy, but may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us.  Since early 2004, China’s government has implemented certain measures to control the pace of economic growth.  Such measures may cause a decrease in the level of economic activity in China, which in turn could adversely affect our results of operations and financial condition.

Uncertainties with respect to the Chinese legal system could have a material adverse effect on us.

Our operations in China may subject us, or any Chinese subsidiaries we may have, to laws and regulations applicable to foreign investment in China. China’s legal system is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value.  Since 1979, Chinese legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China.  However, since these laws and regulations are relatively new, in particular, the regulatory regime relating to renewable energy projects, and China’s legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to us.  In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

New labor laws in the PRC may adversely affect our results of operations.

On January 1, 2008, the PRC government promulgated the Labor Contract Law of the PRC, or the New Labor Contract Law.  The New Labor Contract Law imposes greater liabilities on employers and significantly impacts the cost of an employer’s decision to reduce its workforce.  Further, it requires certain terminations to be based upon seniority and not merit.  In the event we decide to significantly change or decrease our workforce in China, the New Labor Contract Law could adversely affect our ability to enact such changes in a manner that is most advantageous to our business or in a timely and cost effective manner, thus materially and adversely affecting our financial condition and results of operations.

Failure to comply with the United States Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

We are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business.  Foreign companies, including some that may compete with us, are not subject to these prohibitions.  Corruption, extortion, bribery, payoffs, theft and other fraudulent practices may occur from time to time in China. We can make no assurance, however, that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our reputation or our business, financial condition and results of operations.

Unprecedented rapid economic growth in China may increase our costs of doing business in China, and may negatively impact our profit margins and/or profitability.

The development of our Internet-based businesses in China will depend, in part, upon the availability of an Internet connection and the quality and usefulness of our Internet applications available to enterprises and individuals, as well as the number of sales persons we employ and the level of sophistication and understanding these salespersons hold in relation to our BCP. Rising wages in China may increase our overall costs in connection with an increasingly significant team of salespeople and third party agents.

We face risks related to health epidemics and other outbreaks.

Our business could be adversely affected by the effects of an epidemic outbreak, such as the SARS epidemic in April 2004 or the swine flu pandemic in 2009. Any prolonged recurrence of such adverse public health developments in China may have a material adverse effect on our ability to continue business operations.  For instance, health or other government regulations adopted in response may require temporary closure of our projects or any offices we may have in China. Such closures would severely disrupt our business operations and adversely affect our results of operations. We have not adopted any written preventive measures or contingency plans to combat any future outbreak of SARS, swine flu or any other epidemic.

It may be difficult to effect service of process upon us or our directors or executive officers who reside in China, or to enforce against them or us in China any judgments obtained from non-Chinese courts.

All but one of our directors and executive officers reside within China. Substantially all of our assets and those of such directors and executive officers are located within the China. China does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the United States, the United Kingdom, Japan and many other countries. As a result, it may not be possible for investors to effect service of process upon us or those persons in China, or to enforce against us or them in China, any judgments obtained from non-Chinese courts. In addition, recognition and enforcement in China of judgments of a court of any other jurisdiction in relation to any matter not subject to a binding arbitration provision may be difficult or impossible.

If we or certain shareholders who are PRC individuals are found to not be in compliance with the Stock Option Rule promulgated by SAFE, we may be charged certain penalties and fees by the Chinese government.

On March 28, 2007, the SAFE promulgated the Application Procedures of Foreign Exchange Administration for Domestic Individuals Participating in an Overseas-Listed Company’s Employee Stock Holding or Stock Option Plan , or the Stock Option Rules. The Stock Option Rules stipulate that PRC individuals who have been granted stock options and other types of stock-based awards by an overseas listed company are required to obtain approval from their local SAFE branches through an agent of the overseas listed company (generally its PRC subsidiary or a financial institution).

The failure by any entities or PRC individuals to complete their SAFE registration pursuant to the requirement of the SAFE or its local branches or the Individual Foreign Exchange Rules may subject these entities or PRC individuals to fines and legal sanctions, and may also limit our ability to contribute additional capital into our PRC subsidiaries, limit our PRC subsidiaries’ ability to distribute dividends to their shareholders or otherwise materially adversely affect their business.

As a company listed on a stock exchange in the United States, we and our PRC directors, management personnel, employees, consultants and employees of our equity investee who have been granted share options and other awards under our equity incentive plan are subject to the Stock Option Rules.

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

FINRA sales practice requirements may also limit a shareholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

To date, we have not paid any cash dividends and no cash dividends are currently scheduled to be paid in the foreseeable future.

We have no scheduled cash dividends and have no formal plans to begin issuing cash dividends in the foreseeable future and we may not have sufficient funds legally available to pay dividends. Even if the funds are legally available for distribution, we may nevertheless decide not to pay any dividends. We presently intend to retain all earnings for our operations.

Our common stock is currently traded at low volume, and you may be unable to sell at or near ask prices or at all if you need to sell or liquidate a substantial number of shares at one time.

We cannot predict the extent to which an active public market for its common stock will develop or be sustained. Our common shares are currently traded, but currently with low volume, based on quotations on the NASDAQ Global Stock Market Stock Exchange, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is still relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable.  As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that trading levels will be sustained.

Item 2. Properties.

On July 1, 2008, the Company entered into a lease for new office space in Foshan City, Guangdong, China for approximately $5 thousand per month through June 30, 2011. This lease was terminated by Subaye in accordance with the lease agreement as of April 30, 2010.

On February 1, 2009, the Company entered into a lease agreement to utilize approximately 22,000 square feet of office space at 349 Dabei Road, Shiqiao Street, Panyu District, Guangzhou City, Guangdong, China 511400 for approximately $9 thousand per month through January 31, 2011. This lease was terminated by Subaye in accordance with the lease agreement as of September 30, 2010.

On July 1, 2010, the Company entered into a lease for new office space in Guangzhou City, Guangdong, China for approximately $16 thousand per month through June 30, 2012.

On July 1, 2010, the Company entered into a lease for new office space in Beijing, China for approximately $6 thousand per month through June 30, 2012.

Item 3. Legal Proceedings.

As of the date of this filing, the Company is not a party to any legal proceeding that could reasonably be expected to have a material impact on our operations or finances.

Item 4. (Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is currently traded on NASDAQ Global Market Stock Exchange in the U.S. under the symbol “SBAY” The quotation of our common stock on the NASDAQ Global Market Stock Exchange does not assure that a meaningful, consistent and liquid trading market currently exists. We cannot predict whether a more active market for our common stock will develop in the future. In the absence of an active trading market:

•	Investors may have difficulty buying and selling or obtaining market quotations;

•	Market visibility for our common stock may be limited; and

•	A lack of visibility of our common stock may have a depressive effect on the market price for our common stock.

The reported high and low sale prices for the common stock are shown below for the periods indicated. The prices reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not always represent actual transactions. As of December 22, 2010, we had approximately 227 stockholders of record. We anticipate many more shares are held in “street name,” whereby our transfer agent does not have a record of the individual or entity that holds the stock certificates.

Period	High*	Low*

Quarter ended December 31, 2008	$60.00	$13.00
Quarter ended March, 2009	$32.00	$12.00
Quarter ended June 30, 2009	$20.00	$12.00
Quarter ended September 30, 2009	$14.00	$8.00
Quarter ended December 31, 2009	$18.94	$9.08
Quarter ended March, 2010	$25.67	$12.13
Quarter ended June 30, 2010	$15.67	$12.08
Quarter ended September 30, 2010	$13.55	$8.09

On September 30, 2010, SBAY was quoted at $12.23 per share.

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

Recent Sales of Unregistered Securities.

On November 4, 2010, the Company entered into a twelve month contract with an investor relations consultant. In connection with the contract, the Company agreed to issue 15,000 shares of common stock and a stock warrant to purchase 30,000 shares of the Company’s common stock at $18.00, expiring on November 5, 2012.

On October 26, 2010, the Company issued a total of 192,000 shares of common stock to thirty two of the Company’s employees as one-time bonuses. The shares of common stock were issued and registered for sale under the Company’s Form S-8 in accordance with the Long Term Incentive Compensation Plan (“LTIP”).

On October 25, 2010, the Company entered into a letter agreement with Metro Fame Properties Limited (“Metro Fame”), pursuant to which the Company acquired all of the assets of the online business-to-business web property, www.aixi.net (“Aixi”), from Metro Fame in exchange for 1,495,585 shares of the Company’s common stock.

On September 21, 2010, the Company issued and registered for sale a total of 190,000 shares of common stock, valued at $2,018 thousand, to key members of management as one-time bonuses under the Company’s Form S-8 in accordance with the LTIP.

On September 21, 2010, the Company issued 20,000 shares of common stock, valued at $209 thousand, to King Rong, the Company’s Vice President of Sales. The shares of common stock were issued and registered for sale under the Company’s Form S-8 in accordance with the LTIP.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward-Looking Statements

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide information that is supplemental to, and should be read together with, the Company’s consolidated financial statements and the accompanying notes contained in this Annual Report. Information in this Item 7 is intended to assist the reader in obtaining an understanding of the consolidated financial statements, the changes in certain key items in those financial statements from year to year, the primary factors that accounted for those changes, and any known trends or uncertainties that the Company is aware of that may have a material effect on the Company’s future performance, as well as how certain accounting principles affect the consolidated financial statements. MD&A includes the following sections:

•  Highlights and Executive Summary

•  Results of Operations—an analysis of the Company’s consolidated results of operations, for the most recent three fiscal years

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

•  New Accounting Pronouncements—a summary and discussion of the Company’s plans for the adoption of relevant new accounting standards relevant

The following discussion contains forward-looking statements that reflect the Company’s plans, estimates and beliefs. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Annual Report particularly in "Special Note Regarding Forward-Looking Statements," and "Risk Factors."

Highlights and Executive Summary

For the year ended September 30, 2010, the Company’s revenues increased 46.4% to $39.1 million as compared to $26.7 million for the year ended September 30, 2009. Net loss from continuing operations before income taxes totaled $7.9 million for 2010 as compared to net income of $8.6 million for 2009. Cash flows from operations totaled $3.6 million for 2010 as compared to $9.0 million for 2009.

Results of Operations

Quarterly Average Net Revenue per Customer

The following tables set forth averaged recurring net revenues (after the payment of direct commissions to our Agents) per customer that were generated by the Company for each of the financial reporting periods during the twelve months ended September 30, 2010 as well as the projected average revenue per customer for the quarterly reporting period ending December 31, 2010.

	Quarterly Averaged Revenue per Customer
	Q1 2010	Q2 2010	Q3 2010	Q4 2010	Q1 2011 (Projected)
Total	$338	$340	$342	$529	$1,230

Quarterly Revenue Growth by Product

The following tables set forth revenues by product for each of the financial reporting periods during the twelve months ended September 30, 2010.

	Revenue by Product (In Millions)
	Q1 2010	Q2 2010	Q3 2010	Q4 2010	Total	Year-Over- Year Growth Rate
Online Video *	$5.3	$5.8	$7.2	$6.5	$24.8	11.7%
Cloud Product *	$1.6	$1.6	$1.9	$2.3	$7.4	65.9%
Bundled Cloud Product **	$0.0	$0.0	$0.0	$6.9	$6.9	100.0%
Total	$6.9	$7.4	$9.1	$15.7	$39.1	46.4%
Net Revenue Sequential Growth Rate		7%	23.0%	72.5%

* Revenue by product for Q4 2010 represents net revenues for July and August 2010, in total
** Revenue by product for Q4 2010 represents net revenues for September 2010

Summarized Annual Financial Results

The following tables set forth key components of the Company’s results of operations for the years ended September 30, 2010, 2009 and 2008, respectively.

	Year Ended of September 30,
	2010		2009		2008
		% of		% of		% of
	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue
Net Revenue	$39.1	100.0%	$26.7	100.0%	$9.5	100.0%
Costs of Sales	(8.3)	(21.2)%	(6.0)	(22.5)%	(4.4)	(46.3)%
Gross Profit	30.8	78.8%	20.7	77.5%	5.1	53.7%
Operating Expenses
Marketing Promotions	(22.1)	(56.5)%	(6.7)	(25.1)%	-	-%
Advertising	(3.1)	(7.9)%	(0.5)	(1.9)%	(0.9)	(9.4)%
General and Administrative	(7.3)	(18.7)%	(4.9)	(18.3)%	(2.4)	(25.3)%
Total Operating Expenses	(32.5)	(83.1)%	(12.1)	(45.3)%	(3.3)	(34.7)%
(Loss) Income From Continuing Operations Before Impairment Loss, Provision for Income Taxes and Noncontrolling Interest	(1.7)	(4.3)%	8.6	32.2%	1.8	18.9%
Impairment Loss	(6.2)	(15.9)%	-	-%	-	-%
(Loss) Income From Continuing Operations Before Provision for Income Taxes and Noncontrolling Interest	(7.9)	(20.2)%	8.6	32.2%	1.8	18.9%
Provision for Income Taxes	-	-%	-	-%	-	-%
(Loss) Income From Continuing Operations Before Noncontrolling Interest	(7.9)	(20.2)%	8.6	32.2%	1.8	18.9%
(Loss) Income From Discontinued Operations	(9.8)	(25.1)%	4.2	15.7%	2.0	21.1%
Net (Loss) Income	(17.7)	(45.3)%	12.8	47.9%	3.8	40.0%
Net Income Attributable to Noncontrolling Interest	(0.5)	(1.2)%	(3.0)	(11.2)%	(1.2)	(12.6)%
Net (Loss) Income Attributable to Subaye, Inc.	$(18.2)	(46.5)%	$9.8	36.7%	$2.6	27.4%

Net Revenues Increased by $12.4 million or 46.4%:

Revenues were $39.1 million for the year ended September 30, 2010 as compared to $26.7 million for the year ended September 30, 2009. The increase of $12.4 million is due to the significant growth in our customer base in Guangdong Province, the expansion into new markets throughout China and as a result of a significant increase in our average revenue per customer rate. During the year ended September 30, 2010, we generated revenues from three products offered through our various web properties. Revenues for Online Video, the Cloud Product and the Bundled Cloud Product, totaled $24.8 million, $7.4 million and $6.9 million, respectively. During the year ended September 30, 2009, we generated revenues from two products offered through our various web properties. Revenues for Online Video and the Cloud Product totaled $22.3 million and $4.4 million, respectively. On September 1, 2010, we began offering the Bundled Cloud Product to our customers. The Online Video and Cloud Product are no longer available to our customers. The Bundled Cloud Product is the second version of our cloud computing solution. It includes significant enhancements to the Cloud Product and also includes the video marketing services previously marketed as Online Video. As of September 1, 2010, we began charging our customers approximately $410 per month for access to the Bundled Cloud Product. During the fiscal year ending September 30, 2010 we charged our customers an average monthly fee of $129. We have committed to a business model that will focus on generating a high average revenue per customer rate while also further expanding our customer base throughout China to new markets. We anticipate significant demand for CRM products in China in the coming years and are committed to ensuring our CRM products, namely the Bundled Cloud Product, can control a significant portion of the CRM market within China.

Costs of Sales Increased by $2.3 million or 38.3%:

Costs of sales were $8.3 million for the year ended September 30, 2010, as compared to $6.0 million for the year ended September 30, 2009. The increase of $2.3 million is due to the issuance of stock based compensation to certain sales agents we began using to develop business in new markets in China during 2010. We also paid one-time bonuses to our sales people during 2010. A total of $1.8 million in stock based compensation was issued to the sales agents and $0.5 million in one-time bonuses were issued to the sales agents and members of our internal sales and customer service team. Amortization expense for websites and computer software totaled $5.9 million in September 30, 2010 and 2009, respectively. Internet hosting and related costs totaled $0.1 million and $0.0 million for the years ended September 30, 2010 and 2009, respectively.

Gross Margin Increased by 1.3%:

Gross margin was 78.8% for the year ended September 30, 2010 as compared to 77.5% for the year ended September 30, 2009. Gross margin increased as a result of our success in generating additional revenues from new customers with a higher effective gross margin, approximately 81.5%. This is a result of the fact that the majority of the components of our costs of sales consists of amortization and depreciation of websites and software. As a result, our costs of sales should generally remain fixed from period to period, unless we acquire additional websites, software or other items that should be included in costs of sales. We expect that our net revenues will continue to increase over time, and that increase in net revenues should always exceed the additional amortization and depreciation for any period that results from any additional purchases of websites, software or other items, respectively.

Marketing Promotion Expenses Increased by $15.4 million or 230.1%:

Marketing promotion expenses were $22.1 million for the year ended September 30, 2010, as compared to $6.7 million for the year ended September 30, 2009. During 2010, we utilized $22.1 million for marketing promotions with our Agents in twenty two (22) new markets in mainland China. The majority of the marketing promotion expenses were incurred in the fourth quarter of the fiscal year ending September 30, 2010. In July, August and September 2010, we incurred $4.4 million, $4.3 million and $5.4 million, respectively, in marketing promotion expenses in nineteen (19) new markets in mainland China. The marketing promotion expenses are necessary to expense in full and immediately, in order for the Company’s accounting to be in compliance with GAAP. However, we generally do not expect marketing promotions to result in an immediate benefit that will be visible as a significant increase in revenues. The marketing promotion expenses have caused the Company to report a significant net loss from continuing operations for the year ended September 30, 2010. We anticipate the marketing promotion expenses incurred in 2010 will significantly effect our revenue growth in the first and second quarters of fiscal year 2011. During 2011, we expect to incur additional marketing promotion expenses once we have quantified the impact of the 2010 marketing promotion expenses. As a result, we do not expect significant marketing promotion expenses in the first and second quarters of fiscal 2011. During 2009, we worked with our customers to complete a joint marketing campaign costing a total of $6.7 million. The joint marketing campaign consisted of a DVD promotion. Each DVD included branding and marketing materials specific to the Company and each of the individual customers receiving copies of the DVDs

Advertising Expenses Increased by $2.6 million or 515.2%:

Advertising expense totaled $3.1 million for the year ended September 30, 2010, as compared to $0.5 million for the year ended September 30, 2009. During 2010, we entered into a localized online advertising contract with a third party for a total of $3.0 million. During 2010 and 2009, advertising expenses associated with search engine advertising totaled $0.1 million and $0.5 million, respectively.

Other General and Administrative Expenses Increased by $2.4 million or 49.0%:

General and administrative expenses totaled $7.3 million for the year ended September 30, 2010, as compared to $4.9 million for the year ended September 30, 2009. During 2010 and 2009, amortization of stock based compensation included in other general and administrative expenses total $5.8 million and $1.4 million, respectively. During 2010, a total of $0.2 million, $2.4 million, $2.2 million and $1.0 million was expensed for stock based compensation issued to our agents, independent third party service providers, as one-time bonuses to members of management and for management and director compensation under certain employment or consulting contracts. During 2010 and 2009, we paid salaries to our employees of $0.7 million and $0.2 million, respectively. Other significant general and administrative expenses for 2010 and 2009 included professional fees, rent expense, among others.

Impairment Loss Increased by $6.2 million or 100.0%:

Impairment loss totaled $6.2 million for the year ended September 30, 2010, as compared to $0 for the year ended September 30, 2009. During the year ended September 30, 2009, we paid deposits of $8.1 million to three manufacturers in connection with inventory supply agreements. The inventory supply agreements were negotiated with the intent of using high volume price discounts in order to supply our potential online mall customers with low price inventory. The supply agreements were renegotiated in June 2010 and approximately $1.9 million of our original deposits were refunded to us. We are unsure if the remainder of the deposits will ever be recovered or if inventory will ever be delivered from the manufacturers. As a result, we have recorded a full reserve for the balance of the deposits as of September 30, 2010.

Net Loss From Continuing Operations Increased by $16.5 million or 191.8%:

The net loss from continuing operations for the year ended September 30, 2010 totaled $7.9 million. Net income for the year ended September 30, 2009 totaled $8.6 million. The net loss from continuing operations for 2010 is a result of the significant increase in marketing promotion expenses in 2010 as compared to 2009.

Net Loss From Discontinued Operations Increased by $14.0 million or 326.6%:

The net loss from discontinued operations for the year ended September 30, 2010 totaled $9.8 million. Net income from discontinued operations for the year ended September 30, 2009 totaled $4.2 million. The net loss from discontinued operations for 2010 is a result of the significant losses incurred on the sale of the entertainment media assets in 2010 as compared to 2009.

Net Income Attributable to the Noncontrolling Interest Decreased by $2.5 million or 83.3%:

The net income attributable to the noncontrolling interest for the years ended September 30, 2010 totaled $0.5 million and $3.0 million, respectively. We acquired all of the remaining minority interest ownerships not already controlled by the Company on November 6, 2009. We do not expect any income or loss associated with noncontrolling interests for the year ending September 30, 2011.

Net Loss Increased by $30.5 million or 238.3%:

Net loss for the year ended September 30, 2010 totaled $17.7 million. Net income for the year ended September 30, 2009 totaled $12.8 million. The net loss for 2010 is a result of the significant increase in marketing promotion expenses in 2010 and the significant losses incurred on the sale of the entertainment media assets in 2010 as compared to 2009.

Liquidity and Capital Resources

As of September 30, 2010, we had a cash balance of $7.1 million. On August 25, 2010, we completed the sale of all of our assets from the discontinued business segments. As a result of the various sales of these assets throughout 2010, we increased our cash position substantially. We used much of this cash for marketing promotion expenses designed to expand our customer base throughout China. We are focused on the growth of the BCP business in China and will utilize all of our resources on an as needed basis to facilitate the continued growth of the BCP business.

Net cash provided by operations for the year ended September 30, 2010 was $3.6 million. We generated a net loss of $17.7 million for the year ended September 30, 2010. We recorded a total of $5.9 million for depreciation and amortization of websites and capitalized computer software. An additional $7.6 million was recorded for stock based compensation for 2010, which is included within costs of sales and operating expenses based on specific allocation of costs. We recorded a $6.2 million impairment loss for the deposits we held on account at three of our manufacturing partners. As of the date of this annual report we are unsure if these deposits will provide us with any financial benefit in the future. Accounts receivable increased for 2010 by $1.7 million. Other current assets for 2010 decreased by $0.2 million. Accounts payable and accrued expenses increased $1.1 million. We also renegotiated certain manufacturing and supply agreements and received a total of $1.9 million upon termination, as a return of cash previously paid to the suppliers as a deposit. Net cash provided by operations for the year ended September 30, 2009 was $9.0 million. We generated net income of $12.8 million for the year ended September 30, 2009. We recorded a total of $5.4 million for depreciation and amortization of websites and capitalized computer software. An additional $1.4 million was recorded for stock based compensation for 2009. We recorded bad debt expense of $0.3 million for 2009. Accounts receivable increased for 2009 by $3.8 million. Other current assets for 2009 decreased by $0.5 million. Accounts payable and accrued expenses increased $0.5 million.

Net cash used in investing activities for the year ended September 30, 2010 was $13.9 million as compared to $6.0 million for the year ended September 30, 2009. We paid $6.8 million for the development of one of our video search engine optimization platform, which will be added as a component of our BCP offering in 2011. We also paid an additional $7.1 million to acquire additional computer hardware and software licenses associated with the BCP business.

Net cash provided by financing activities for the year ended September 30, 2010 totaled $0 as compared to $5.0 million in net cash provided by financing activities for the year ended September 30, 2009. The Company completed capital raises in 2009 for a total of $5.0 million.

Net cash provided by discontinued operations for the year ended September 30, 2010 totaled $17.5 million as compared to $8.1 million in net cash used in discontinued operations for the year ended September 30, 2009. We sold our entertainment media assets and our trading services business segment for gross proceeds of $16.3 million and $0.6 million, respectively, in 2010. Net cash collections of accounts receivable totaled $0.9 million in 2010. We used in cash for discontinued operations during 2010 of $0.3 million.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that will have a current or future effect on our financial condition and changes in financial condition in 2010 or 2009.

Capital Requirements

As of the date of this annual report, management does not believe additional capital is necessary in order to meet the Company’s business objectives for the year ended September 30, 2011. However, if we determine that we do need additional capital we may not be able to continue to find adequate sources of financing in the future.

Impact of Inflation

We believe that inflation has had a negligible effect on operations during the years ended September 30, 2010 and 2009, respectively.

Dividends

We do not expect to pay dividends for the foreseeable future.  As a result, you could lose your entire investment in the Company.

Trends, Events and Uncertainties

The present demand for our products will be dependent upon, among other things, market acceptance of the Company’s concept, the quality of its products, and general conditions which are cyclical in nature. The Company’s business operations may be adversely affected by increased competition and prolonged recessionary periods in China.

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

New Accounting Policies and Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) issued amended revenue recognition guidance for arrangements with multiple deliverables. The new guidance eliminates the residual method of revenue recognition and allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence (VSOE), vendor objective evidence (VOE) or third-party evidence (TPE) is unavailable. For the company, this guidance is effective for all new or materially modified arrangements entered into on or after July 1, 2011 with earlier application permitted as of the beginning of a fiscal year. Full retrospective application of the new guidance is optional. The company is currently assessing its implementation of this new guidance, but does not expect a material impact on the consolidated financial statements.

In October 2009, the FASB issued guidance which amends the scope of existing software revenue recognition accounting. Tangible products containing software components and non-software components that function together to deliver the product’s essential functionality would be scoped out of the accounting guidance on software and accounted for based on other appropriate revenue recognition guidance.  For the company, this guidance is effective for all new or materially modified arrangements entered into on or after July 1, 2011 with earlier application permitted as of the beginning of a fiscal year. Full retrospective application of the new guidance is optional. This guidance must be adopted in the same period that the company adopts the amended accounting for arrangements with multiple deliverables described in the preceding paragraph. The company is currently assessing its implementation of this new guidance, but does not expect a material impact on the consolidated financial statements.

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

In June 2009, the FASB issued amendments to the accounting rules for variable interest entities (VIEs) and for transfers of financial assets. The new guidance for VIEs eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary. In addition, qualifying special purpose entities (QSPEs) are no longer exempt from consolidation under the amended guidance. The amendments also limit the circumstances in which a financial asset, or a portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented, and/or when the transferor has continuing involvement with the transferred financial asset. The company will adopt these amendments for interim and annual reporting periods beginning on July 1, 2010. The company does not expect the adoption of these amendments to have a material impact on the consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.  Financial Statements and Supplementary Data.

SUBAYE, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F1
Consolidated Balance Sheets as of September 30, 2010 and 2009	F2
Consolidated Statements of Operations for the Years Ended September 30, 2010 and 2009	F3
Consolidated Statements of Stockholders’ Equity for the Years Ended September 30, 2010 and 2009	F4
Consolidated Statements of Cash Flows for the Years Ended September 30, 2010 and 2009	F5
Notes to Consolidated Financial Statements for the Years Ended September 30, 2010 and 2009	F6-F35

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Subaye, Inc. and Subsidiaries,

We have audited the accompanying consolidated balance sheets of Subaye, Inc. and Subsidiaries, a Delaware corporation, as of September 30, 2010 and 2009, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the two years ended September 30, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Subaye, Inc. and Subsidiaries, a Delaware corporation, as of September 30, 2010 and 2009, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ DNTW Chartered Accountants, LLP

Markham, Canada
December 22, 2010
Licensed Public Accountants

Subaye, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands Except Share and Share Data)

	As of September 30,
	2010	2009

ASSETS

Current Assets
Cash	$7,120	$2
Accounts Receivable, Net of Allowance for Doubtful Accounts of $363 as of September 30, 2010 and 2009	9,987	8,266
Deposit for Purchases of Inventoriable Assets	-	8,152
Other Current Assets	179	370
Assets of Discontinued Operations	6,550	29,360
Total Current Assets	23,836	46,150
Capitalized Software and Website Development Costs, Net of Accumulated Depreciation of $19,785 and $12,863 in 2010 and 2009	24,268	10,580
Total Assets	$48,104	$56,730

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Expenses	$1,695	$566
Liabilities of Discontinued Operations	-	5,275
Total Current Liabilities and Total Liabilities	1,695	5,841
Commitments and Contingencies
Stockholders' Equity
Preferred Stock, $0.001 Par Value; 50,000,000 Shares Authorized, None Issued and Outstanding as of September 30, 2010 and 2009	-	-
Common Stock, $0.001 Par Value; Authorized 150,000,000 Shares, 7,444,931 and 2,479,243 Issued and Outstanding as of September 30, 2010 and 2009	7	3
Additional Paid-in Capital	61,175	32,452
Deferred Stock Based Compensation	(7,618)	(2,908)
Accumulated Other Comprehensive (Loss) Income	(69)	54
(Acumulated Deficit) Retained Earnings	(7,086)	11,108
Total Stockholders' Equity Controlling Interest	46,409	40,709
Total Stockholders' Equity Noncontrolling Interest	-	10,180
Total Stockholders' Equity	46,409	50,889
Total Liabilities and Stockholders' Equity	$48,104	$56,730

See Accompanying Notes to Consolidated Financial Statements.

Subaye, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)
(In Thousands Except Per Share and Share Amounts)

	For the Year Ended September 30,
	2010	2009

Net Revenues	$39,141	$26,651
Costs of Sales (Including Stock-Based Compensation of $1,838 and $0)	8,281	5,957
Gross Profit	30,860	20,694
Operating Expenses
Marketing Promotions	22,153	6,737
Advertising	3,061	485
General & Administrative (Including Stock-Based Compensation of $5,767 and $1,375)	7,306	4,903
Total Operating Expenses	32,520	12,125
(Loss) Income From Continuing Operations Before Impairment Loss, Provision for Income Taxes, Discontinued Operations and Noncontrolling Interest	(1,660)	8,569
Impairment Loss	(6,268)	-
(Loss) Income From Continuing Operations Before Provision for Income Taxes, Discontinued Operations and Noncontrolling Interest	(7,928)	8,569
Provision for Income Taxes	-	-
(Loss) Income From Continuing Operations Before, Discontinued Operations and Noncontrolling Interest	(7,928)	8,569
(Loss) Income From Discontinued Operations	(9,794)	4,251
Net (Loss) Income before Noncontrolling Interest	(17,722)	12,820
Net Income Attributable to the Noncontrolling Interest	(472)	(3,042)
Net (Loss) Income Attributable to Subaye, Inc.	$(18,194)	$9,778
(Loss) Earnings Per Share - Basic and Diluted:
Basic Net (Loss) Income Per Share Attributable to Subaye, Inc. Common Shareholders
Continuing Operations	$(1.17)	$3.01
Discontinued Operations	(1.44)	2.32
Total	$(2.61)	$5.33
Diluted Net (Loss) Income Per Share Attributable to Subaye, Inc. Common Shareholders
Continuing Operations	$(1.17)	$3.01
Discontinued Operations	(1.44)	2.31
Total	$(2.61)	$5.32
Number of Common Shares Used to Compute Net (Loss) Income Per Share
Basic	6,783,890	1,836,217
Diluted	6,783,890	1,839,230
Comprehensive Income:
Net (Loss) Income	$(17,722)	$12,820
Foreign Currency Translation Adjustment, Net of Tax	(123)	24
Comprehensive Income	(17,845)	12,844
Comprehensive Income Attributable to the Noncontrolling Interest	(476)	(3,035)
Comprehensive Income Attributable to Subaye, Inc.	$(18,321)	$9,809

See Accompanying Notes to Consolidated Financial Statements.

Subaye, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
For the Years Ended September 30, 2010 and 2009
(In Thousands Except Share Amounts)

	Common Stock, $0.001 Par Value
	Shares	Amount	Additional Paid-in Capital	Deferred Stock Based Compensation	Accumulated Other Compre-hensive (Loss) Income	(Accumulated Deficit) Retained Earnings	Total Stockholders' Equity Controlling Interest	Total Stockholders' Equity Noncontrolling Interest	Total Stockholders' Equity

Balance, September 30, 2008	1,560,143	$2	$24,456	$(1,285)	$30	$1,330	$24,533	$7,138	$31,671
Issuance of Stock for Cash	680,600	1	4,998	-	-	-	4,999	-	4,999
Issuance of Stock for Services	238,500	-	2,998	(2,998)	-	-	-	-	-
Amortization of Stock-Based Compensation	-	-	-	1,375	-	-	1,375	-	1,375
Foreign Currency Translation	-	-	-	-	24	-	24	-	24
Net Income	-	-	-	-	-	9,778	9,778	3,042	12,820
Balance, September 30, 2009	2,479,243	3	32,452	(2,908)	54	11,108	40,709	10,180	50,889
Issuance of Stock for Cash	100,000	-	-	-	-	-	-	-	-
Issuance of Stock for Services	976,800	1	12,314	(12,315)	-	-	-	-	-
Issuance of Stock for Acquisition of Minority Interests in Subsidiary	3,408,888	3	10,649	-	-	-	10,652	(10,652)	-
Issuance of Stock for Acquisition of Websites	480,000	-	5,760	-	-	-	5,760	-	5,760
Amortization of Stock-Based Compensation	-	-	-	7,605	-	-	7,605	-	7,605
Foreign Currency Translation	-	-	-	-	(123)	-	(123)	-	(123)
Net Loss	-	-	-	-	-	(18,194)	(18,194)	472	(17,722)
Balance, September 30, 2010	7,444,931	$7	$61,175	$(7,618)	$(69)	$(7,086)	$46,409	$0	$46,409

See Accompanying Notes to Consolidated Financial Statements.

Subaye, Inc. and Subsidiaries
Consolidated Statements of Cashflows
(In Thousands)

	For the Year Ended September 30,
	2010	2009

Cash Flows Provided by Operating Activities
Net (Loss) Income	$(17,722)	$12,820
Adjustments to Reconcile Net (Loss) Income to Net Cash Used in
Operating Activities:
Bad Debt Expense	-	332
Depreciation and Amortization	5,939	5,405
Amortization of Stock-Based Compensation	7,605	1,375
Impairment Loss	6,268	-
Changes in Operating Assets and Liabilities:
Accounts Receivable	(1,721)	(3,773)
Deposits for Inventoriable Assets	1,884	(8,152)
Other Current Assets	191	525
Accounts Payable and Accrued Liabilities	1,129	460
Net Cash Provided by Operating Activities	3,573	8,992
Cash Flows Used in Investing Activities
Purchase of Capitalized Software and Websites	(13,920)	(5,960)
Net Cash Used in Investing Activities	(13,920)	(5,960)
Cash Flows Provided by Financing Activities
Proceeds from Sales of Common Stock	-	4,999
Net Cash Provided by Financing Activities	-	4,999
Cash Flows Used in Discontinued Operations
Changes in Operating Assets and Liabilities:
Assets of Discontinued Operations	22,863	(7,471)
Liabilities of Discontinued Operations	(5,275)	(592)
Net Cash Provided by (Used in) Discontined Operations	17,588	(8,063)
Foreign Currency Translation Adjustment	(123)	(15)
Increase (Decrease) in Cash	7,118	(47)
Cash, Beginning of Period	2	49
Cash, End of Period	$7,120	$2
Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
Interest	$-	$-
Income Taxes	$-	$-
Supplemental Schedule of Noncash Investing and Financing Activities:
Issuance of Stock for Services, Deferred Compensation	$10,115	$1,180
Issuance of Stock for Acquisition of Websites and Related Assets	$5,760	$-
Adjustment of Additional Paid-in-Capital and Noncontrolling Interests From Investment in Subaye Inc, by Noncontrolling Interests	$10,652	$-

See Accompanying Notes to Consolidated Financial Statements

SUBAYE, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BUSINESS DESCRIPTION AND ORGANIZATION

Subaye, Inc. and its subsidiaries (“Subaye” or the “Company”) are a leading provider of online business services in China. Subaye’s primary product is a bundled cloud computing product (“BCP”). The primary market for the BCP is small-to-medium sized businesses (“SMEs”) in the People’s Republic of China (“China”). Subaye is a corporation organized under the laws of the State of Delaware.

On October 23, 2009, the Company changed its name to Subaye, Inc.

On November 6, 2009, the Company acquired the remaining ownership interests the Company did not own in its primary operating subsidiary, Subaye.com, Inc.

On March 16, 2010, the Company discontinued two of its operating segments, the trading services business segment and the entertainment media business segment. The Company disposed of the trading services business segment as of April 29, 2010 and sold the assets of the entertainment media business on an asset by asset basis. The final sale of assets related to the entertainment media business segment occurred on August 25, 2010.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

The Company’s fiscal year end is September 30. References to 2010, for example, refer to the fiscal year ending September 30, 2010.

Basis of Presentation

These financial statements and the related notes to the financial statements are presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”), and are expressed in United States Dollars. This basis of accounting differs in certain material respects from that used for the preparation of the books and records of the Company’s principal subsidiaries, which are prepared in accordance with the accounting principles and the relevant financial regulations applicable to enterprises with limited liabilities established in China or in accordance with the accounting standards used in the specific place of their respective domicile. The accompanying consolidated financial statements reflect necessary adjustments not recorded in the books and records of the Company’s subsidiaries to present them in conformity with GAAP.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Management’s estimates and judgments are derived and continually evaluated based on available information, historical experience and various other assumptions that are believed to be reasonable under the circumstances. Because the use of estimates is inherent in the financial reporting process, actual results could differ from those estimates. In recording transactions and balances resulting from business operations, management makes estimates based on the best available information available at the time the estimate is made. As better information becomes available or actual amounts are determinable, the recorded estimates are revised. Consequently, operating results can be affected by revision to prior estimates.

SUBAYE, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Significant estimates and assumptions made by management include the determination of the provision for income taxes, collectability of balances owed from customers or third parties, the fair value of websites and software acquired or purchased from third parties, respectively, the fair value of stock awards issued and the allocation of the purchase price paid for acquisitions.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all its wholly and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company previously held a controlling interest in Subaye.com, Inc (“Subaye.com”). On November 6, 2009, the Company acquired the remaining minority-owned interests in Subaye.com. As of September 30, 2010, Subaye.com was a wholly-owned subsidiary of the Company.  As of September 30, 2009, the Company owned a 69.03% interest in Subaye.com. Given the Company’s controlling interest in Subaye.com, for each fiscal year presented within these financial statements, the accounts of Subaye.com have been consolidated with the accounts of the Company, and a noncontrolling interest has been recorded for the noncontrolling investors’ interests in the net assets and operations of Subaye.com to the extent of the noncontrolling investors’ individual investments. Noncontrolling interest of $0 and $10,180 thousand as of September 30, 2010 and September 30, 2009, respectively, have been reflected in stockholders’ equity.

The Company now reports the noncontrolling interest in a subsidiary as a component of equity in the consolidated balance sheets and discloses on the face of the consolidated statements of operations the amounts of the consolidated net income attributable to the controlling interest and to the noncontrolling interests. Prior period amounts have been reclassified to reflect the effect of the retrospective adoption in fiscal 2010 of new accounting and presentation guidance for the noncontrolling interest, the effect of which is not material to any period presented.

The Company’s subsidiaries as of September 30, 2010 are identified by each of their respective legal names in the table below.

Subsidiaries	Countries Registered In	Percentage of Ownership
Subaye.com, Inc. *	United States of America, Delaware	100.00%
Subaye IIP Limited *	British Virgin Islands	100.00%
Guangzhou Subaye Computer Tech Limited *	The People’s Republic of China	100.00%
Mystaru Ltd.	Hong Kong, The People’s Republic of China	100.00%
3G Dynasty Inc.	British Virgin Islands	100.00%
Media Group International Limited *	Hong Kong, The People’s Republic of China	100.00%

The trading services business was operated by a former subsidiary of the Company, Guangzhou Panyu Metals and Materials Limited. This entity was sold to a third party on April 29, 2010.

*Ownership interest as of September 30, 2009 was 69.03%.

SUBAYE, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Segment Data

The Company manages its operations on a single-segment basis for purposes of assessing performance and making operating decisions. Previously, the Company managed its trading services and entertainment media business segments separately from the Company’s continuing operations. Results of operations for the Company’s discontinued operations for the years ended September 30, 2010 and 2009, respectively, include the results of operations for the trading services and entertainment media business segments.

Concentrations of Credit Risk

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash and trade accounts receivable. As of the date of these financial statements, the Company only maintained cash balances at financial institutions in the Special Administrative Region of Hong Kong and in China, respectively. These cash balances may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits applicable to financial institutions located in the United States of America (“U.S.”). However, none of the Company’s cash has been or is currently insured by the FDIC or a similar government sponsored institution. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks related to its cash. However, the Company monitors the credit ratings of these financial institutions in order to mitigate the Company’s credit risk. The Company does not require collateral for its accounts receivable and grants credit to its customers without significant consideration of each customer’s credit history and financial stability. Historically, the Company has not encountered difficulty collecting its accounts receivable. Although, slow collection rates have been encountered and tolerated by the Company since significant operations of the Company’s continuing operations began in October 2006. The Company does not believe it is subject to significant credit risk relative to its accounts receivable at this time. The allowance for doubtful accounts is based upon historical loss patterns, the number of days that billings are past due and an evaluation of the potential risk of loss associated with delinquent accounts.

The Company’s operations are carried out in China. Accordingly, the Company’s business, financial condition and results of operations, respectively, may be influenced significantly by the political, economic and legal environments in China as well as by the general state of the economy in China. The Company’s operations in China are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks are associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

The Company’s operations are also subject to interest rate risks and foreign currency risks. However, the Company does not believe these risks are significant to the Company’s current or future operations.

Cash and Cash Equivalents

Cash consists of all cash balances in highly liquid investments with original maturities of three months or less. Cash is stated at cost, which approximates fair value. All cash is held at financial institutions located in Hong Kong or China, respectively.

SUBAYE, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The Company does have off-balance sheet credit exposure related to its customers, due to a concentration of accounts receivable due from certain customers.

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

Inventory

Prior to the disposal of the trading services business segment, inventory was stated at the lower of cost or market. The cost was determined under the first-in-first-out (FIFO) method valuation method. An allowance for excess or obsolete inventory was maintained by the Company. The Company determined an appropriate balance in this account based on historical data and specific identification of certain inventory items. The Company routinely shipped and accepted deliveries of goods without insuring for potential losses on the goods during the course of delivery from suppliers. Additionally, in certain cases, the Company accepted liability for losses incurred on its goods as they are en route for delivery to the Company’s customers. The Company has not historically encountered significant losses during the delivery process.

Capitalized Software and Website Development Costs

Costs related to certain website development activities are expensed as incurred (such as planning and operating stage activities) in accordance with ASC 350-40, Internal Use Software. Costs relating to certain website application and infrastructure development are generally capitalized, and are amortized over their estimated useful lives, generally three years.  Since the Company's inception in January 2005, the Company has not capitalized any costs incurred in website development.  All costs have been expensed as incurred.  The Company capitalized the cost of acquiring the www.subaye.com website from an unaffiliated third party and capitalized other websites acquired by the Company’s other subsidiaries that previously acquired websites from unaffiliated third parties.

Management evaluates the useful lives of its websites and capitalized software on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

The Company capitalized $0 and $2,919 thousand, respectively, of software and website development costs during fiscal 2010 and fiscal 2009. Amortization expense associated with software and websites totaled $5,918 thousand and $6,222 thousand during fiscal 2010 and fiscal 2009, respectively.

SUBAYE, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment

Property and equipment is located in China and is recorded at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the expected useful life of the asset, after the asset is placed in service. The Company generally uses the following depreciable lives for its major classifications of property and equipment:

Description	Useful Lives
Computer hardware	3 years
Motor Vehicles	3 years
Furniture and fixtures	5-7 years
Leaseholder improvements	5 years

Valuation of Long-Lived Assets

Long-lived tangible assets and definite-lived intangible assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company uses an estimate of undiscounted future net cash flows of the assets over the remaining useful lives in determining whether the carrying value of the assets is recoverable. If the carrying values of the assets exceed the expected future cash flows of the assets, the Company recognizes an impairment loss equal to the difference between the carrying values of the assets and their estimated fair values. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent from other groups of assets. The evaluation of long-lived assets requires the Company to use estimates of future cash flows. However, actual cash flows may differ from the estimated future cash flows used in these impairment tests. At September 30, 2010 and 2009, respectively, based on management’s projected future cash flows, management has determined there is no impairment of long-lived assets.

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

Fair Value Measurements

The Company's financial instruments include cash, trade accounts receivable, accounts payable, accrued liabilities, and liabilities of discontinued operations.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value as of September 30, 2010.

ASC 820, Fair Value Measurements and Disclosures, clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

SUBAYE, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis at September 30, 2010 or 2009. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the years ended September 30, 2010 or 2009.

Comprehensive Income

The Company follows the gudinace in ASC 220, Comprehensive Income. ASC 220 consists of net income and accumulated other comprehensive income (loss), which includes certain changes in equity that are excluded from net income (loss). Specifically, cumulative foreign currency translation adjustments, net of taxes, are included in accumulated other comprehensive income (loss). Accumulated other comprehensive (loss) income has been reflected in stockholders’ equity.

Revenue Recognition

Bundled Cloud Product (“BCP”)

The Company derives its revenues from subscription revenues, which are comprised of subscription fees from customers accessing Subaye’s BCP. As of September 1, 2010, all of the Company’s revenues were being earned from monthly subscriptions to the BCP, which is marketed to customers as the eNabler 2.0 product. The Company recognizes revenue when all of the following conditions are met:

•	There is persuasive evidence of an arrangement;
•	The service has been provided to the customer;
•	The collection of the fees is reasonably assured; and
•	The amount of fees to be paid by the customer is fixed or determinable.

The Company’s arrangements do not contain general rights of return.

BCP subscription revenues are recognized ratably on a monthly basis beginning on the commencement date of service to the customer. The Company does not enter into contracts with its BCP customers. The subscription is renewed on a monthly basis by the customer unless they notify the Company otherwise. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. The subscription revenues are nonrefundable. There is no cancellation fee if a customer decides not to renew their access to the Company’s BCP. As of September 30, 2010 and 2009, the Company had not invoiced any customers where the revenue recognition criteria had not yet been met.

SUBAYE, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company does not currently utilize revenue arrangements with multiple deliverables, such as an arrangement that includes subscription, premium support and consulting or training services. However, these types of revenue arrangements are possible in the future. If such revenue arrangements are entered into, the Company will allocate the total amount the customer will pay to the separate units of accounting based on their relative fair values, as determined by the price of the undelivered items when sold separately.

In determining whether consulting services that may be offered in the future can be accounted for separately from subscription revenues, the Company considers the following factors for each consulting agreement: availability of the consulting services from other vendors, whether objective and reliable evidence for fair value exists for the undelivered elements, the nature of the consulting services, the timing of when the consulting contract was signed in comparison to the subscription service start date, and the contractual dependence of the subscription service on the customer’s satisfaction with the consulting work. If a consulting arrangement does not qualify for separate accounting, the Company recognizes the consulting revenue ratably over the remaining term of the subscription contract. Additionally, if a multiple deliverable revenue arrangement is entered into by the Company, the Company will defer only the direct costs of the consulting arrangement and amortize those costs over the same time period as the consulting revenue is recognized.

Video Showcase Subscription Revenues

Prior to September 1, 2010, the Company’s primary revenue stream consisted of subscription fees generated from the Company’s video showcase product. Customers were charged a monthly subscription fee of approximately $120 (800 Chinese Renminbi was the monthly subscription fee) beginning on the date the customer’s video showcase was available for viewing online. Subscription revenues were recognized on a pro-rata basis, calculated on a day-to-day basis and invoiced at the end of each month. The Company did not charge for the production of the video showcase and did not charge a cancellation fee or penalty if and when a customer decided to terminate the subscription. Video showcase productions are now offered to customers as a component of the BCP.

Cloud Subscription Revenues

Prior to September 1, 2010, the Company’s secondary revenue stream consisted of subscription fees generated from the Company’s original cloud computing product offering (the “Cloud Product”). Customers were charged a monthly subscription fee of $100 beginning on the date the customer first had the ability to access Subaye’s online services network or through specific individually negotiated contracts, all of which were in the form of a monthly subscription model with fees of $100 per customer. Subaye’s proprietary Cloud Product included various software modules including content management, customer relationship management and video management solutions. The Cloud Product was marketed to customers as the eNabler 1.0 product. Upon the launch of the BCP, the eNabler 1.0 product was effectively replaced and is no longer available for use by our customers.

Deferred Revenues

Deferred revenue primarily consists of billings or payments received from customers in advance of the Company meeting its revenue recognition criteria. The Company generally invoices its customers on monthly basis. Accordingly, any future deferred revenue balance reported by the Company does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements.

SUBAYE, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Entertainment Media - Licensing Agreements

Prior to the disposal of certain assets as described in Footnote 4 to the consolidated financial statements, the Company’s entertainment media business segment generated licensing revenue derived from the Company’s copyrights is recognized in accordance with ASC 926, Entertainment - Films (“ASC 926”). ASC 926 specifies that revenue is to be recognized when all of the following conditions are met:

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

Trade Services

Prior to the disposal of the trading services business segment, the Company recognized revenue on import and export sales when products are delivered and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Net sales of products represent the invoiced value of goods, net of value added taxes, sales returns, trade discounts and allowances. The Company reviewed the considerations included in ASC 405-45 with respect to sales of products within each of our business segments but with particular attention to our importing and exporting business segment. We determined that while ASC 405-45 outlines the variety of types of business transactions which would require the Company to report its revenues and costs of goods sold on a net basis, we do not believe our importing and exporting business should be accounted for with net reporting of revenues and costs of sales. The Company takes full ownership and assumes the risk of loss for its imported goods while the goods are in transit. The Company does not consider itself an agent for its customers, as described by ASC 405-45. After reviewing ASC 405-45, management believes that the Company is correct in continuing to present its revenues and costs of goods sold on a gross basis.

Sales revenue represents the invoiced value of goods, net of a value-added tax (VAT). All of the Company’s products sold in the China are subject to a Chinese value-added tax at a rate of 6% of the gross sales price or at a rate approved by the Chinese local government.

Customer Relationship Agent Costs

The Company previously issued shares of the Company’s common stock as compensation to its customer relationship agents (the “Agents”). The period of service for Agents who received stock-based compensation covering territories outside of mainland China is three years. The Company has estimated that approximately 90% of the services performed by these Agents are services considered to be related to the sales process and has therefore included approximately 90% of the stock-based compensation recorded for the year ended September 30, 2010 in costs of sales. The remaining 10% of the stock-based compensation recorded per period is recorded in general and administrative expenses.

SUBAYE, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company also previously paid the Agents significant amounts of cash for local working capital purposes. The Agent’s contracts provide the Company with certain controls over the use of the cash by the Agents. A large portion of this cash had not been used or allocated to any specific marketing promotions as of September 30, 2010. However, the Company’s level of control over the cash is not substantial enough under GAAP such that the Company can defer, amortize or specifically allocate the expenses incurred by the Agents over their contract terms. As a result, the Company has determined that the Company must immediately expense the entire balances of working capital cash paid to its Agents.

Agents are compensated with a 30% cash commission, determined based on total sales generated by the Agent in the territory, net of applicable taxes, and total agency commissions recorded for the territory. The Company records the compensation paid to Agents under these terms as a reduction of revenues, in accordance with ASC 605-45 Principal Agent Considerations.

Advertising Costs

The Company expenses advertising costs incurred for its own online, print and outdoor advertising expenses as the costs are incurred.

Amortization of Copyrights

Prior to the disposal of the Entertainment Media business segment, the Company amortized its copyrights using the individual-film-forecast-computation method, in accordance with ASC 926, which amortizes or accrues (expenses) such costs in the same ratio that current period actual revenue (numerator) bears to estimated remaining unrecognized ultimate revenue as of the beginning of the current fiscal year (denominator). The Company began amortization of certain movie copyrights in December 2006, when the Company began to recognize revenue from motion picture films. Amortization related to the Company’s copyrights was $590 thousand and $928 thousand for the years ended September 30, 2010 and 2009, respectively, and is included in the (loss) income from discontinued operations in the statements of operations.

The ultimate revenue to be included in the denominator of the individual-film-forecast-computation method fraction is subject to certain limitations. If an event or change in circumstance indicates that the Company should assess whether the fair value of the copyright is less than its unamortized costs, the Company will determine the fair value of the film and will write off the amount by which the unamortized capitalized costs exceeds the episode's fair value. Accordingly, the Company cannot subsequently restore any amounts written off in previous fiscal years to income.

Stock-Based Compensation

During the year ended September 30, 2010 and 2009, the Company offered certain employees, members of the Board of Directors, and consultants stock-based compensation in the form of shares of our common stock. The Company accounts for these issuances of common stock to employees and consultants in accordance with ASC 718, “Compensation – Stock Compensation” (“ASC 718”). Under this method, stock compensation expense includes compensation cost for all share-based payments granted based on the grant date fair value estimated in accordance with ASC 718 and amortized on a straight-line basis over the share-based payments’ remaining vesting period.

SUBAYE, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

During fiscal 2010, the Company recognized stock-based compensation expense of $7,605 thousand. As of September 30, 2010, the aggregate stock compensation remaining to be amortized to costs and expenses was $7,618 thousand. Adjusting for certain subsequent events, including the cancellation of a consultant’s contract, the Company expects this stock-based compensation balance to be amortized as follows:

Twelve Months Ended September 30, (in thousands)
2011	$4,848
2012	2,561

$7,409

The expected amortization reflects only outstanding stock awards as of September 30, 2010 and assumes no forfeiture activity unless specifically disclosed herein. The Company expects to continue to issue share-based awards to its employees in future periods.

Research and Development

Research, development, and engineering costs are expensed as incurred. Research, development, and engineering expenses primarily include payroll and headcount related costs, contractor fees, infrastructure costs, and administrative expenses directly related to research and development support. Research and development expenses for 2010 and 2009 were $237 thousand and $118 thousand, respectively.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company follows ASC 740, “Income Taxes” (“ASC 740”), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a return. ASC 740 provides guidance on the measurement, recognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. The charge for taxation is based on the results for the year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probable that taxable profit will be available against which deductible temporary differences can be utilized.

Deferred tax is calculated using tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it is related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity.

SUBAYE, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets and liabilities are offset when they related to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis.

Foreign currency translation

The reporting currency of the Company is the US dollar. The Company’s principal operating subsidiaries established in the PRC use their local currency, Renminbi (RMB), as their functional currency. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the statements of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the consolidated statement of stockholders’ equity and amounted to $(69) thousand and $54 thousand as of September 30, 2010 and 2009, respectively.

Earnings per Share

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

The following chart details the common stock equivalents outstanding at each period presented, adjusted for the cancellation of a consultant’s contract subsequent to September 30, 2010.

	As of September 30,
	2010	2009

Stock Warrants, Exercisable at $18, Expiring on March 11, 2014	93,750	-
Stock Warrants, Exercisable at $12, Expiring on September 24, 2014	22,000	22,000
Stock Options, Exercisable at $16.05, Expiring on February 10, 2020	23,200	-

	138,950	22,000

Reclassifications

Certain reclassifications to the Company’s balance sheets and statements of operations have been made in 2010, in order for the 2009 financial statements to conform to the presentation of these financial statements.  These reclassifications did not impact the Company’s assets, liabilities, net income or stockholders’ equity for the years ended September 30, 2010 and 2009, respectively.

SUBAYE, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – DISCONTINUED OPERATIONS

The Company’s management agreed to a plan for disposal of the Company’s trading services business segment and also determined the Company would commence a formal search for potential buyers of the assets of the Company’s entertainment media business segments, namely copyrights to entertainment productions originally created in China. In accordance with ASC 360-45-9, Property, Plant & Equipment, the Company met the conditions for classifying the assets and liabilities of the business segments and assets to be disposed of, as held for sale, on March 16, 2010. The assets and liabilities of the discontinued operations of the trading services and entertainment media business segments have been aggregated and presented as separate line items in the Company’s condensed consolidated balance sheets for each period presented.  The results of operations of the discontinued operations have been aggregated and presented as a separate line item in the condensed consolidated statement of operations for each period presented.

The following table provides the amount of cash proceeds, adjusted cost basis and gain or loss on the sale of assets and liabilities for the years ended September 30, 2010 and September 30, 2009, respectively:

	Fiscal Year Ended September 30,
	2010	2009
	(In Thousands)

Gross Proceeds From the Sale of Assets	$16,300	$6,123
Adjusted Cost Basis of Assets Sold	24,338	5,405
(Loss) Gain on Sale of Assets	$(8,038)	$718

During the year ended September 30, 2010, the Company realized a total loss of $8,038 thousand on the sale of copyrights to eight entertainment production titles. These copyrights were sold to unaffiliated entities based in China.

During the year ended September 30, 2009, the Company realized a total profit of $718 thousand on the sale of copyrights to two entertainment production titles. These copyrights were sold to unaffiliated entities based in China.

During the year ended September 30, 2010, the Company did not purchase any copyrights for entertainment productions.

During the year ended September 30, 2009, the Company purchased three (3) copyrights for entertainment productions for a total of $10,872 thousand.

On April 3, 2009, the Company’s subsidiary, Subaye IIP Limited , entered into an agreement with a PRC website developer for $2,100 thousand to develop a website, a website infrastructure and web content under the direction of Subaye IIP Limited. The website, website infrastructure and web content is scheduled to be completed by April 2, 2010.

SUBAYE, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Assets of Discontinued Operations

Assets of discontinued operations at September 30, 2010 and September 30, 2009 are detailed in the table below.

	September 30,
	2010	2009
	(In Thousands)

Cash	$-	$319
Accounts Receivable	6,550	7,441
Inventory	-	582
Prepaid Expenses	-	2,794
Property & Equipment, Net	-	46
Copyrights, Net	-	17,621
Goodwill	-	557
Total Assets of Discontinued Operations	$6,550	$29,360

Liabilities of discontinued operations at September 30, 2010 and September 30, 2009 are detailed in the table below.

	September 30,
	2010	2009
	(In Thousands)

Accounts Payable and Accrued Expenses	$-	$3,867
Customer Deposits	-	545
Bank Loan Payable	-	863
Total Liabilities of Discontinued Operations	$-	$5,275

The results of operations of the discontinued trading services business segment are presented in the condensed consolidated audited statement of operations for the years ended September 30, 2010 and 2009 presented below:

	Fiscal Years Ended September 30,
	2010	2009
	(In Thousands)

Sales	$8,094	$11,061
Costs of Sales	7,883	10,792
Gross Profit	211	269
Net Income	$15	$17

On April 29, 2010, the Company entered into a purchase and sale agreement (the “Agreement”) with Superb Quality Limited (“Superb”), pursuant to which the Company sold its 100% ownership interest in Panyu M&M Co. Ltd., the Company’s former wholly-owned PRC subsidiary (“Panyu”), to Superb in exchange for $600 thousand in cash.  Panyu was the local operating entity that the Company conducted its trade services business segment through and holds the necessary licenses to conduct international and domestic trading and provide logistics services to customers.

SUBAYE, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The results of operations of the discontinued entertainment media business segment are presented in the consolidated statement of operations for the years ended September 30, 2010 and 2009 presented below:

	Fiscal Years Ended September 30,
	2010	2009
	(In Thousands)

Sales	$17,985	$12,142
Costs of Sales	25,881	7,893
Gross (Loss) Profit	(7,896)	4,249
Net (Loss) Income	$(9,809)	$4,234

The Company sold the last remaining assets of the entertainment media business segment on August 25, 2010. As a result, the Company does not expect the discontinued operations will have any impact on the Company’s statements of operations and net earnings for the year ended September 30, 2011 or for any year thereafter. The Company successfully collected the $6,550 thousand from the sale of assets of this business segment in November 2010.

NOTE 4 – MARKETING PROMOTIONS AND CUSTOMER RELATIONSHIP AGENTS

During the year ended September 30, 2010, the Company entered into numerous contracts with its customer relationship agents (the “Agents”) and provided many of the Agents with significant operating capital to conduct their business development activities within each of the Company’s new markets. Each of the contracts entered into with the Agents provides for certain key terms as described below.

•	The Agents have been instructed to create business development plans for each localized market.
•	The Agents will present the business development plans and any specific use of cash to the Company.
•	The Agents can only utilize the cash once they have received approval from the Company. The Company has a full right of refusal on any proposals presented by the Agent.
•	Once the contract between the Company and the Agent is completed or terminated, the Agent must return any unused cash to the Company.

SUBAYE, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The chart below details the key terms of the agreements the Company has with each of the Agents.

Territory Covered By Agent	Funding Commitment by Subaye (1)	New Member Commitment from Agent	Agent Fee Structure

Anhui	$1,500	10,000		(3)
Chongqing City	1,500	10,000		(3)
Fujian	2,796	20,000		(3), (4)
Guangdong (2)	$0	N/A	N/A
Hainan	1,500	10,000		(3)
Hebei	1,600	15,000		(4)
Hong Kong	2,960	20,000		(3), (4)
Hubei	1,500	10,000		(3)
Hunan	1,500	10,000		(3)
Jiangsu	1,500	10,000		(3)
Jiangxi	1,500	10,000		(3)
Jilin	1,500	10,000		(3)
Lianing	1,500	10,000		(3)
Neimenggu	1,300	10,000		(3)
Guangxi	1,296	10,000		(4)
Shandong	1,500	10,000		(3)
Shanghai City	1,800	10,000		(3)
Shanxi	1,500	10,000		(3)
Sichuan	1,500	10,000		(3)
Taiwan	2,000	10,000		(3)
Tianjin City	1,500	10,000		(3)
Yunnan	1,500	10,000		(3)
Zhejiang	1,500	10,000		(3)

Total	$36,252

(1)	Dollars are in thousands, available to be advanced to the Company’s Agents as needed and as approved by the Company.
(2)	Funding is not yet determined, marketing and agent plans in process.
(3)
A 30% cash commission on sales generated by the Agent net of income taxes and all agency commissions, in connection with agency agreements entered into in September 2010 (a 25% commission existed between April 2010 and September 2010) apply to this territory and consist of the total compensation awarded to the agents in this territory unless otherwise noted.

(4)
A portion of $5,800 thousand in stock compensation in connection with agency agreements entered into in October 2009, November 2009 and January 2010 apply to this territory and consist of the total compensation awarded to the agents in this territory unless otherwise noted.

A total of $22,153 thousand and $6,737 thousand were paid by the Company for marketing promotions during the fiscal year ending September 30, 2010 and 2009, respectively. During 2010, the total balance of $22,153 thousand was utilized for marketing promotions with the Company’s Agents in the Company’s new markets. A total of $8,299 thousand in future funding of the Agent’s working capital needs are anticipated during the year ending September 30, 2011 and 2012.  During 2009, the Company and its customers completed a joint marketing campaign costing a total of $6,737 thousand. The joint marketing campaign consisted of a DVD promotion. Each DVD included branding and marketing materials specific to the Company and each of the individual customers receiving copies of the DVDs.

SUBAYE, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - ACCOUNTS RECEIVABLE

Trade accounts receivable at September 30, 2010 and September 30, 2009 consisted of the following:

	September 30,
	2010	2009
	(In Thousands)

Trade Accounts Receivable	$10,350	$8,629
Less: Allowance for Doubtful Accounts	(363)	(363)
Totals	$9,987	$8,266

The Company has the following concentrations of business with customers constituting greater than 5% of the Company’s gross accounts receivable as of September 30, 2010 and September 30, 2009. The nonpayment of these accounts receivables, individually or in the aggregate, could have a material impact on our future results of operations.

These accounts receivable totaled $9,212 thousand and $8,456 thousand or 89% and 98% of our gross total accounts receivable as of September 30, 2010 and September 30, 2009, respectively.

	September 30, 2010	September 30, 2009

Customer 1	29%	30%
Customer 2	24%	68%
Customer 3	10%	-%
Customer 4	10%	-%
Customer 5	9%	-%
Customer 6	7%	-%

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

SUBAYE, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The activity in the allowance for doubtful accounts for trade accounts receivable as of September 30, 2010 and September 30, 2009 is as follows:

	September 30,
	2010	2009
	(In Thousands)

Beginning Allowance for Doubtful Accounts	$363	$31
Additional Charge to Bad Debt Expense	-	332

Ending Allowance for Doubtful Accounts	$363	$363

NOTE 6 – DEPOSIT FOR PURCHASES OF INVENTORIABLE ASSETS AND IMPAIRMENT LOSS

On May 3, 16 and 26, 2009, the Company’s subsidiary, Subaye IIP Limited, entered into three agreements with three consumer goods distributors in China. The consumer goods distributors committed to delivering goods ordered by Subaye IIP Limited or the members of www.subaye.com “just in time.” If the consumer goods distributors do not deliver the products ordered by the first day subsequent to the order, the consumer goods distributors will pay Subaye IIP Limited a penalty equal to 5% of the cost of the product ordered per day it is delivered late. The products include clothes, footwear, bags and garniture, jewelry and electronics.

The contracts are valid from May 3, 16 and 26, 2009 through November 2, 15 and 25, 2010, respectively.  In accordance with the contract, Subaye IIP Limited paid a deposit of $8,152 thousand during the year ended September 30, 2009.  The deposit will be used by the consumer goods distributor to ensure product is available for ordering by Subaye IIP Limited or the members of www.subaye.com on an as needed basis.

In June 2010, the contracts with the three consumer goods distributors were renegotiated as a result of significant increased costs of manufacturing in China. The deposits held by the consumer goods distributors were decreased. The Company received a refund of $1,898 thousand in June 2010. As of September 30, 2010, the Company was negotiating with the remaining consumer goods distributor to cancel the contract between the Company and the consumer goods distributor. As a result of the deteriorated relationship with this remaining consumer goods distributor, the Company cannot be sure the consumer goods distributor will return the Company’s cash upon the termination of the contract. As a result, as of September 30, 2010, the Company has recorded an impairment loss related to these contracts totaling $6,268 thousand. As a result, the net balance in deposits for purchases of inventoriable assets totaled $0 as of September 30, 2010.

NOTE 7 - CAPITALIZED SOFTWARE AND WEBSITE DEVELOPMENT COSTS

Capitalized software and website development costs consisted of the following:

	September 30,
	2010	2009
	(In Thousands)

Computer Software & Equipment	$16,542	$9,418
Websites	27,451	13,965
Other Fixed Assets	60	60
	44,053	23,443
Less: Accumulated Depreciation	(19,785)	(12,863)
	$24,268	$10,580

SUBAYE, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 200,000,000 shares, in aggregate, consisting of 150,000,000 shares of common stock, $0.001 par value, and 50,000,000 shares of preferred stock, $0.001 par value. The Company's Certificate of Incorporation authorizes the Board of Directors (the "Board") to determine the preferences, limitations and relative rights of any class or series of Company preferred stock prior to issuance and each such class or series must be designated with a distinguishing designation prior to issuance. As of September 30, 2010, no shares of the Company’s preferred stock and 7,444,931 shares of the Company’s common stock were issued and outstanding.

Equity Award Plan

The Company’s shareholders approved the Subaye, Inc. 2010 Omnibus Long-Term Incentive Plan (the “LTIP”) on September 8, 2010. Under the LTIP, up to 900,000 shares of the Company’s common stock, $.001 par value per share, may be awarded. Awards may be in the form of stock options, stock appreciation rights (“SARs”), shares of restricted stock, restricted stock units or other stock-based awards. Stock options granted under the LTIP may not be granted at an exercise price less than 100% of the fair market value of the common stock on the date of grant. Options may not be granted for a term in excess of ten years. Except in certain circumstances, options that vest based on continued service of the optionee may not vest earlier than one year from the date of grant. SARs granted under the LTIP must have a measurement price not less than 100% of the fair market value on the date of grant. SARs may not be granted for a term in excess of ten years. Restricted stock may be granted subject to the Company’s right to repurchase all or part of such shares at their issue price or other stated or formula price (or to require forfeiture if such shares are issued at no cost) from the recipient in the event that conditions of the grant are not satisfied prior to the end of the restriction period. Such conditions may include the achievement of performance goals or continued service with the Company. Except in certain circumstances, restricted stock that vests solely based on the passage of time will not vest prior to the first anniversary of the date of grant, be no more than one-third vested prior to the second anniversary of the date of grant, and be no more than two-thirds vested prior to the third anniversary of the date of grant.

On September 21, 2010, the Company agreed to issue a total of 190,000 shares of common stock, valued at $2,018 thousand, to key members of management as one-time bonuses under the Company’s LTIP.

On September 21, 2010, the Company agreed to issue 20,000 shares of common stock, valued at $209 thousand, to King Rong, the Company’s Vice President of Sales. The shares of common stock were issued under the Company’s LTIP and fully vested as of the date Mr. Rong reported to the Company, which was approximately October 20, 2010.

The table below details the equity awards available to be issued under the LTIP as of September 30, 2010 as well as share issuances during the year ended September 30, 2010.

Total Equity Awards Issuable Under the LTIP	900,000
Equity Awards During Fiscal 2010	(210,000)
Equity Awards Issuable Under the LTIP as of September 30, 2010	690,000

SUBAYE, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Other Share Awards

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

On March 2, 2010, the Company entered into an acquisition agreement (the “Agreement”) with CoCloudInfoserve Limited, a Chinese company (“CIL”).  Pursuant to the terms of the Agreement, the Company acquired all of the website domains and related assets, used by CIL to operate various online shopping websites, www.gzxiti.com, www.gzxing.com.cn, www.gzbuyun.com.cn, www.gzjinxiu.com, www.gznantian.com, and www.gzxhaxi.com, in exchange for 480,000 shares of the Company’s common stock, valued at $5,760 thousand.

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

On November 9, 2009, the Company awarded contracts to two consultants for a total of 96,000 shares of the Company’s common stock valued at $1,164 thousand. The agreements are for a term of three years. The Company amortizes the compensation provided to each consultant over each contract term.

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

On November 6, 2009, the Company issued 100,000 shares of its common stock to an investor in accordance with a stock purchase agreement entered into in September 2009.

On October 23, 2009, the Company effectuated a reverse stock split on a 100 to 1 (100:1) basis.  All references in the financial statements to the number of shares outstanding and per share amounts of the Company’s common stock have been restated retroactively to reflect the effect of the stock split for all years presented.

SUBAYE, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

On September 24, 2009, the Company agreed to issue 30,000 shares of common stock to its Chief Executive Officer for a two year employment agreement at a price of $9.10 per share for total consideration equal to $273 thousand. The Company amortizes the compensation provided to the Chief Executive Officer over the contract term.  These shares were issued on October 6, 2009.

On September 24, 2009, the Company agreed to issue 10,000 shares of common stock to its Secretary for a one year employment agreement at a price of $9.10 per share for total consideration equal to $91 thousand. The shares were issued as a sign on bonus and were amortized in full on in September 2009. The Company amortizes the compensation provided to its Secretary over the contract term.  These shares were issued on October 6, 2009.

On September 24, 2009, the Company agreed to issue 20,000 shares of common stock to its President for a two year employment agreement at a price of $9.10 per share for total consideration equal to $182 thousand. The Company amortizes the compensation provided to the President over the contract term.  These shares were issued on October 6, 2009.

On September 24, 2009, the Company agreed to issue 120,000 shares of common stock to China Industry Park Holdings Limited, for consulting services related to the IPTV industry in China at a price of $9.10 per share for total consideration equal to $1,092 thousand. The Company amortizes the compensation over the contract term.  These shares were issued on October 6, 2009.

On September 18, 2009, the Company agreed to issue 20,000 shares of common stock to Virtrius Limited, an entity wholly-owned by the Company’s Chief Financial Officer, for marketing and investor relations services at price of $9.00 per share for total consideration equal to $180 thousand. The Company amortizes the compensation over the contract term.  These shares were issued on October 6, 2009.

On March 30, 2009, the Company agreed to issue 85,000 shares of common stock to Trueboon Limited for consulting services over a 36 month contract at a price of $6.00 per share for total consideration equal to $510 thousand. The Company amortizes the compensation over the contract term.

On January 6, 2009, the Company agreed to issue 80,000 shares of common stock to Bloomen Limited for consulting services over a 36 month contract at a price of $4.00 per share for total consideration equal to $320 thousand. The Company amortizes the compensation over the contract term.

SUBAYE, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On October 10, 2008, the Company agreed to issue 70,000 shares of common stock to Results Group International for consulting services at a price of $5.00 per share for total consideration equal to $350 thousand. The Company amortizes the compensation over the 36 month contract term.

Stock Options

On February 10, 2010, the Company awarded a stock option for a total of 23,200 shares of common stock to an independent board member valued at $287 thousand. The stock option will vest over the fiscal year ended September 30, 2010, and is exercisable at a price of $16.05 per share and will expire on February 10, 2020. The Company amortized the compensation provided to this independent board member on a straight line basis through the year ended September 30, 2010.

Fair value is generally based on independent sources such as quoted market prices or dealer price quotations. To the extent certain financial instruments trade infrequently or are non-marketable securities, they may not have readily determinable fair values. The Company estimated the fair value of the stock options issued using the Black Scholes pricing model and available information that management deems most relevant. Among the factors considered in determining the fair value of financial instruments are discounted anticipated cash flows, the cost, terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price and trading history of similarly traded securities, and other factors generally pertinent to the valuation of financial instruments. The following table provides the valuation inputs used to value the stock options.

Attribute	Valuation Inputs Used as of March 11, 2010

Stock Price	$16.05
Risk Free Interest Rate	3.66%
Volatility	68.48%
Exercise Price	$16.05
Dividend Yield	0%
Contractual Life (Years)	10

The following is a summary of the Company’s stock option activity through September 30, 2010:

	Stock Options	Weighted Average Exercise Price
Outstanding – September 30, 2009	-	$0.00
Exercisable – September 30, 2009	-	$0.00
Granted	23,200	$16.05
Exercised	-	$0.00
Forfeited/Cancelled	-	$0.00
Outstanding – September 30, 2010	23,200	$16.05
Exercisable – September 30, 2010	23,200	$16.05

The weighted average contractual life of the stock options as of September 30, 2010 is 9.50 years.

SUBAYE, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Stock Warrants

On March 11, 2010, the Company awarded a contract to a marketing and investor relations consultant and issued a stock warrant for a total of 125,000 shares of the Company’s common stock valued at $838 thousand. The agreement is for a term of one year and is cancelable after the initial nine months of service. The stock warrant is exercisable at a price of $18.00 per share and expires on March 11, 2014, if unexercised. The Company amortizes the compensation provided to the consultant over the contract term. On December 1, 2010, the Company notified the consultant that the contract would be terminated as of December 11, 2010, the end of the initial nine months of service. As a result, according to the contractual terms agreed to with the consultant, the consultant is not entitled to the entire stock warrant. The consultant is only entitled to a stock warrant to purchase a total of 93,750 shares of the Company’s common stock.

On September 25, 2009, the Company issued common stock and a stock warrant to purchase the Company’s common stock in exchange for cash. The stock warrant allows the holder to purchase up to 22,000 shares of the Company’s common stock. The stock warrant is exercisable at a price of $12.00 per share and expires on September 14, 2014, if unexercised.

Fair value is generally based on independent sources such as quoted market prices or dealer price quotations. To the extent certain financial instruments trade infrequently or are non-marketable securities, they may not have readily determinable fair values. The Company estimated the fair value of the stock warrants using the Black Scholes pricing model and available information that management deems most relevant. Among the factors considered in determining the fair value of financial instruments are discounted anticipated cash flows, the cost, terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price and trading history of similarly traded securities, and other factors generally pertinent to the valuation of financial instruments. The following table provides the valuation inputs used to value the stock warrants.

	Valuation Inputs Used as of
Attribute	March 11, 2010	September 25, 2009

Stock Price	$14.23	$10.49
Risk Free Interest Rate	2.29%	2.41%
Volatility	68.48%	62.98%
Exercise Price	$18.00	$12.00
Dividend Yield	0%	0%
Contractual Life (Years)	4	5

The following is a summary of the Company’s stock warrant activity through September 30, 2010:

	Stock Warrants	Weighted Average Exercise Price
Outstanding – September 30, 2009	22,000	$12.00
Exercisable – September 30, 2009	22,000	$12.00
Granted	125,000	$18.00
Exercised	-	$0.00
Forfeited/Cancelled	(31,250)	$18.00
Outstanding – September 30, 2010	115,750	$16.86
Exercisable – September 30, 2010	115,750	$16.86

SUBAYE, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The weighted average contractual life of the stock warrants as of September 30, 2010 is 3.60 years.

NOTE 9 – NONCONTROLLING INTEREST

On November 6, 2009, the Company entered into a Share Exchange Agreement (the “Agreement”) with certain shareholders of its subsidiary, Subaye.com, Inc.  Pursuant to the terms of the Agreement, the Company issued 3,408,852 shares of its common stock, with a fair market value of $46,360 thousand, in exchange for all of the outstanding shares of common stock of Subaye.com, Inc. that the Company did not already own (the “Share Exchange”). As a result of the Share Exchange, Subaye.com, Inc. and each of the wholly-owned subsidiaries of Subaye.com, Inc. effectively became wholly-owned subsidiaries of the Company.  The Share Exchange was accounted for as a change in the ownership interests of the Company with an entity under common control, in accordance with ASC 810-10-65, Consolidation. As a result, the value of the 3,408,852 shares issued to consummate the Share Exchange was recorded by the Company as an increase to stockholders' equity of $10,652 thousand, which represented the historical cost basis of the balance of the net assets acquired through the Share Exchange, which included significant assets as well as liabilities owed to the Company.

The following disclosure provides details regarding the change in the noncontrolling ownership interests of the Company’s subsidiaries, in accordance with ASC 810-10-55-4.

	Fiscal Year Ended September 30,
	2010	2009
	(In Thousands)

Net Income Attributable to Subaye, Inc.	$(472)	$(3,042)
Transfers from the Noncontrolling Interest Increase in Subaye, Inc.’s Additional Paid in Capital for the Issuance of 3,408,852 Shares of Common Stock to the Shareholders of the Noncontrolling Interest	10,652	-
Change from Net Income Attributable to Subaye, Inc. and Transfers to the Noncontrolling Interest	$10,180	$(3,042)

On July 8, 2008, for $920 thousand, the Company purchased 230,000 shares of Subaye.com’s common stock and warrants to purchase an additional 1,150,000 shares of Subaye.com’s common stock at $4.00 a share with an expiration date of July 7, 2013. These warrants to purchase common stock were cancelled on November 6, 2009, in connection with the transaction whereby the Company acquired the remaining non-controlling ownership interests.

SUBAYE, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - TAXATION

United States of America

The Company and its subsidiary, Subaye.com, Inc, do not conduct business within the United States of America. Therefore, there is no provision for United States corporate taxes and there are no deferred tax amounts.

Delaware

The Company and its subsidiary, Subaye.com, Inc, are incorporated in Delaware but do not conduct business in Delaware. Therefore, there is no provision for Delaware corporate income tax.

British Virgin Islands

Subaye IIP, Limited is incorporated in the British Virgin Islands and, under the current laws of the British Virgin Islands, is not subject to income taxes.

People’s Republic of China

Income Tax on Foreign Investment Enterprises

Subaye is subject to income tax at a rate of 25.0% of the Company’s taxable income starting from January 1, 2008 according to the Enterprise Income Tax Law and its Implementation Rules of People’s Republic of China.

Before the implementation of the Enterprise Income Tax (“EIT”) law (as discussed below), Foreign Invested Enterprises established in the People’s Republic of China are generally subject to an EIT rate of 33.0%, which includes a 30.0% state income tax and a 3.0% local income tax.  On March 16, 2007, the National People’s Congress of China passed the new Corporate Income Tax Law (“CIT Law”), and on November 28, 2007, the State Council of China passed the Implementation Rules for the CIT Law (“Implementation Rules”) which took effect on January 1, 2008. The CIT Law and Implementation Rules impose a unified EIT of 25.0% on all domestic-invested enterprises and foreign invested enterprises (“FIEs”), unless they qualify under certain limited exceptions. Therefore, nearly all FIEs are subject to the new tax rate alongside other domestic businesses rather than benefiting from the old tax laws applicable to FIEs, and its associated preferential tax treatments, beginning January 1, 2008.

Value-added Tax

The new Interim Regulations of the People’s Republic of China on Value-added Tax promulgated by the State Council came into effect on January 1, 2009 and its Implementation Rules promulgated by the Treasury Department of China came into effect on January 1, 2009.  Under these regulation and rules, value-added tax is imposed on goods sold in or imported into the PRC and on processing, repair and replacement services provided within the PRC.

Value-added tax payable in the PRC is charged on an aggregated basis at a rate of 13% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided but excluding, in respect to both goods and services, any amount paid in respect of value-added tax included in the price or charges, and less any deductible value-added tax already paid by the taxpayer on purchases of goods and service in the same financial year.

SUBAYE, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Business Tax

The new Interim Regulations  on Business Tax of the People’s Republic of China promulgated by the State Council came into effect on January 1, 2009, providing that the business tax rate for a business that provides services, assigns intangible assets or sells immovable property will range from 3% to 5% of the charges of the services provided, intangible assets assigned or immovable property sold, as the case may be except that the entertainment industry shall pay a business tax at a rate ranging from 5% to 20% of the charges of the services provided.

Tax on Dividends from PRC Enterprise with Foreign Investment

According to the Enterprise Income Tax Law, income resulting from rental properties, royalties and profits in the PRC derived by a foreign enterprise which has no establishment in the PRC or has establishment but the income has no relationship with such establishment is subject to a 10% withholding tax, subject to reduction as provided by any applicable double taxation treaty, unless the relevant income is specifically exempted from tax under the Enterprise Income Tax Law.

Effective Tax Rate and Tax Holiday

Enterprise income tax in China is generally charged at 25% of a company’s assessable profit, of which 22% is a national tax and 3% is a local tax. The Company’s subsidiary, Guangzhou Subaye, is incorporated in China, and is subject to Chinese enterprises income tax at the applicable tax rates on the taxable income as reported in their Chinese statutory accounts in accordance with the relevant enterprises income tax laws.

The provision for enterprise income tax in China is $0 and $2,932 thousand for the year ended September 30, 2010 and 2009, respectively. No provision for enterprise income tax in China had been made the year ended September 30, 2009 due to the fact that certain subsidiaries of the Company are exempt from Chinese enterprise income tax based on the statutory provisions granting a tax holiday for a two year period, as stated above, specifically for the years ended September 30, 2009 and 2008, respectively.  The Company’s Chinese tax holiday expired on October 1, 2009.

	For the Fiscal Year Ended September 30,
	2010	2009
	(In Thousands)

PRC Tax Without Consideration of Tax Holiday	$-	$2,932
PRC Tax Savings as a Result of Tax Holiday	$-	$2,932
Increase in Basic and Diluted Earnings Per Share as a Result of Tax Holiday	$-	$1.60

SUBAYE, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended September 30, 2010 and 2009:

	For the Fiscal Year Ended September 30,
	2010	2009
U.S. Statutory Rates	35.0%	35.0%
Foreign Income	(35.0)%	(35.0)
China Tax Rates	25.0%	25.0
China Income Tax Exemption	0.0%	(25.0)
Effective Income Tax Rates	25.0%	0%

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

On July 1, 2008, the Company entered into a lease for new office space in Foshan City, Guangdong, China for approximately $5 thousand per month through June 30, 2011. This lease was terminated by Subaye in accordance with the lease agreement as of April 30, 2010.

On February 1, 2009, the Company entered into a lease agreement to utilize approximately 22,000 square feet of office space at 349 Dabei Road, Shiqiao Street, Panyu District, Guangzhou City, Guangdong, China 511400 for approximately $9 thousand per month through January 31, 2011. This lease was terminated by Subaye in accordance with the lease agreement as of September 30, 2010.

On July 1, 2010, the Company entered into a lease for new office space in Guangzhou City, Guangdong, China for approximately $16 thousand per month through June 30, 2012.

On July 1, 2010, the Company entered into a lease for new office space in Beijing, China for approximately $6 thousand per month through June 30, 2012.

The following table summarizes the Company’s future minimum lease payments under operating lease agreements for the five years subsequent to September 30, 2010:

Twelve Months Ended September 30, (in thousands)
2011	$263
2012	198

$461

The Company recognizes lease expense on a straight-line basis over the life of the lease agreement. Contingent rent expense is recognized as it is incurred. Total rent expense from operating lease agreements was $191 thousand and $125 thousand for the years ended September 30, 2010 and 2009, respectively.

SUBAYE, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Customer Relationship Agents

During the year ended September 30, 2010, the Company entered into various agreements with its Agents, as described in more detail in Note 4 to the consolidated financial statements. These agreements state that over the three years subsequent to each contract date, the Company is responsible to provide its Agents with a total of $30,452 thousand of working capital in order for the Agents to complete their business development and customer relationship management activities.  The Company’s remaining commitment to the Agents is $8,299 thousand, payable over approximately the two years ending July 2012.

Litigation

We may be involved from time to time in ordinary litigation that will not have a material effect on our operations or finances. We are not aware of any pending or threatened litigation against the Company or our officers and directors in their capacity as such that could have a material impact on our operations or finances.

NOTE 12 – COMPUTATION OF (LOSS) EARNINGS PER SHARE

The following tables show the information used in the calculation of basic and diluted (loss) earnings per common share (in thousands, except number of shares and per share amounts):

	For the Year Ended September 30,
	2010	2009
Numerator — Basic and Diluted:
Net (Loss) Income Attributable to Subaye, Inc.	$(18,194)	$20,912
Denominator:
Weighted Average Common Shares Outstanding — Basic	6,783,890	1,836,217
Add: Weighted Average Common Shares Issuable Upon Exercise of Stock Warrants (Adjusted for Subsequent Event)	91,521	3,013
Add: Weighted Average Common Shares Issuable Upon Exercise of Stock Options	14,746	-
Less: Anti-Dilutive Shares Included Herein	(106,267)	-
Weighted Average Common Shares Outstanding — Diluted	6,783,890	1,839,230
Basic (Loss) Earnings Per Common Share:
Net Income — Basic	$(2.61)	$5.33
Diluted (Loss) Earnings Per Common Share:
Net Income — Diluted	$(2.61)	$5.32

The following tables show the information used in the calculation of basic and diluted (loss) earnings per common share from continuing operations (in thousands, except number of shares and per share amounts):

	For the Year Ended September 30,
	2010	2009
Numerator — Basic and Diluted:
Net (Loss) Income Attributable to Subaye, Inc.	$(7,928)	$8,569
Denominator:
Weighted Average Common Shares Outstanding — Basic	6,783,890	1,836,217
Add: Weighted Average Common Shares Issuable Upon Exercise of Stock Warrants (Adjusted for Subsequent Event)	91,521	3,013
Add: Weighted Average Common Shares Issuable Upon Exercise of Stock Options	14,746	-
Less: Anti-Dilutive Shares Included Herein	(106,267)	-
Weighted Average Common Shares Outstanding — Diluted	6,783,890	1,839,230
Basic (Loss) Earnings Per Common Share:
Net Income — Basic	$(1.17)	$3.01
Diluted (Loss) Earnings Per Common Share:
Net Income — Diluted	$(1.17)	$3.01

SUBAYE, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following tables show the information used in the calculation of basic and diluted (loss) earnings per common share from discontinued operations (in thousands, except number of shares and per share amounts):

	For the Year Ended September 30,
	2010	2009
Numerator — Basic and Diluted:
Net (Loss) Income Attributable to Subaye, Inc.	$(9,794)	$4,251
Denominator:
Weighted Average Common Shares Outstanding — Basic	6,783,890	1,836,217
Add: Weighted Average Common Shares Issuable Upon Exercise of Stock Warrants (Adjusted for Subsequent Event)	91,521	3,013
Add: Weighted Average Common Shares Issuable Upon Exercise of Stock Options	14,746	-
Less: Anti-Dilutive Shares Included Herein	(106,267)	-
Weighted Average Common Shares Outstanding — Diluted	6,783,890	1,839,230
Basic (Loss) Earnings Per Common Share:
Net Income — Basic	$(1.44)	$2.32
Diluted (Loss) Earnings Per Common Share:
Net Income — Diluted	$(1.44)	$2.31

NOTE 13 - SUBSEQUENT EVENTS

Events that have occurred subsequent to September 30, 2010 have been evaluated through the date of this audit report.

On November 4, 2010, the Company entered into a twelve month contract with an investor relations consultant. In connection with the contract, the Company agreed to issue 15,000 shares of common stock and a stock warrant to purchase 30,000 shares of the Company’s common stock at $18.00, expiring on November 5, 2012.

On October 26, 2010, the Company issued a total of 192,000 shares of common stock to thirty two (32) of the Company’s employees as one-time bonuses. The shares of common stock were issued under the Company’s Long Term Incentive Compensation Plan.

SUBAYE, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On October 26, 2010, the Company issued 190,000 shares of common stock previously awarded to members of management as fiscal year 2010 bonuses.

On October 26, 2010, the Company issued 20,000 shares of common stock previously awarded to its Vice President of Marketing, in accordance with an employment contract.

On October 26, 2010, the Company issued 17,400 shares of common stock previously awarded to two members of the Board of Directors.

On October 25, 2010, the Company entered into a letter agreement with Metro Fame Properties Limited (“Metro Fame”), pursuant to which the Company acquired all of the assets of the online business-to-business web property, www.aixi.net (“Aixi”), from Metro Fame in exchange for 1,495,585 shares of the Company’s common stock. As of October 25, 2010, Aixi had a total of 42,731 users of its business-to-business website. Aixi’s website has been operating for four years. The users have previously not paid Aixi for access to www.aixi.net. Aixi’s 42,731 users have been identified by Subaye as potential customers of Subaye’s bundled cloud product.

NOTE 14 - RECENTLY ISSUED ACCOUNTING STANDARDS

In October 2009, the Financial Accounting Standards Board (FASB) issued amended revenue recognition guidance for arrangements with multiple deliverables. The new guidance eliminates the residual method of revenue recognition and allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence (VSOE), vendor objective evidence (VOE) or third-party evidence (TPE) is unavailable. For the company, this guidance is effective for all new or materially modified arrangements entered into on or after July 1, 2011 with earlier application permitted as of the beginning of a fiscal year. Full retrospective application of the new guidance is optional. The company is currently assessing its implementation of this new guidance, but does not expect a material impact on the consolidated financial statements.

In October 2009, the FASB issued guidance which amends the scope of existing software revenue recognition accounting. Tangible products containing software components and non-software components that function together to deliver the product’s essential functionality would be scoped out of the accounting guidance on software and accounted for based on other appropriate revenue recognition guidance.  For the company, this guidance is effective for all new or materially modified arrangements entered into on or after July 1, 2011 with earlier application permitted as of the beginning of a fiscal year. Full retrospective application of the new guidance is optional. This guidance must be adopted in the same period that the company adopts the amended accounting for arrangements with multiple deliverables described in the preceding paragraph. The company is currently assessing its implementation of this new guidance, but does not expect a material impact on the consolidated financial statements.

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

SUBAYE, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In June 2009, the FASB issued amendments to the accounting rules for variable interest entities (VIEs) and for transfers of financial assets. The new guidance for VIEs eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary. In addition, qualifying special purpose entities (QSPEs) are no longer exempt from consolidation under the amended guidance. The amendments also limit the circumstances in which a financial asset, or a portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented, and/or when the transferor has continuing involvement with the transferred financial asset. The company adopted these amendments for interim and annual reporting periods beginning on July 1, 2010. The company does not expect the adoption of these amendments to have a material impact on the consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

Management’s Annual Report on Internal Controls Over Financial Reporting

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the year ended September 30, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified three material weaknesses which have caused management to conclude that, as of September 30, 2010, our disclosure controls and procedures were not effective, including (i) the number of audit adjustments recorded for the fiscal year ended September 30, 2010 and 2009, (ii) a lack of segregation of duties, and (iii) weaknesses related to document control.

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

Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Item 9B.  Other Information.

Submission of Matters to a Vote of Security Holders.

Three proposals were submitted to a vote of, and approved by, the stockholders of the Company at the 2010 annual meeting of stockholders, which was held on August 31, 2010.  The first proposal was for the election of five nominees to serve as directors until the end of their respective terms.  The second proposal was to approve and adopt the Subaye, Inc. 2010 Omnibus Long-Term Incentive Plan.  The third proposal was to ratify the appointment of DNTW Chartered Accountants LLP as the Company’s independent registered public accountants for the fiscal year 2010.  Additional information about the proposals can be found in the Company’s definitive proxy statement filed with the Securities and Exchange Commission on July 14, 2010.

Of the 7,444,931 shares of stock issued and outstanding and entitled to vote at the annual meeting, 5,302,841 shares were represented in person or by proxy, which constituted approximately 71.22% of the total votes entitled to be cast at the meeting.  Each share of common stock outstanding is entitled to one vote.

Proposal 1 – Election of Directors

The voting results for the election of Directors were as follows:

	Number of	Number of
	Shares Voted for	Shares Withheld

Zhiguang Cai	4,384,212	1,356
Alan R. Lun	4,384,397	1,171
Larry Schafran	4,384,377	1,191
Jinliu Deng	4,384,397	1,171
Qimei Liu	4,384,242	1,326

No stockholder voted against any nominee.  There were 917,273 broker non-votes for this proposal.

Proposal 2 – Approval and Adoption of the Subaye, Inc. 2010 Omnibus Long-Term Incentive Plan

The voting results for the approval and adoption of the Subaye, Inc. 2010 Omnibus Long-Term Incentive Plan were as follows:

For: 4,350,114	Against: 25,176	Abstain: 10,278

There were 917,273 broker non-votes for this proposal.

Proposal 3 – Ratification of the Appointment of DNTW Chartered Accountants LLP to serve as the Company’s independent registered public accountants for the fiscal year 2010

The voting results for the ratification of the appointment of DNTW Chartered Accountants LLP to serve as the Company’s independent registered public accountants for the fiscal year 2010 were as follows:

For: 5,288,079	Against: 14,216	Abstain: 546

There were no broker non-votes for this proposal.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

The following table and related disclosure sets forth the name, age, positions and offices or employments for the past five years as of the date of this filing, of our executive officers and directors. Members of the board are elected and serve for one year terms or until their successors are elected and qualify. All of the officers serve at the pleasure of the Board of Directors of the Company.

NAME	AGE	POSITION
Zhiguang Cai	37	Chief Executive Officer, Director
Alan R. Lun	44	President and Director
James T. Crane	34	Chief Financial Officer
Larry Schafran	72	Director
Jinliu Deng	45	Director
Qimei Liu	36	Director

Our directors hold office until the earlier of their death, resignation or removal or until their successors have been elected and qualified. Our officers are elected annually by, and serve at the pleasure of, our board of directors.

Zhiguang Cai, Chief Executive Officer and Director

On September 5, 2009, the Company appointed Zhiguang Cai to serve as a Director and Chief Executive Officer. Mr. Cai joined the Company in October 2000. Mr. Cai was instrumental in the development of the original computer architecture and user interface for the Company’s primary Internet properties at www.subaye.com. Mr. Cai’s primary duties involve managing the Company’s daily business operations as well as. Mr. Cai graduated in 1995 from the Central China Normal University Department of Computer Science.

Alan R. Lun, President and Director

On September 5, 2009, the Board re-appointed Alan R. Lun as the Company’s President and as a member of the Board of Directors. Mr. Lun served as the Company’s Chief Executive Officer from April 30, 2007 through September 5, 2009. Mr. Lun originally joined the Company in March, 2006. Mr. Lun’s primary duties involve managing the Company’s daily operations and maintaining customer and business partner relationships. From March 2001 through February 2006, Mr. Lun was the division manager of Guangdong Country Garden Property Management Co. Ltd., one of the largest real estate management and development companies in China.

James T. Crane, Chief Financial Officer

On October 29, 2007, the Board appointed James T. Crane as the Company’s Chief Financial Officer. Mr. Crane lives in China. Mr. Crane has had significant experience working with businesses listed on the NYSE and NASDAQ stock exchanges since 1999. Mr. Crane has had significant experience with Chinese-based businesses that are listed as public companies in the United States of America since 2006. Mr. Crane’s primary duties involve managing the Company’s daily financial operations, managing the Company’s communications with its shareholders, ensuring compliance with SEC regulations and ensuring the Company’s accounting is in compliance with all applicable accounting and financial standards, namely U.S. GAAP. Since June 2010, Mr. Crane has also served as the Chief Financial Officer of Far East Wind Power Corp., a Beijing, China-based public company listed on the NASDAQ Over-the-Counter Bulletin Board. From June 2009 to June 2010, Mr. Crane was the Chief Financial Officer of Longwei Petroleum Investment Holding Limited, a China-based public company listed on the NYSE Amex Stock Exchange. Mr. Crane has also served as Chief Financial Officer and as a Director of several other public companies since 2006.

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

Board of Directors

We currently have five members on our Board of Directors, who are elected to annual terms and until their successors are elected and qualified. Executive officers are appointed by the Board of Directors on an annual basis and serve until their successors have been duly elected and qualified. There have been no material changes to the procedures by which security holders may recommend nominees to the Board of Directors since the date of the Company's most recent quarterly report on Form 10-Q.

Family Relationships

There are no family relationships among any of our directors, officers or key employees.

Involvement in Legal Proceedings

During the past ten years, no officer or director of Subaye has:

(1) Petitioned for bankruptcy under the Federal Bankruptcy laws or any state insolvency law or had a bankruptcy petition filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to such filing;

(2) Been convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or of any Federal or State authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

(4) Been found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated;

(5)  Been the subject of or party to any Federal or State judicial or administrative order, judgment, decree or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or State securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(6) Been the subject of or party to any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

The Audit Committee is responsible for overseeing the Company’s corporate accounting, financial reporting practices, audits of financial statements and the quality and integrity of the Company’s financial statements and reports. In addition, the Audit Committee oversees the qualifications, independence and performance of the Company’s independent auditors. In furtherance of these responsibilities, the Audit Committee’s duties include the following: evaluating the performance of and assessing the qualifications of the independent auditors; determining and approving the engagement of the independent auditors to perform audit, review and attest services and performing any proposed permissible non-audit services; evaluating employment by the Company of individuals formerly employed by the independent auditors and engaged on the Company’s account and any conflicts or disagreements between the independent auditors and management regarding financial reporting, accounting practices or policies; discussing with management and the independent auditors the results of the annual audit; reviewing the financial statements proposed to be included in the Company’s annual report on Form 10-K; discussing with management and the independent auditors the results of the auditors’ review of the Company’s quarterly financial statements; conferring with management and the independent auditors regarding the scope, adequacy and effectiveness of internal auditing and financial reporting controls and procedures; and establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting control and auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters. The Audit Committee operates under the written Audit Committee Charter adopted by the Board in 2009, a copy of which may be obtained by writing the Secretary of the Company at 9/F., Beijing Business World, 56 East Xinglong Street, Chongwen District, Beijing, China 100062, attention: Zhiguang Cai, CEO. A current copy of the Audit Committee Charter is also available on the SEC website at http://www.sec.gov, as an exhibit to the Form 8-K filed by the Company on November 20, 2009.

Director Independence

In determining the independence of its Directors, the Company uses the definition of independence adopted by the NASDAQ Stock Market. Based on the NASDAQ standards, the Board of Directors has determined that three of the five members of our board of directors are independent.

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company’s directors and executive officers and persons who beneficially own more than ten percent (10%) of a registered class of its equity securities, file with the SEC reports of ownership and changes in ownership of its common stock and other equity securities. Executive officers, directors, and greater than ten percent (10%) beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports that they file. Based solely upon a review of the copies of such reports furnished to us or written representations that no other reports were required, the Company believes that, during that past fiscal year, all filing requirements applicable to its executive officers, directors, and greater than ten percent (10%) beneficial owners were met, except as follows:

	Number of	Number of
	Late Reports	Transactions Not Timely Reported

Zhiguang Cai	2	1
Alan R. Lun	1	1
Larry Schafran	2	1
Jinliu Deng	2	1
Qimei Liu	2	1
James Crane	3	3
He Yao	1	1

Code of Ethics

We have adopted a Code of Ethics for our Senior Financial Officers and for all of our employees. We shall, without charge, provide to any person, upon request, a copy of our Code of Ethics for our Senior Financial Officers. All such requests should be mailed to: Subaye, Inc., 9/F., Beijing Business World, 56 East Xinglong Street, Chongwen District, Beijing, China 100062, attention: Zhiguang Cai, CEO.

As required by SEC rules, we will report within five business days the nature of any change or waiver of our Code of Ethics for our Senior Financial Officers.

Item 11.  Executive Compensation.

The following table presents a summary of the compensation paid to our executive officers during the fiscal years ended September 30, 2010 and 2009, respectively. Except as listed below, there were no bonuses, other annual compensation, restricted stock awards or stock options/SARs or any other compensation paid to the named executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Zhiguang Cai, Chief Executive Officer, Director (1)	2010	$30,000	0	667,469	0	0	0	0	$697,469
	2009	28,000	0	2,275	0	0	0	0	30,275

James T. Crane, Chief Financial Officer, principal Accounting Officer (2)	2010	0	0	314,851	0	0	0	115,884	430,735
	2009	0	0	12,000	0	0	0	179,163	191,163

Alan R. Lun, Former Chief Executive Office, Director (3)	2010	30,000	0	621,979	0	0	0	0	651,979
	2009	40,000	0	1,517	0	0	0	0	41,517

(1) Zhiguang Cai was hired on September 5, 2009. Mr. Cai receives cash compensation equal to $30,000 per year and also received a stock award of 30,000 shares of common stock as additional compensation which vests on a monthly basis through October 1, 2011.

(2) James Crane was hired on October 29, 2007.  Mr. Crane receives cash compensation equal to 780,000 Renminbi (approximately $117,647 using exchange rates effective as of September 30, 2010) per year and also received a stock award of 22,500 shares of common stock as additional compensation which vests on a monthly basis through October 1, 2012. An additional issuance of shares of common stock were earned by Mr. Crane as a bonus award for his efforts associated with the Company’s successful listing on the NASDAQ Global Market stock exchange on March 16, 2010. Mr. Crane does not receive a traditional salary from the Company. An entity controlled by Mr. Crane, J. Crane & Company Limited, receives all cash and stock compensation on behalf of Mr. Crane.

(3) Alan R. Lun was hired on April 30, 2007. Mr. Lun receives cash compensation equal to $30,000 per year and also received a stock award of 20,000 shares of common stock as additional compensation through October 1, 2011.

Outstanding Equity Awards at Fiscal Year-End
	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Zhiguang Cai	0	0	0	0	-	20,167	$121,000	0	0
James T. Crane	0	0	0	0	-	15,125	$90,750	0	0
Alan R. Lun	0	0	0	0	-	13,444	$80,667	0	0

Director Compensation

The following table presents a summary of the compensation paid to the members of our Board of Directors during the fiscal year ended September 30, 2010. Except as listed below, no other compensation was paid to our Directors.

	Fees earned or paid in cash	Stock awards	Option awards	Non- equity incentive plan compensation	Non- qualified deferred compensation earnings	All other compensation	Total
Name	$	$	$	$	$	$	$
Zhiguang Cai	0	0	0	0	0	0	0
Alan Lun	0	0	0	0	0	0	0
Larry Schafran	0	0	286,592	0	0	0	286,592
Jinliu Deng	0	169,360	0	0	0	0	169,360
Qimei Liu	0	169,360	0	0	0	0	169,360

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)   Security Ownership of Certain Beneficial Owners

The following tables set forth, as of December 22, 2010, information known to us relating to the beneficial ownership of shares of common stock by: each person who is the beneficial owner of more than 5 percent of the outstanding shares of common stock, each director, each executive officer, and all executive officers and directors as a group.

 We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them except as stated therein.

Under the securities laws, a person is considered to be the beneficial owner of securities that can be acquired by him or her within 60 days from the date of this filing upon the exercise of options, warrants or convertible securities. We determine beneficial owner's percentage ownership by assuming that options, warrants or convertible securities that are held by him or her, but not those held by any other person and which are exercisable within 60 days of the date of this filing, have been exercised or converted. As of December 22, 2010 there were 9,374,916 shares of our common stock issued and outstanding.

Name and Address of Beneficial Owner*	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned	Position
Enthral Island Limited Rom 1013 KSH Centre, 151-153 Hoi Bun Road, Kowloon Hong Kong	2,993,627	31.93%	5% owner
Metro Fame Limited Room 2209, 22/F, Wu Chung House 213 Queen’s Road East, Wan Chai, Hong Kong	1,495,585	15.95%	5% owner
Wukuang IE Limited 7/F., HaiYiGe, BiguiyuanShunde, Fushan GD China	622,000	6.63%	5% owner
Zhiguang Cai	80,000	0.85%	Chief Executive Officer, Director
James T. Crane	132,254	1.41%	Chief Financial Officer
Alan Lun	80,000	0.85%	President, Director
Yaofu Su	45,000	0.48%	Vice President
He Yao	40,000	0.43%	Secretary
Larry Schafran	23,200	0.25%	Director
Jinliu Deng	11,600	0.12%	Director
Qimei Liu	11,600	0.12%	Director
Directors and Executive Officers as a Group	383,054	4.52%

* Except where otherwise indicated, the address of the beneficial owner is deemed to be the same address of the Company.

(b)   Changes in Control

We know of no contractual arrangements which may at a subsequent date result in a change of control in the Company.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons, Promoters and Certain Control Persons

None.

Director Independence

Each of Larry Schafran, Jinliu Deng and Qimei Liu has been found by the Company’s Board of Directors to be independent pursuant to the NASDAQ rules.  All of the members of our Audit Committee, Nominating/Corporate Governance Committee and Compensation Committee are independent pursuant to the NASDAQ rules.

Item 14. Principal Accounting Fees and Services.

AUDIT FEES

The aggregate fees billed by the Company's auditors for professional services rendered in connection with the audit of the Company's annual consolidated financial statements for fiscal 2010 and 2009 and quarterly reviews of the consolidated financial statements included in the Company's Forms 10-K and 10-Q for fiscal 2010 and 2009, and for the review of the Company’s Forms S-1 in 2009, were $128,000 and $200,084, respectively.

AUDIT-RELATED FEES

The Company's auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements.

TAX FEES

The aggregate fees billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning were $0 for fiscal 2010 and 2009.

ALL OTHER FEES

The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting in fiscal 2010 and 2009 were $0 and $0.

PART IV

Item 15.  Exhibits.

(a)	Exhibits

2.1	Share Exchange Agreement, dated November 6, 2009, between Subaye, Inc. and certain shareholders of Subaye, Inc. +

3.1	Certificate of Incorporation.*

3.2	Certificate of Amendment of Certificate of Incorporation, as filed on July 10, 2007 with the Secretary of State of the State of Delaware.**

3.3	Certificate of Amendment of Certificate of Incorporation, as filed on October 23, 2009 with the Secretary of State of the State of Delaware. +

3.4	Bylaws.*

10.1	Employment Agreement, dated September 21, 2010, between Subaye, Inc. and King Rong. +

14.1	Code of Ethics***

21.1	List of Subsidiaries +

23.1	Consent of DNTW Chartered Accountants LLP +

31.1	Rule 13a-14(a)/15d-14(a) Certification (CEO) +

31.2	Rule 13a-14(a)/15d-14(a) Certification (CFO) +

32.1	Section 1350 Certification (CEO) +

32.2	Section 1350 Certification (CFO) +

*	Incorporated by reference to exhibits filed with the registrant’s definitive proxy statement on Form 14A as filed with the SEC on January 27, 2005.

**	Incorporated by reference from the registrant’s Form 8-K as filed with the SEC on July 31, 2007.

***	Incorporated by reference from the registrant’s Form 8-K as filed with the SEC on November 20, 2009.

+	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUBAYE, INC.

Date: December 22, 2010	By:	/s/ Zhiguang Cai
Zhiguang Cai
Chief Executive Officer and President
(Principal Executive Officer)

Date: December 22, 2010	By:	/s/ James T. Crane
James T. Crane
Chief Financial Officer
(Principal Financial and Accounting Officer)